Form 10-K
period 2020-12-31
890 5th Avenue Partners, Inc.
filed 2021-03-31
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

Commission File Number 001-39877

890 5th Avenue Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3022075
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

14 Elm Place, Suite 206 Rye, NY	10580
(Address of principal executive offices)	(zip code)

(575) 914-6575

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was incorporated on September 9, 2020, and has a fiscal year ending on December 31. Therefore, as of the filing date of this Annual Report on Form 10-K, the registrant has not yet completed a second fiscal quarter. Accordingly, there was no market value for the registrant’s shares of common stock on such date.

As of March 31, 2021, 29,527,500 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class F common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated January 11, 2021, as filed with the Securities and Exchange Commission on January 13, 2021, pursuant to Rule 424(b)(4) (SEC File No. 333-251650) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

890 5TH AVENUE PARTNERS, INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, references to the “Company” and to “we,” “us,” and “our” refer to 890 5th Avenue Partners, Inc., except where the context requires otherwise.

We are a blank check company incorporated on September 9, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geography, we intend to focus on industries that align well with the relationships and experience of our team and sponsor. We will seek to capitalize on the exceptional operating experience, capital markets expertise and vast network of our management team and advisors across the technology, media and telecommunications sectors.

On October 15, 2020, our sponsor, 200 Park Avenue Partners, LLC, a Delaware limited liability company (“Sponsor”), purchased an aggregate of 7,187,500 shares of common stock, par value $0.0001 per share, which shares were later designated as shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate purchase price of $25,000, or approximately $0.003 per share. In December 2020, our Sponsor sold 621,222 Founder Shares to PA 2 Co-Investment LLC (“PA 2 Co-Investment”). In January 2021, our Sponsor sold an aggregate of 266,238 Founder Shares to Craig-Hallum Capital Group LLC (“Craig-Hallum”) and its affiliate and an aggregate of 105,000 Founder Shares to our independent director nominees (20,000 Founder Shares to each of Linda Yaccarino, Scott Flanders, David Bank and Jon Jashni, and 25,000 Founder Shares to Kelli Turner), in each case at their original per share purchase price. 937,500 of the Founder Shares were subject to forfeiture depending upon the extent to which the underwriters did not exercise their over-allotment option with respect to our Initial Public Offering (as defined below).

On January 14, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 28,750,000 units (“Units”), which included the full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and one-third of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000.

Simultaneously with the consummation of our Initial Public Offering, we consummated the private placement of an aggregate of 777,500 units (the “Private Placement Units”) to our Sponsor, PA 2 Co-Investment, Craig-Hallum and John Lipman at a price of $10.00 per Private Placement Unit, generating total gross proceeds to the Company of $7,775,000 (the “Private Placement”). In the Private Placement, our Sponsor purchased 657,500 Private Placement Units, PA 2 Co-Investment purchased 84,000 Private Placement Units, Craig-Hallum purchased 18,000 Private Placement Units and John Lipman purchased 18,000 Private Placement Units. The Private Placement Units are identical to the Units, except that the Private Placement Units (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such warrants held by PA 2 Co-Investment, Craig-Hallum and John Lipman, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering. If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering.

Following the closing of the over-allotment option and sale of additional Private Placement Units, an aggregate amount of $287,500,000 of the net proceeds from the Initial Public Offering and the Private Placement has been placed in the trust account established in connection with the Initial Public Offering.

Transaction costs amounted to approximately $6,221,000 in the aggregate consisting of $5,750,000 of underwriting fees and approximately $471,000 of other offering costs. In addition, approximately $1,554,000 of cash was available for working capital purposes, unused portions of which are held outside of the trust account established in connection with the Initial Public Offering.

As a result of the underwriters’ exercise of the over-allotment option in full, 937,500 of the Founder Shares are no longer subject to forfeiture.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated January 11, 2021, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 11, 2021, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 14 Elm Place, Suite 206, Rye, New York 10580. The cost for this space and any successor space is included in a $20,000 per month fee that we pay to our Sponsor for office space, utilities, general office and secretarial support, and administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ENFAU.” Commencing on March 5, 2021, holders of the Units could elect to separately trade the Class A Common Stock and Warrants comprising the Units. The Class A Common Stock and Warrants that are separated trade on Nasdaq under the symbols “ENFA” and “ENFAW,” respectively. Those Units not separated continue to trade on Nasdaq under the symbol “ENFAU.”

Holders

As of March 31, 2021, there was 1 holder of record of our Units, 1 holder of record of our Class A Common Stock, 9 holders of record of our Class F Common Stock, 1 holder of record of our Warrants, and 4 holders of record of our Private Placement Units. The actual number of holders is greater than this number of registered record holders, and includes holders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 15, 2020, our Sponsor purchased an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, in connection with our organization. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On January 14, 2021, the Company consummated the Initial Public Offering of 28,750,000 Units, which included the full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A Common Stock, and one-third of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000.

On January 14, 2021, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 777,500 Private Placement Units to the Sponsor, PA 2 Co-Investment, Craig-Hallum and John Lipman at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $7,775,000. No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.  In the Private Placement, the Sponsor purchased 657,500 Private Placement Units, PA 2 Co-Investment purchased 84,000 Private Placement Units, Craig-Hallum purchased 18,000 Private Placement Units and John Lipman purchased 18,000 Private Placement Units. The Private Placement Units are identical to the Units, except that the Private Placement Units (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such warrants held by PA 2 Co-Investment, Craig-Hallum and John Lipman, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering. If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering.

Transaction costs amounted to approximately $6,221,000 in the aggregate consisting of $5,750,000 of underwriting fees and approximately $471,000 of other offering costs. In addition, approximately $1,554,000 of cash was available for working capital purposes, unused portions of which are held outside of the trust account established in connection with the Initial Public Offering.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial Business Combination. We may withdraw interest to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on September 9, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses or entities.

Our Sponsor is 200 Park Avenue Partners, LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on January 11, 2021. On January 14, 2021, we consummated our Initial Public Offering of 28,750,000 Units (and the Class A Common Stock included in the Units being offered, the “Public Shares”), including 3,750,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $6.2 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 777,500 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment (an affiliate of Cowen and Company, LLC, a representative of the underwriters), and Craig-Hallum (a representative of the underwriters) and its affiliate, generating proceeds of approximately $7.8 million.

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 14, 2023 (the “Combination Period”), we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, and the preparation for the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. Subsequent to the closing of the Initial Public Offering our activity includes the search for a prospective initial Business Combination and generation of non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 9, 2020 (inception) to December 31, 2020 we had net loss of approximately $11,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $202,000 in cash and working capital deficit of approximately $325,000.

Through December 31, 2020, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares, the proceeds of the Note (as defined below) from our Sponsor of $300,000, and approximately $13,000 in advances from a related party. We repaid the Note in full on January 14, 2021 and reimbursed the advances from the related party in full in February 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to, provide us working capital loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or our search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

In October 2020, our Sponsor purchased 7,187,500 shares of our Founder Shares for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering (excluding the shares comprising the Private Placement Units). The underwriter exercised its over-allotment option in full on January 14, 2021; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 777,500 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment, and Craig-Hallum and its affiliate, generating proceeds of approximately $7.8 million.

The Private Placement Units (including the shares comprising the Private Placement Units and the Private Placement Warrants (as defined below) and shares of Class A Common Stock issuable upon exercise of such Private Placement Warrants) are not transferable or salable until 30 days after the completion of the initial Business Combination.

Each whole private placement warrant underlying the Private Placement Units (the “Private Placement Warrants”) is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units has been added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless.

Our Sponsor, officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Related Party Loans

On October 15, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $300,000 under the Note as of December 31, 2020 and repaid the Note in full on January 14, 2021. In addition, an affiliate of our Sponsor advanced approximately $13,000 to cover for certain expenses on behalf of us and we reimbursed the advances from the affiliate of our Sponsor in full in February 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our management team or any of their affiliates or other third parties may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans (and any Class A Common Stock issuable upon the exercise of the Private Placement Units and units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to make up to certain demands, excluding short form demands, that we registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.8 million in the aggregate, paid upon the closing of the Initial Public Offering.

Administrative Support Agreement

Commencing on the date of the listing of the Units on the Nasdaq Capital Market through the earlier of the consummation of the initial Business Combination or our liquidation, we will pay the Sponsor $20,000 per month for office space, utilities, general office and secretarial support, and administrative and support services.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or the Company's or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-balance sheet financing arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of December 31, 2020.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Adam Rothstein	49	Executive Chairman, Secretary and Director
Emiliano Calemzuk	47	Chief Executive Officer and Director
Michael Del Nin	50	Chief Financial Officer and Chief Operating Officer
Linda Yaccarino	58	Director
Kelli Turner	50	Director
David Bank	51	Director
Scott Flanders	64	Director
Jon Jashni	57	Director

Adam Rothstein has served as an executive officer and a member of our board of directors since our inception. Mr. Rothstein has served as our Executive Chairman since inception and our Secretary since December 2020. Mr. Rothstein also had served as our President, Chief Executive Officer, Treasurer and Secretary from inception until November 2020. Mr. Rothstein is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused early-stage investment fund, and Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, which he co-founded in 2013 and 2014 respectively. Since 2014, Mr. Rothstein has been the Managing Member of 1007 Mountain Drive Partners, LLC, which is both a consulting and investment vehicle. Mr. Rothstein is also a sponsor and director of Roth CH Acquisition II Co. (NASDAQ: ROCC, ROCCW, ROCCU) and Roth CH Acquisition III Co. (NASDAQ: ROCRU), which are special purpose acquisition companies. Previously, from July 2019 until January 2021, Mr. Rothstein was a director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “Jay-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc. and which now trades as TPCO Holding Corp. (NEO: GRAM.U) (OTCQX: GRAMF). Additionally, from February 2020 until March 2021, Mr. Rothstein was a director of Roth CH Acquisition I Co. (NASDAQ: ROCH), a special purpose acquisition company that acquired PureCycle Technologies LLC and which now trades as PureCycle Technologies, Inc. (NASDAQ: PCT, PCTTW, PCTTU). Mr. Rothstein has over 20 years of investment experience, and currently sits on the boards of directors of several early- and mid-stage technology and media companies both in the US and in Israel and is on the Advisory Board for the Leeds School of Business at the University of Colorado, Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge. We believe Mr. Rothstein is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Emiliano Calemzuk serves as our Chief Executive Officer and a member of our board of directors since November 2020. Mr. Calemzuk is a media executive and entrepreneur with 20 years of experience in the international media and management space. He currently serves as the Lead Independent Director and Chairman of the Nominating and Corporate Governance at MercadoLibre, Inc. (Nasdaq: MELI), an e-commerce and payments platform in Latin America. Mr. Calemzuk was recently Co-Founder and CEO of RAZE, a Los Angeles-based media venture which produces traditional and social content geared toward a Hispanic and Latin American audience in the United States. In 2015 and 2016 Mr. Calemzuk partnered with Time Inc., publisher of Time, Sports Illustrated, People, and other major magazine titles to assist with Time Inc.’s entry into digital video. In 2013 and 2014 Mr. Calemzuk joined Jeff Sagansky’s and Harry Sloan’s $400 million special purpose acquisition company, Silver Eagle Acquisition Company, as target company Chief Executive Officer designate. Mr. Calemzuk had a 14-year career at 21st Century Fox / News Corp in the C-suite. He served as Chief Executive Officer of Shine Group Americas, a unit of 21st Century Fox, from 2010 to 2012. In this capacity Mr. Calemzuk oversaw scripted and non-scripted television series. From 2007 to 2010, Mr. Calemzuk served as President of Fox Television Studios. From 2002 to 2007 Mr. Calemzuk was based in Rome, Italy, as President of FOX International Channels Europe where he managed the operation of the FOX Italian TV group. In addition, Mr. Calemzuk supervised the FOX operation in Spain, France, Germany, Turkey, and Eastern Europe. Before moving to Rome, Mr. Calemzuk was Vice President and Deputy Managing Director of FOX Latin American Channels. In 2000 Mr. Calemzuk held the post of General Manager of Fox Kids Latin America. Mr. Calemzuk was born in Mar del Plata, Argentina, and is a cum laude graduate of the University of Pennsylvania. We believe Mr. Calemzuk is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Michael Del Nin has served as our Chief Financial Officer and Chief Operating Officer since January 11, 2021. Mr. Del Nin was the Co-Chief Executive Officer of Central European Media Enterprises Ltd. (Nasdaq: CETV), one of Europe’s leading television broadcasters, from September 2013 until its sale in October 2020, and was a member of its Board of Directors from October 2009 until September 2013. Mr. Del Nin previously was the Senior Vice President of International and Corporate Strategy at Time Warner Inc. from 2008 until 2013, in which capacity he helped drive Time Warner Inc.’s global strategy and business development initiatives, with a particular focus on international operations and investments. From 2006 to 2008, Mr. Del Nin was the Senior Vice President responsible for Mergers and Acquisitions at Time Warner Inc. Mr. Del Nin’s prior experience includes roles at New Line Cinema, as Senior Vice President, Business Development, and as an investment banker at Salomon Smith Barney focused on the media industry. Mr. Del Nin holds an undergraduate business degree from Bocconi University and a law degree from the University of New South Wales.

Linda Yaccarino has served as a member of our board of directors since January 11, 2021. As Chairman of Global Advertising and Partnerships at NBCUniversal, Ms. Yaccarino is responsible for managing over $10 billion in revenue annually and stewarding the company’s industry-leading portfolio of linear networks, digital platforms, distribution partnerships, and client relationships. At NBCUniversal, Ms. Yaccarino, with the help of her 1,500-person team, connects established and emerging brands to hundreds of millions of viewers. Ms. Yaccarino also leads a joint Global Advertising & Partnerships team at NBCUniversal, which oversees the company’s One Platform offering worldwide. Ms. Yaccarino is the Chairman of the World Economic Forum’s Taskforce on Future of Work, and the Vice Chairman of The Advertising Council. Ms. Yaccarino sits on the Board of Directors of Ascena Retail Group (OTC: ASNAQ) and is a member of the President’s Council on Sports, Fitness, and Nutrition. Ms. Yaccarino is a graduate of Pennsylvania State University. We believe Ms. Yaccarino is well-qualified to serve as a member of the board due to her business experience, as well as her contacts and relationships.

Kelli Turner has served as a member of our board of directors since January 11, 2021. Ms. Turner is currently President and Chief Operating Officer at SESAC, Inc., a music rights licensing company. She is also general partner of RSL Venture Partners. She recently joined the Board of Directors of DoubleVerify, a leading software platform for digital media measurement and analytics, and was on the Board of Directors of Central European Media Enterprises Ltd. (Nasdaq: CETV), a media and entertainment company operating in Central and Eastern European markets, until its sale in October 2020. She was previously President and Chief Financial Officer of RSL Management Corporation from February 2011 to April 2012. Ms. Turner previously was Chief Financial Officer and Executive Vice President of Martha Stewart Living Omnimedia, Inc., a diversified media and merchandising company, from 2009 to 2011, where she was responsible for all aspects of the company’s financial operations, while working closely with the executive team in shaping Martha Stewart Living Omnimedia, Inc.’s business strategy and capital allocation process. A lawyer and a registered certified public accountant with significant experience in the media industry, Ms. Turner joined Martha Stewart Living Omnimedia, Inc. in 2009 from Time Warner Inc., where she held the position of Senior Vice President, Operations in the Office of the Chairman and Chief Executive Officer. Prior to that, she served as Senior Vice President, Business Development for New Line Cinema from 2006 to 2007 after having served as Time Warner Inc.’s Vice President, Investor Relations from 2004 to 2006. Ms. Turner worked in investment banking for years with positions at Allen & Company and Salomon Smith Barney prior to joining Time Warner Inc. Early in her career, she also gained tax and audit experience as a certified public accountant at Ernst & Young, LLP. Ms. Turner received her undergraduate business degree and her law degree from the University of Michigan. We believe Ms. Turner is well-qualified to serve as a member of the board due to her business experience, as well as her contacts and relationships.

David Bank has served as a member of our board of directors since January 11, 2021. Mr. Bank is Executive Vice President, Corporate Development and Strategy for A+E Networks. He was named to the role in July 2019 and is responsible for long-term strategic and business development plans, including identifying potential partners in the marketplace, and exploring opportunities that align with the company’s forecasted objectives. Mr. Bank is also member of the board of directors of Johnson Production Group. Mr. Bank is a veteran analyst and financial professional with expertise in the media and entertainment industry. Prior to joining A+E Networks, he served as Executive Vice President, Investor Relations at CBS Corp. Previously, Mr. Bank had a 16-year career as a sell-side equity research analyst and Managing Director at RBC Capital Markets where he primarily covered Large Cap Media and Entertainment Companies. He also served as Associate Director of The US Equity Research Department at RBC Capital Markets. Mr. Bank began his career as an investment banker focusing on financial institutions at First Boston, then joined Furman Selz as an Investment Banker focused on Media. He holds a Bachelor of Arts from Williams College and a Master of Business Administration from The Yale School of Management. We believe Mr. Bank is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Scott Flanders has served as a member of our board of directors since January 11, 2021. In his current role as Chief Executive Officer for eHealth, Inc. (Nasdaq: EHTH), Mr. Flanders has managed the company through vast industry changes. In addition to eHealth, Inc., Mr. Flanders has served as Chief Executive Officer of The Columbia House Company, Freedom Communications and Playboy Enterprises. Mr. Flanders holds a Bachelor of Arts in Economics from the University of Colorado, Boulder and a Juris Doctor from Maurer School of Law at Indiana University. Mr. Flanders is also a Certified Public Accountant. We believe Mr. Flanders is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Jon Jashni has served as a member of our board of directors since January 11, 2021. Mr. Jashni is a media investor, advisor and content executive who provides services through his consulting firm Raintree Ventures. He is currently a Founding Advisor to Influence Media, a music fund allied with Warner Music, and Sreda Global, a leading Russian TV studio. Mr. Jashni also serves as a strategic advisor to such entities as Mass Appeal, Bonfire Game Studios, Prometheus Entertainment and Wevr and is a Founding Partner of Synthesis Entertainment. Over the course of his career, Mr. Jashni has been associated with the creation and monetization of content that has generated over $7 billion in gross revenue. From 2006 to 2016, Mr. Jashni was Co-Founder, President and Chief Creative Officer of Legendary Entertainment. During his 10-year tenure at the company he was integral to establishing and evolving the company into a leading, diversified, multi-platform media company. Comprised of film, television, digital and comics divisions, Legendary Entertainment is dedicated to owning, producing and delivering mainstream content to global audiences. Mr. Jashni has been a lead participant in corporate transactions involving such companies as Time Warner, Comcast NBCUniversal, Fidelity, Waddell & Reed, Softbank and Wanda (which purchased Legendary Entertainment in 2016). Mr. Jashni has also been involved in the acquisition and scaling of a vanguard applied analytics entity which developed proprietary methodologies for optimizing media buying, leveraging social media and finely calibrating consumer interactions. Prior to co-founding and joining Legendary Entertainment, Mr. Jashni was President of Hyde Park Entertainment, President of Irving Azoff’s Warner Bros-based Giant Pictures, Senior Vice President of Production at 20th Century Fox and Creative Executive at Columbia Pictures. Mr. Jashni holds a Master of Business Administration in Organizational Behavior from the Anderson School of Management at the University of California, Los Angeles and a Bachelor of Science in Corporate Finance from the University of Southern California. We believe Mr. Jashni is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Number and Terms of Office of Officers and Directors

Effective as of January 11, 2021, we have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of David Bank and Emiliano Calemzuk, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Scott Flanders and Jon Jashni, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Adam Rothstein, Kelli Turner and Linda Yaccarino, will expire at the third annual meeting of stockholders. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Co-Chairman of the Board, Executive Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Effective January 11, 2021, we have five “independent directors” as defined in the Nasdaq rules and applicable SEC rules prior to completion of our initial public offering. A majority of our board of directors is comprised of independent directors. Our board has determined that each of Mses. Yaccarino and Turner and Messrs. Bank, Flanders and Jashni are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the following exception: because we expect to list our securities on Nasdaq in connection with our initial public offering, we have one year from the effective date of the registration statement of which this prospectus forms a part to have our audit committee be comprised solely of independent members. The members of our audit committee are David Bank, Jon Jashni and Kelli Turner. Kelli Turner has agreed to serve as chair of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Kelli Turner qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us;

•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(2) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial Business Combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

Guidelines for Selecting Director Nominees

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

Effective January 11, 2021, we established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. The members of our Compensation Committee are David Bank, Scott Flanders and Linda Yaccarino. Scott Flanders serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

Code of Ethics

Effective January 13, 2021, we adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to our registration statement filed pursuant to Rule 424(b)(4) (Registration No. 333-251650). These documents may be reviewed by accessing our public filings at the SEC’s website at www.sec.gov. We will disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our sponsor a total of $20,000 per month, for up to 24 months, for office space, utilities, general office and secretarial support, and administrative and support services. Our founders, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or our or any of their affiliates.

Any such payments prior to an initial Business Combination have been, and will continue to be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, have been paid by the company to our founders, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team or advisors who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of January 11, 2021, and as adjusted to reflect the sale of our common stock included in the units offered by Initial Public Offering prospectus, and assuming no purchase of units in or following the Initial Public Offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, executive officer nominees, directors and director nominees; and

•	all our executive officers, executive officer nominees, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of the date hereof.

	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner[1]
200 Park Avenue Partners, LLC (our sponsor)[2]	6,852,540	[2]	18.66%
PA 2 Co-Investment LLC[3]	705,222	[3]	1.92%
Craig-Hallum Capital Group LLC[4]	302,238	[4]	*
Adam Rothstein	6,852,540		18.66%
Emiliano Calemzuk	—		*
Michael Del Nin	—		*
Linda Yaccarino[5]	20,000		*
Kelli Turner[5]	25,000		*
David Bank[5]	20,000		*
Scott Flanders[5]	20,000		*
Jon Jashni	20,000		*
All directors and executive officers as a group (8 individuals)	6,957,540		18.95%

* Less than one percent.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is 14 Elm Place, Suite 206, Rye, New York 10580.

(2) Represents 657,500 shares underlying Private Placement Units and 6,195,040 Founder Shares held of record by our Sponsor. Our Sponsor is controlled by Mr. Rothstein, as manager, and therefore Mr. Rothstein has voting and dispositive power over such shares and Founder Shares held by our Sponsor and may be deemed to beneficially own such Founder Shares. In addition, certain of our other officers, directors, and advisors are members of our Sponsor.

(3) Represents 84,000 shares underlying Private Placement Units and 621,222 Founder Shares held directly by PA 2 Co-Investment. As the sole member of PA 2 Co-Investment, Cowen Investments II LLC may be deemed to beneficially own the securities owned directly by PA 2 Co-Investment. As the sole member of Cowen Investments II, RCG LV Pearl, LLC (“RCG”) may be deemed to beneficially own the securities owned directly by PA 2 Co-Investment. As the sole member of RCG, Cowen Inc. may be deemed to beneficially own the securities owned directly by PA 2 Co-Investment. As Chief Executive Officer of Cowen Inc., Mr. Jeffrey Solomon may be deemed to beneficially own the securities owned directly by PA 2 Co-Investment. The business address is 599 Lexington Avenue, 20th Floor, New York, NY 10022.

(4) Represents 36,000 shares underlying Private Placement Units and 266,238 Founder Shares; includes shares held by certain affiliates of Craig-Hallum Capital Group LLC. The Board of Directors of Craig-Hallum Capital Group LLC (the “CH Board”) controls Craig-Hallum Capital Group LLC. There are 6 members of the CH Board: Brad Baker, Steve Dyer, William Hartfiel III, Kevin Harris, James Zavoral and Tom Emmel. Each member of the CH Board has one vote, and majority approval is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no individual member of the CH Board controls Craig-Hallum Capital Group LLC or exercises voting or dispositive control over any of the securities held by Craig-Hallum Capital Group LLC, even those in which he or she holds a pecuniary interest. Accordingly, none of them is deemed to have or share beneficial ownership of such shares. The business address of each of Craig-Hallum Capital Group LLC and its affiliates is 222 South Ninth Street, Suite 350, Minneapolis, MN 55402.

(5) Does not include any securities held by 200 Park Avenue Partners, LLC, of which each person is a member.

With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial Business Combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial Business Combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our common stock shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the shares comprising the Private Placement Units, the Private Placement Warrants and the shares of common stock underlying such Private Placement Warrants, will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial Business Combination.

 Our executive officers and Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For a complete discussion regarding certain relationships and related transactions, see the section titled “Related Party Transactions” contained in our prospectus dated January 11, 2021, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $55,000.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2020, we did not pay Marcum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2020, we did not pay Marcum any tax fees.

All Other Fees

All other fees consist of fees billed for all other services. During the year ended December 31, 2020, we did not pay Marcum any other fees.

Audit Committee Approval

Because our audit committee was not formed until January 11, 2021, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 11, 2021, between the Company and Cowen and Company, LLC and Craig-Hallum Capital Group LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Amended and Restated Bylaws of the Company. (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4).

4.4	Warrant Agreement, dated January 11, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)

4.5	Description of Securities.

10.1	Promissory Note, dated October 15, 2020, issued to 200 Park Avenue Partners, LLC. (2)

10.2	Securities Subscription Agreement, dated October 15, 2020, between the Company and 200 Park Avenue Partners, LLC. (2)

10.3	Letter Agreement, dated January 11, 2021, among the Company, 200 Park Avenue Partners, LLC, PA 2 Co-Investment LLC, John Lipman and each of the executive officers, directors and initial stockholders of the Company. (1)

10.4	Investment Management Trust Agreement, dated January 11, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)

10.5	Registration Rights Agreement, dated January 11, 2021, among the Company, 200 Park Avenue Partners, LLC and certain securityholders. (1)

10.6	Private Placement Unit Purchase Agreement, dated January 11, 2021, between the Company and 200 Park Avenue Partners, LLC. (1)

10.7	Private Placement Unit Purchase Agreement, dated January 11, 2021, between the Company and PA 2 Co-Investment LLC. (1)

10.8	Private Placement Unit Purchase Agreement, dated January 11, 2021, between the Company and Craig-Hallum Capital Group LLC. (1)

10.9	Private Placement Unit Purchase Agreement, dated January 11, 2021, between the Company and John Lipman. (1)

10.10	Form of Indemnity Agreement. (2)

10.11	Business Combination Marketing Agreement, dated January 11, 2021, between the Company and Cowen and Company, LLC and Craig-Hallum Capital Group LLC.

10.12	Administrative Services Agreement, dated January 11, 2021, between the Company and 200 Park Avenue Partners, LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-251650).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2021.

890 5TH AVENUE PARTNERS, INC.

By:	/s/ Emiliano Calemzuk
Name:	Emiliano Calemzuk
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Rothstein	Executive Chairman and Director	March 31, 2021
Adam Rothstein

/s/ Emiliano Calemzuk	Chief Executive Officer and Director	March 31, 2021
Emiliano Calemzuk	(Principal Executive Officer)

/s/ Michael Del Nin	Chief Financial Officer and Chief Operating Officer	March 31, 2021
Michael Del Nin	(Principal Financial and Accounting Officer)

/s/ Linda Yaccarino	Director	March 31, 2021
Linda Yaccarino

/s/ Kelli Turner	Director	March 31, 2021
Kelli Turner

/s/ David Bank	Director	March 31, 2021
David Bank

/s/ Scott Flanders	Director	March 31, 2021
Scott Flanders

/s/ Jon Jashni	Director	March 31, 2021
Jon Jashni

890 5TH AVENUE PARTNERS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

890 5th Avenue Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 890 5th Avenue Partners, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, stockholders’ equity and cash flows for the period from September 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2021

890 5TH AVENUE PARTNERS, INC.

BALANCE SHEET

December 31, 2020
Assets:
Current assets:
Cash	$201,781
Prepaid expenses	6,815
Total current assets	208,596
Deferred offering costs associated with the initial public offering	338,798
Total Assets	$547,394

Liabilities and Stockholder's Equity:
Current liabilities:
Accounts payable	$120,269
Accrued expenses	99,931
Franchise tax payable	450
Advances from related party	13,050
Note payable	300,000
Total current liabilities	533,700

Commitments and Contingencies

Stockholder's Equity:
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	719
Additional paid-in capital	24,281
Accumulated deficit	(11,306)
Total stockholder's equity	13,694
Total Liabilities and Stockholder's Equity	$547,394

(1)	This number includes up to 937,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

890 5TH AVENUE PARTNERS, INC.

STATEMENT OF OPERATIONS

For the Period from September 9, 2020 (inception) to
December 31, 2020
Operating expenses
General and administrative expenses	$10,856
Franchise tax expenses	450
Net loss	$(11,306)

Weighted average shares outstanding, basic and diluted (1)	6,250,000

Basic and diluted net loss per share	$(0.00)

(1)	This number excludes an aggregate of up to 937,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

890 5TH AVENUE PARTNERS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the Period from September 9, 2020 (inception) to December 31, 2020

	Common Stock				Total
	Class F		Additional Paid-In	Accumulated	Stockholder's
	Shares (1)	Amount	Capital	Deficit	Equity
Balance - September 9, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class F common stock to Sponsor	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	(11,306)	(11,306)
Balance - December 31, 2020	7,187,500	$719	$24,281	$(11,306)	$13,694

(1)	This number includes up to 937,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

890 5TH AVENUE PARTNERS, INC.

STATEMENT OF CASH FLOWS

For the Period from September 9, 2020 (inception) through
December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(11,306)
Changes in operating assets and liabilities:
Prepaid expenses	(6,815)
Accounts payable	9,844
Franchise tax payable	450
Net cash used in operating activities	(7,827)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from note payable to related party	300,000
Payment of offering costs	(115,392)
Net cash provided by financing activities	209,608

Net increase in cash	201,781

Cash - beginning of the period	-
Cash - end of the period	$201,781

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$110,425
Offering costs included in accrued expenses	$99,931
Offering costs paid by related party under promissory note	$13,000
Expenses paid by related party	$50

The accompanying notes are an integral part of these financial statements.

890 5TH AVENUE PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Organization and General

890 5th Avenue Partners, Inc. (the “Company”) is a blank check company incorporated in Delaware on September 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is 200 Park Avenue Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 11, 2021. On January 14, 2021, the Company consummated its Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $6.2 million.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 777,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC (an affiliate of Cowen and Company, LLC, a representative of the underwriters), and Craig-Hallum Capital Group LLC (a representative of the underwriters) and its affiliate, generating proceeds of approximately $7.8 million (Note 5).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a  trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the income earned on the trust account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “A&R Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The A&R Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares (as defined in Note 4) prior to the Initial Public Offering (the “initial stockholders”) agreed not to propose an amendment to the A&R Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 14, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $202,000 in cash, and working capital deficit of approximately $325,000, excluding franchise tax payable.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 4), loan from the Sponsor of $300,000 under the Note (as defined in Note 4), and advances from related party of approximately $13,000 (Note 5).  The Company repaid the Note of $300,000 in full on January 14, 2021 and the Company reimbursed the advances from the related party in full in February 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management has since reevaluated the Company’s liquidity and financial condition and believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Deferred offering costs consist of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and recorded as an asset on the Balance Sheet. These costs, along with underwriting fees were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods excluding shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 shares of Class F Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. The underwriter exercised its over-allotment option in full on January 14, 2021; thus, the 937,500 shares of Class F Common Stock were no longer subject to forfeiture. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred taxes were deemed immaterial as of December 31, 2020.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from September 9, 2020 (inception) through December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

On January 14, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, including 3,750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $6.2 million.

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

A certain qualified institutional buyer (the “Anchor Investor”) purchased 1,000,000 Units in the Initial Public Offering. The Anchor Investor subscribed for membership interests in the Sponsor representing an indirect beneficial interest in 212,621 Founder Shares and 28,750 Private Placement Units.

The Anchor Investor agreed to vote any shares that it holds (including any Public Shares that it holds) in favor of the initial Business Combination, and a smaller portion of affirmative votes from other Public Shareholders would be required to approve the initial Business Combination. As a result of the Private Placement Units that the Anchor Investor holds, it may have different interests with respect to a vote on an initial Business Combination than other Public Stockholders.

The Anchor Investor will not have any rights to the funds held in the Trust Account beyond the rights afforded to the Public Stockholders, as described herein.

Note 4—Related Party Transactions

Founder Shares

In October 2020, the Sponsor purchased 7,187,500 shares of the Company’s Class F common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the shares comprising the Private Placement Units). The underwriter exercised its over-allotment option in full on January 14, 2021; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 777,500 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC, and Craig-Hallum Capital Group LLC and its affiliate, generating proceeds of approximately $7.8 million.

The Private Placement Units (including the shares comprising the Private Placement Units, the Private Placement Warrants (as defined below) and shares of Class A common stock issuable upon exercise of such warrants) are not transferable or salable until 30 days after the completion of the initial Business Combination.

Each whole private placement warrant underlying the Private Placement Units (the “Private Placement Warrants”) is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units has been added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Related Party Loans

On October 15, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $300,000 under the Note as of December 31, 2020 and repaid the Note in full on January 14, 2021.

In addition, an affiliate of the Sponsor advanced approximately $13,000 to cover for certain expenses on behalf of the Company. The Company reimbursed the advances from the affiliate of the Sponsor in full in February 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date of the listing of the Units on the Nasdaq Capital Market through the earlier of the consummation of the initial Business Combination or the liquidation of the Company, the Company will pay the Sponsor $20,000 per month for office space, utilities, general office and secretarial support, and administrative and support services.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company's audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or the Company's or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Units and units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to make up to certain demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.8 million in the aggregate, paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company engaged certain underwriters in connection with the Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The scope of engagement excludes identifying and/or evaluating possible acquisition candidates. Pursuant to the agreement with the underwriters, the marketing fee payable to the underwriters will be 3.5% of the gross proceeds of the Initial Public Offering, approximately $10.1 million in the aggregate.

Note 6—Stockholders’ Equity

Preferred Stock — The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of preferred stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, the Company was not authorized to issue shares of preferred stock and therefore there were no shares of preferred stock issued or outstanding as of December 31, 2020.

Class A Common Stock — The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of Class A common stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, the Company was not authorized to issue shares of Class A common stock and therefore there were no shares of Class A common stock issued or outstanding as of December 31, 2020.

Class F Common Stock — The Company is authorized to issue 25,000,000 shares of Class F common stock with a par value of $0.0001 per share.  In October 2020, the Company issued 7,187,500 shares of Class F common stock, including an aggregate of 937,500 shares of Class F common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the shares comprising the Private Placement Units). The underwriter exercised its over-allotment option in full on January 14, 2021; thus, the 937,500 shares of Class F common stock were no longer subject to forfeiture.

Holders of the Class A common stock and holders of the Class F common stock of record are entitled to one vote for each share held on all matters to be voted on by stockholders, including any vote in connection with the initial Business Combination, and vote together as a single class, except as required by law.

The Class F common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to increase in respect of the issuance of certain securities, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class F common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class F common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per whole share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination, at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or their respective affiliates, without taking into account any Founder Shares or shares comprising the Private Placement Units held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 10 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Redemption of warrants for when the price per share of Class A common stock equals or exceeds $10.00:

Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;

•	upon a minimum of 30 days’ prior written notice of redemption;

•	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

•	if and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

Note 7—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date on which the financial statement was issued. Based upon this review, other than described in the financial statement, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.