Form 10-Q
period 2021-03-31
890 5th Avenue Partners, Inc.
filed 2021-06-07
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39877

890 5th Avenue Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3022075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14 Elm Place, Suite 206 Rye, NY	10580
(Address of principal executive offices)	(Zip Code)

(575) 914-6575
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	ENFA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	ENFAW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	ENFAU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of June 4, 2021, 29,527,500 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

890 5TH AVENUE PARTNERS, INC.

Form 10-Q

For the quarter ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

890 5TH AVENUE PARTNERS, INC.

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$639,115	$201,781
Prepaid expenses	810,722	6,815
Total current assets	1,449,837	208,596
Investments held in Trust Account	287,503,601	—
Deferred offering costs associated with the initial public offering	—	338,798
Total Assets	$288,953,438	$547,394

Liabilities and Stockholder’s Equity:
Current liabilities:
Accounts payable	$680,074	$120,269
Accrued expenses	535,000	99,931
Franchise tax payable	49,315	450
Advances from related party	—	13,050
Note payable	—	300,000
Total current liabilities	1,264,389	533,700
Warrant liabilities	8,756,017	—
Total Liabilities	10,020,406	533,700

Commitments and Contingencies (Note 5)

Class A common stock, $0.0001 par value; 27,393,303 shares subject to possible redemption at $10.00 per share	273,933,030	—

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 2,134,197 shares issued and outstanding (excluding 27,393,303 shares subject to possible redemption)	213	—
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)	719	719
Additional paid-in capital	3,969,381	24,281
Retained earnings (accumulated deficit)	1,029,689	(11,306)
Total stockholder’s equity	5,000,002	13,694
Total Liabilities and Stockholder’s Equity	$288,953,438	$547,394

(1)	As of December 31, 2020, includes up to 937,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 2021
Operating expenses
General and administrative expenses	$1,273,183
Administrative fee - related party	60,000
Franchise tax expense	49,315
Total operating expenses	(1,382,498)
Change in fair value of warrant liabilities	2,651,458
Offering costs associated with issuance of public and private warrants	(231,566)
Net gain from investments held in Trust Account	3,601
Net income	$1,040,995

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	23,328,204

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	8,986,296

Basic and diluted net income per share, non-redeemable common stock	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Retained Earnings	Total
	Class A		Class F		Additional Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	7,187,500	$719	$24,281	$(11,306)	$13,694
Sale of units in initial public offering, less derivative liabilities for public warrants	28,750,000	2,875	—	—	276,380,459	—	276,383,334
Offering costs	—	—	—	—	(5,989,182)	—	(5,989,182)
Sale of units in private placement, less derivative liabilities for private placement warrants	777,500	77	—	—	7,484,114	—	7,484,191
Shares subject to possible redemption	(27,393,303)	(2,739)	—	—	(27,930,291)	—	(273,933,030)
Net income	—	—	—	—	—	1,040,995	1,040,995
Balance — March 31, 2021 (unaudited)	2,134,197	$213	7,187,500	$719	$3,969,381	$1,029,689	$5,000,002

(1)	As of December 31, 2020, includes up to 937,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$1,040,995
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain from Investments held in Trust Account	(3,601)
Offering costs associated with issuance of public and private warrants	231,566
Change in fair value of warrant liabilities	(2,651,458)
Changes in operating assets and liabilities:
Prepaid expenses	(803,907)
Accounts payable	559,805
Accrued expenses	385,269
Franchise tax payable	48,865
Net cash used in operating activities	(1,192,466)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	287,500,000
Proceeds received from private placement	7,775,000
Advances from related party	20,125
Repayment of advances from related party	(33,175)
Repayment to note payable to related party	(300,000)
Payment of offering costs	(5,832,150)
Net cash provided by financing activities	289,129,800

Net increase in cash	437,334

Cash - beginning of the period	201,781
Cash - end of the period	$639,115

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Warrant liabilities associated with issuance of public and private warrants	$11,407,475
Initial value of ordinary shares subject to possible redemption	$284,058,140
Change in value of ordinary shares subject to possible redemption	$(10,125,110)

The accompanying notes are an integral part of these unaudited condensed financial statements.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in the trust account from the proceeds from the Initial Public Offering and the sale of the private placement. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 777,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC (an affiliate of Cowen and Company, LLC, a representative of the underwriters), and Craig-Hallum Capital Group LLC (a representative of the underwriters) and its affiliate, generating proceeds of approximately $7.8 million, and incurring offering costs of approximately $12,000 (Note 5).

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $639,000 in cash, and working capital of approximately $235,000, not taken into account tax obligations of approximately $49,000 that may be paid using investment income earned from Trust Account.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 4), loan from the Sponsor of $300,000 under the Note (as defined in Note 4), and advances from related party of approximately $13,000 (Note 5). The Company repaid the Note of $300,000 in full on January 14, 2021 and the Company reimbursed the advances from the related party in full in February 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to (except as described below), provide the Company with Working Capital Loans (as defined below in Note 4). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

On May 27, 2021 (see Note 10), the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 9,842,500 warrants issued in connection with its Initial Public Offering (9,583,333 warrants) and Private Placement (259,167 warrants) recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 27,393,303 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,842,500 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the Three Months Ended
March 31, 2021
Class A common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$3,601
Less: Company's portion available to be withdrawn to pay taxes	(3,601)
Net income attributable to Class A common stock subject to possible redemption	$—
Denominator:
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	23,328,204
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—

Non-redeemable common stock
Numerator:
Net income	$1,040,995
Less: Net income attributable to Class A common stock subject to possible redemption	—
Net income attributable to non-redeemable common stock	$1,040,995
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	8,986,296
Basic and diluted net income per share, non-redeemable common stock	$0.12

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

The Anchor Investor agreed to vote any shares that it holds (including any Public Shares that it holds) in favor of the initial Business Combination, and a smaller portion of affirmative votes from other Public Stockholders would be required to approve the initial Business Combination. As a result of the Private Placement Units that the Anchor Investor holds, it may have different interests with respect to a vote on an initial Business Combination than other Public Stockholders.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 777,500 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC, and Craig-Hallum Capital Group LLC and its affiliate, generating proceeds of approximately $7.8 million, and incurring offering cots of approximately $12,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to (except as described below), loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 27, 2021 (see Note 10), the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender.  To date, the Company had no borrowings under the Sponsor Loan Commitment.

Administrative Services Agreement

Commencing on the date of the listing of the Units on the Nasdaq Capital Market through the earlier of the consummation of the initial Business Combination or the liquidation of the Company, the Company will pay the Sponsor $20,000 per month for office space, utilities, general office and secretarial support, and administrative and support services. For the three months ended March 31, 2021, the Company incurred and paid approximately $60,000 in expenses for these services.

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

Note 5—Commitments & Contingencies

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Preferred Stock - The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of preferred stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of Class A common stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 2,134,837 shares of Class A common stock issued and outstanding, excluding 27,393,303 shares of Class A common stock subject to possible redemption.

Class F Common Stock - The Company is authorized to issue 25,000,000 shares of Class F common stock with a par value of $0.0001 per share. In October 2020, the Company issued 7,187,500 shares of Class F common stock, including an aggregate of 937,500 shares of Class F common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the shares comprising the Private Placement Units). The underwriter exercised its over-allotment option in full on January 14, 2021; thus, the 937,500 shares of Class F common stock were no longer subject to forfeiture.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Derivative Warrant Liabilities

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants for when the price per share of Class A common stock equals or exceeds $10.00:

Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
●	if and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury securities	$287,503,601	$—	$—	$287,503,601
Liabilities:
Warrant liabilities - public warrants	—	—	8,529,167	8,529,167
Warrant liabilities - private warrants	—	—	226,850	226,850
Total fair value	$287,503,601	$—	$8,756,017	$296,259,618

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2021.

Level 1 instruments include investments invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from a decrease  in the fair value of liabilities of $2.7 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$—
Issuance of public and private warrants	11,407,475
Change in fair value of warrant liabilibites	(2,651,458)
Warrant liabilities at March 31, 2021	$8,756,017

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2021	January 14, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.69	$10.00
Term (in years)	5.00	5.00
Volatility	15.70%	18.00%
Risk-free interest rate	1.06%	0.82%
Dividend yield	—	—

Note 9 — Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three months ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated January 14, 2021, filed on Form 8-K on January 21, 2021 (the “Post-IPO Balance Sheet”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheets as opposed to equity. Since their issuance on January 14, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheets, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for warrants issued on January 14, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As of January 14, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$289,432,482	$—	$289,432,482
Liabilities and shareholders’ equity
Total current liabilities	$374,332	$—	$374,332
Warrant liabilities	—	11,407,475	11,407,475
Total liabilities	374,332	11,407,475	11,781,807
Class A common stock, $0.0001 par value; shares subject to possible redemption	284,058,140	(11,407,470)	272,650,670
Shareholders’ equity
Preferred stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	112	114	226
Class F common stock - $0.0001 par value	719	—	719
Additional paid-in-capital	5,020,282	231,447	5,251,729
Accumulated deficit	(21,103)	(231,566)	(252,669)
Total shareholders’ equity	5,000,010	(5)	5,000,005
Total liabilities and shareholders’ equity	$289,432,482	$—	$289,432,482

Note 10—Subsequent Events

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination).  Up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender (see Note 4).

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “890 5th Avenue Partners, Inc.,” “our,” “us” or “we” refer to 890 5th Avenue Partners, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on September 9, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Sponsor and Financing

Our sponsor is 200 Park Avenue Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 11, 2021. On January 14, 2021, we consummated our Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $6.2 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 777,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC (an affiliate of Cowen and Company, LLC, a representative of the underwriters), and Craig-Hallum Capital Group LLC (a representative of the underwriters) and its affiliate, generating proceeds of approximately $7.8 million, and incurring offering costs of approximately $12,000 (Note 5).

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

Initial Business Combination

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the income earned on the trust account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 14, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $639,000 in cash and working capital of approximately $235,000 (not taking into account approximately $49,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash proceeds of $25,000 from the sale of the Founder Shares, loan from the Sponsor of $300,000 under the Note, and advances from related party of approximately $13,000. We repaid the Note of $300,000 in full on January 14, 2021 and we reimbursed the advances from the related party in full in February 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to (except as described below), provide the Company with Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”).  As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $1.0 million, which consisted of approximately $1.3 million in general and administrative expenses, $60,000 in related party administrative fee, approximately $49,000 in franchise tax expense, approximately $232,000 offering costs associated with issuance of public and private warrants, offset by approximately $2.7 million in change in fair value of warrant liabilities and approximately $4,000 of net gain from investments held in Trust Account.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 27,393,303 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,842,500 shares of our common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for its 9,842,500 warrants issued in connection with its Initial Public Offering (9,583,333 warrants) and Private Placement (259,167 warrants) recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, solely due to the Company’s revision of its Post-IPO Balance Sheet to reclassify the Company’s warrants as described in Note 8, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 13, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock and/or may make it more difficult for us to consummate an initial business combination.

We account for the 9,842,500 warrants issued in connection with the initial public offering (including the 9,583,333 warrants sold as part of the units in the initial public offering and the 259,167 private placement warrants underlying the private placement units) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purposes acquisition company (SPAC) that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management concluded that, in light of the SEC Staff Statement, our audited balance sheet as of January 14, 2021 should be revised. In connection with the foregoing development and solely as the result of such revision, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 777,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC (an affiliate of Cowen and Company, LLC, a representative of the underwriters), and Craig-Hallum Capital Group LLC (a representative of the underwriters) and its affiliate, generating proceeds of approximately $7.8 million (Note 5).

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. The Company repaid the Note in full on January 14, 2021.

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million in the aggregate of net proceeds of the Initial Public Offering and certain of a portion of the proceeds of the Private Placement were placed in the Trust Account and invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $6.2 million in underwriting discounts and commissions and offering costs related to the Initial Public Offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Amendment to Warrant Agreement, dated January 21, 2021, between the Registrant and Continental Stock Transfer & Trust Company
10.1	Loan Commitment Letter, dated May 27, 2021, from 200 Park Avenue Partners, LLC, the Registrant’s Sponsor, to the Registrant
31.1

Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 7, 2021	890 5TH AVENUE PARTNERS, INC.

	By:	/s/ Emiliano Calemzuk
	Name:	Emiliano Calemzuk
	Title:	Chief Executive Officer