Form 10-Q
period 2021-06-30
890 5th Avenue Partners, Inc.
filed 2021-08-16
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, 29,527,500 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

890 5TH AVENUE PARTNERS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

890 5TH AVENUE PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$498,421	$201,781
Prepaid expenses	683,855	6,815
Total current assets	1,182,276	208,596
Investments held in Trust Account	287,507,970	—
Deferred offering costs associated with the initial public offering	—	338,798
Total Assets	$288,690,246	$547,394

Liabilities and Stockholder’s Equity:
Current liabilities:
Accounts payable	$1,062,446	$120,269
Accrued expenses	573,000	99,931
Franchise tax payable	99,178	450
Advances from related party	—	13,050
Note payable	—	300,000
Total current liabilities	1,734,624	533,700
Warrant liabilities	12,324,034	—
Total Liabilities	14,058,658	533,700

Commitments and Contingencies (Note 5)

Class A common stock, $0.0001 par value; 26,963,158 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	269,631,580	—

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 2,564,342 shares issued and outstanding (excluding 26,963,158 shares subject to possible redemption) as of June 30, 2021	256	—
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	719	719
Additional paid-in capital	8,270,788	24,281
Accumulated deficit	(3,271,755)	(11,306)
Total stockholder’s equity	5,000,008	13,694
Total Liabilities and Stockholder’s Equity	$288,690,246	$547,394

(1)	As of December 31, 2020, includes up to 937,500 shares of Class F common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Thus, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses
General and administrative expenses	$627,933	$1,901,116
Administrative fee - related party	60,000	120,000
Franchise tax expense	49,863	99,178
Loss from operations	(737,796)	(2,120,294)
Change in fair value of warrant liabilities	(3,568,017)	(916,559)
Offering costs associated with issuance of public and private warrants	—	(231,566)
Unrealized gain from investments held in Trust Account	4,369	7,970
Net loss	$(4,301,444)	$(3,260,449)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	27,388,576	27,332,731

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	9,326,424	9,157,299

Basic and diluted net loss per share, non-redeemable common stock	$(0.46)	$(0.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	7,187,500	$719	$24,281	$(11,306)	$13,694
Sale of units in initial public offering, less derivative liabilities for public warrants	28,750,000	2,875	—	—	276,380,459	—	276,383,334
Offering costs	—	—	—	—	(5,989,182)	—	(5,989,182)
Sale of units in private placement, less derivative liabilities for private placement warrants	777,500	77	—	—	7,484,114	—	7,484,191
Class A common stock subject to possible redemption	(27,393,303)	(2,739)	—	—	(273,930,291)	—	(273,933,030)
Net income	—	—	—	—	—	1,040,995	1,040,995
Balance — March 31, 2021 (unaudited)	2,134,197	213	7,187,500	719	3,969,381	1,029,689	5,000,002
Class A common stock subject to possible redemption	430,145	43	—	—	4,301,407	—	4,301,450
Net income	—	—	—	—	—	(4,301,444)	(4,301,444)
Balance — June 30, 2021 (unaudited)	2,564,342	$256	7,187,500	$719	$8,270,788	$(3,271,755)	$5,000,008

(1)	As of December 31, 2020, includes up to 937,500 shares of Class F common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Thus, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(3,260,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain from investments held in Trust Account	(7,970)
Offering costs associated with issuance of public and private warrants	231,566
Change in fair value of warrant liabilities	916,559
Changes in operating assets and liabilities:
Prepaid expenses	(677,040)
Accounts payable	942,177
Accrued expenses	423,269
Franchise tax payable	98,728
Net cash used in operating activities	(1,333,160)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	287,500,000
Proceeds received from private placement	7,775,000
Advances from related party	20,125
Repayment of advances from related party	(33,175)
Repayment of note payable to related party	(300,000)
Payment of offering costs	(5,832,150)
Net cash provided by financing activities	289,129,800

Net increase in cash	296,640

Cash - beginning of the period	201,781
Cash - end of the period	$498,421

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Initial value of Class A common stock subject to possible redemption	$272,650,670
Change in value of Class A common stock subject to possible redemption	$(3,019,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, the search for and evaluation and due diligence of potential targets for an initial business combination, and the negotiation and drafting of documentation for the Business Combination and Convertible Note Financing (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds from the Initial Public Offering and the sale of the private placement.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 777,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC (an affiliate of Cowen and Company, LLC, a representative of the underwriters), and Craig-Hallum Capital Group LLC (a representative of the underwriters) and its affiliate, generating proceeds of approximately $7.8 million, and incurring offering costs of approximately $12,000 (Note 4).

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “A&R Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Proposed Business Combination

On June 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Bolt Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub I”), Bolt Merger Sub II, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub II”), and BuzzFeed, Inc., a Delaware corporation (“BuzzFeed”).

The Merger Agreement provides for, among other things, the following transactions at the closing: Merger Sub I will merge with and into BuzzFeed, with BuzzFeed as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, BuzzFeed will merge with and into Merger Sub II (the “Second Merger,” together with the Merger, the “Two-Step Merger”) with Merger Sub II being the surviving company of the Second Merger. The Two-Step Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Class A common stock of BuzzFeed, Class B common stock of BuzzFeed, Class C common stock of BuzzFeed and preferred stock of BuzzFeed, other than company restricted stock awards, excluded shares and dissenting shares shall be cancelled and automatically converted into a number of shares of Class A common stock of the Company equal to the quotient, rounded to the tenth decimal place, obtained by dividing 30,880,000 by the aggregate number of shares of BuzzFeed Series F Preferred Stock and BuzzFeed Series G Preferred Stock outstanding as of the effective time; (ii) each share of BuzzFeed Class A Common Stock and BuzzFeed Preferred Stock (other than BuzzFeed Series F Preferred Stock, BuzzFeed Series G Preferred Stock, company restricted stock awards, excluded shares and dissenting shares) shall be converted into the right to receive a number of shares of Class A Common Stock of the Company equal to the quotient of: (A) the remaining per share amount, divided by (B) $10.00; (iii) each share of BuzzFeed Class B Common Stock (other than excluded shares and dissenting shares) shall be converted into the right to receive a number of shares of Class B common stock of the Company equal to the quotient of: (A) the remaining per share amount, divided by (B) $10.00; and (iv) each share of BuzzFeed Class C Common Stock (other than excluded shares and dissenting shares) shall be converted into the right to receive a number of shares of Class C common stock of the Company equal to the quotient of: (A) the remaining per share amount, divided by (B) $10.00.

Concurrently with the execution of the Merger Agreement, the Company entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement”) with certain investors (the “Note Investors”), in respect of $150.0 million aggregate principal amount of unsecured convertible notes due in 2026 (the “Notes”) to be issued in connection with the closing of the Business Combination The principal terms of the Notes are set forth in the term sheet attached as an exhibit to the Convertible Note Subscription Agreement and will be embodied in an indenture to be entered into in connection with the closing of the Business Combination between BuzzFeed, the guarantors party thereto and the indenture trustee (the “Indenture”) and the form of global note attached thereto. The Notes will bear interest at a rate of 7.00% per annum, payable semi-annually (provided, however, that if there is less than $144.0 million in 890’s trust account immediately following the closing date of the transactions subject of the Convertible Note Subscription Agreement (the “Convertible Note Financing”), the stated interest rate shall be 8.50% per annum), will be convertible into approximately 12,000,000 shares of Class A common stock at an initial conversion price of the lesser of (x) $12.50 and (y) a 25% premium to the lowest per share price at which any equity of 890 is issued prior to the closing of the Business Combination in accordance with the terms thereof, and shall mature on the date that is five years following the closing of the Convertible Note Financing.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $498,000 in cash and working capital deficit of approximately $453,000, not taking into account tax obligations of approximately $100,000 that may be paid using investment income earned from Trust Account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 4), loan from the Sponsor of $300,000 under the Note (as defined in Note 4), and advances from related party of approximately $13,000 (Note 4). The Company repaid the Note of $300,000 in full on January 14, 2021 and the Company reimbursed the advances from the related party in full in February 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to (except as described below), provide the Company with Working Capital Loans (as defined in Note 4). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans, and on August 6, 2021, the Sponsor committed to provide to the Company an additional amount of up to $0.8 million in loans for an aggregate of up to $2.4 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. On August 3, 2021, the Company borrowed from the Sponsor the amount of $0.5 million under the Sponsor Loan Commitment, which amount remains outstanding.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on January 21, 2021 and January 13, 2021, respectively. During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated January 14, 2021, filed on Form 8-K on January 21, 2021 (the “Post-IPO Balance Sheet”). The warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”), FASB ASC Topic 250, “Accounting Changes and Error Corrections,” and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly-owned subsidiaries in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value.  Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Binominal Lattice simulation and subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement has been estimated using modified Black-Scholes Option Pricing Model at each measurement date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 26,963,158 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statements of operations includes a presentation of income (loss) per share of common stock for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share of common stock. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of interest income from investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net loss per share of common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss)per share of common stock:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$4,097	$7,474
Less: Company's portion available to be withdrawn to pay taxes	(4,097)	(7,474)
Net income attributable to Class A common stock subject to possible redemption	$—	$—
Denominator:
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	27,388,576	27,332,731
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Non-redeemable common stock
Numerator:
Net loss	$(4,301,444)	$(3,260,449)
Less: Net income attributable to Class A common stock subject to possible redemption	—	—
Net loss attributable to non-redeemable common stock	$(4,301,444)	$(3,260,449)
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	9,326,424	9,157,299
Basic and diluted net loss per share, non-redeemable common stock	$(0.46)	$(0.36)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3—Initial Public Offering

On January 14, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, including 3,750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $6.2 million.

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

The Private Placement Units (including the shares comprising the Private Placement Units, the Private Placement Warrants (as defined below) and shares of Class A common stock issuable upon exercise of such warrants) are not transferable or saleable until 30 days after the completion of the initial Business Combination.

Each whole private placement warrant underlying the Private Placement Units (the “Private Placement Warrants”) is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units has been added to the proceeds from the Initial Public Offering to be held in the Trust Account. The Private Placement Units (including the shares comprising the Private Placement Units, the Private Placement Warrants and shares of Class A common stock issuable upon exercise of such warrants) are not transferable or salable until 30 days after the completion of the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to (except as described below), loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans, and on August 6, 2021, the Sponsor committed to provide to the Company an additional amount of up to $0.8 million in loans for an aggregate of up to $2.4 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination).  As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. On August 3, 2021, the Company borrowed from the Sponsor the amount of $0.5 million under the Sponsor Loan Commitment, which amount remains outstanding.

Administrative Services Agreement

Commencing on the date of the listing of the Units on the Nasdaq Capital Market through the earlier of the consummation of the initial Business Combination or the liquidation of the Company, the Company will pay the Sponsor $20,000 per month for office space, utilities, general office and secretarial support, and administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid approximately $60,000 and $120,000 in expenses for these services, respectively.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Warrants

As of June 30, 2021, there were 9,583,333 Public Warrants and 259,167 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Equity

Preferred Stock - The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of preferred stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of Class A common stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,564,342 shares of Class A common stock issued and outstanding, excluding 26,963,158 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no Class A common stock issued and outstanding.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury securities	$287,507,970	$—	$—	$287,507,970
Liabilities:
Warrant liabilities - public warrants	$11,979,167	$—	$—	$11,979,167
Warrant liabilities - private warrants	$—	$—	$344,867	$344,867

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of public warrants issued in connection with the Initial Public Offering was initially measured using Binominal Lattice simulation and subsequently been measured at the market price of such warrants at each measurement date when separately listed and traded. The fair value of private warrants issued in connection with the Private Placement is estimated using modified Black-Scholes Option Pricing Model at each measurement date. For the three and six months ended June 30, 2021, the Company recognized an increase in the fair value of warrant liabilities of $3.6 million and $917,000 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the period for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$—
Issuance of public and private warrants	11,407,475
Public warrants transfer to Level 1	(11,116,667)
Change in fair value of warrant liabilities	(63,958)
Warrant liabilities at March 31, 2021	226,850
Change in fair value of warrant liabilities	118,017
Warrant liabilities at June 30, 2021	$344,867

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Binominal Lattice simulation and modified Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2021	March 31, 2021	January 14, 2021
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.86	$9.69	$10.00
Term (in years)	5.33	5.00	5.00
Volatility	19.50%	15.70%	18.00%
Risk-free interest rate	0.93%	1.06%	0.82%
Dividend yield	—	—	—

Note 9—Subsequent Events

On August 3, 2021, the Company borrowed from the Sponsor the amount of $0.5 million under the Sponsor Loan Commitment, which amount remains outstanding.

On August 6, 2021, the Sponsor committed to provide to the Company an amount of up to $0.8 million in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), which amount, together with the $1.6 million in loans that the Sponsor committed on May 27, 2021 for the same purpose, comprises an aggregate of up to $2.4 million of loans committed by the Sponsor to the Company. As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender.

Management has evaluated subsequent events and transactions occurring through the date the financial statements were issued. Based upon this review, except as noted above, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 777,500 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor, PA 2 Co-Investment LLC (an affiliate of Cowen and Company, LLC, a representative of the underwriters), and Craig-Hallum Capital Group LLC (a representative of the underwriters) and its affiliate, generating proceeds of approximately $7.8 million, and incurring offering costs of approximately $12,000.

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

Proposed Business Combination

On June 24, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Bolt Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of us (“Merger Sub I”), Bolt Merger Sub II, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the us (“Merger Sub II”), and BuzzFeed, Inc., a Delaware corporation (“BuzzFeed”).

The Merger Agreement provides for, among other things, the following transactions at the closing: Merger Sub I will merge with and into BuzzFeed, with BuzzFeed as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, BuzzFeed will merge with and into Merger Sub II (the “Second Merger,” together with the Merger, the “Two-Step Merger”) with Merger Sub II being the surviving company of the Second Merger. The Two-Step Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Class A common stock of BuzzFeed, Class B common stock of BuzzFeed, Class C common stock of BuzzFeed and preferred stock of BuzzFeed, other than company restricted stock awards, excluded shares and dissenting shares shall be cancelled and automatically converted into a number of shares of Class A common stock of us equal to the quotient, rounded to the tenth decimal place, obtained by dividing 30,880,000 by the aggregate number of shares of BuzzFeed Series F Preferred Stock and BuzzFeed Series G Preferred Stock outstanding as of the effective time; (ii) each share of BuzzFeed Class A Common Stock and BuzzFeed Preferred Stock (other than BuzzFeed Series F Preferred Stock, BuzzFeed Series G Preferred Stock, company restricted stock awards, excluded shares and dissenting shares) shall be converted into the right to receive a number of shares of Class A Common Stock of us equal to the quotient of: (A) the remaining per share amount, divided by (B) $10.00; (iii) each share of BuzzFeed Class B Common Stock (other than excluded shares and dissenting shares) shall be converted into the right to receive a number of shares of Class B common stock of the Company equal to the quotient of: (A) the remaining per share amount, divided by (B) $10.00; and (iv) each share of BuzzFeed Class C Common Stock (other than excluded shares and dissenting shares) shall be converted into the right to receive a number of shares of Class C common stock of us equal to the quotient of: (A) the remaining per share amount, divided by (B) $10.00.

The foregoing description of the Merger Agreement is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as Exhibit 2.1 hereto, and the terms of which are incorporated herein by reference.

Concurrently with the execution of the Merger Agreement, the Company entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement”) with certain investors (the “Note Investors”), in respect of $150.0 million aggregate principal amount of unsecured convertible notes due in 2026 (the “Notes”) to be issued in connection with the closing of the Business Combination The principal terms of the Notes are set forth in the term sheet attached as an exhibit to the Convertible Note Subscription Agreement and will be embodied in an indenture to be entered into in connection with the closing of the Business Combination between BuzzFeed, the guarantors party thereto and the indenture trustee (the “Indenture”) and the form of global note attached thereto. The Notes will bear interest at a rate of 7.00% per annum, payable semi-annually (provided, however, that if there is less than $144.0 million in 890’s trust account immediately following the closing date of the transactions subject of the Convertible Note Subscription Agreement (the “Convertible Note Financing”), the stated interest rate shall be 8.50% per annum), will be convertible into approximately 12,000,000 shares of Class A common stock at an initial conversion price of the lesser of (x) $12.50 and (y) a 25% premium to the lowest per share price at which any equity of 890 is issued prior to the closing of the Business Combination in accordance with the terms thereof, and shall mature on the date that is five years following the closing of the Convertible Note Financing.

The foregoing description of the Convertible Note Subscription Agreement is subject to and qualified in its entirety by reference to the full text of the form of Convertible Note Subscription Agreement, a copy of which is included as Exhibit 10.1 hereto, and the terms of which are incorporated herein by reference.

Refer to our Current Report on Form 8-K filed on June 24, 2021 with the Securities and Exchange Commission for additional information.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $498,000 in cash and working capital deficit of approximately $453,000 (not taking into account approximately $100,000 of taxes that may be paid using interest income from the Trust Account).

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

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans, and on August 6, 2021, the Sponsor committed to provide to the Company an additional amount of up to $0.8 million in loans for an aggregate of up to $2.4 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. On August 3, 2021, the Company borrowed from the Sponsor the amount of $0.5 million under the Sponsor Loan Commitment, which amount remains outstanding.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation, the Initial Public Offering , the search for and evaluation and due diligence of potential targets for an initial business combination, and the negotiation and drafting of documentation for the Business Combination and Convertible Note Financing. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $4.3 million, which consisted of approximately $628,000 in general and administrative expenses, $60,000 in related party administrative fee, approximately $50,000 in franchise tax expense and approximately $3.6 million in change in fair value of warrant liabilities, partially offset by approximately $4,000 of net gain from investments held in Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $3.3 million, which consisted of approximately $1.9 million in general and administrative expenses, $120,000 in related party administrative fee, approximately $100,000 in franchise tax expense, approximately $232,000 offering costs associated with issuance of public and private warrants and approximately $917,000 in change in fair value of warrant liabilities, partially offset by approximately $8,000 of net gain from investments held in Trust Account.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 26,963,158 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Our consolidated statements of operations includes a presentation of income (loss) per share of common stock for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share of common stock. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of interest income from investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net loss per share of common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our warrants issued in connection with its Initial Public Offering and Private Placement recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Binominal Lattice simulation and subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement has been estimated using modified Black-Scholes Option Pricing Model at each measurement date.

Recently Adopted Accounting standards

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, solely due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities, we concluded that our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of March 31, 2021, management, including the Certifying Officers, believe that the condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, included on our balance sheet as of June 30, 2021 contained in our Form 10-Q are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

For risk factors related to BuzzFeed and the Business Combination, please review the Registration Statement on Form S-4 that the Company filed with the SEC on July 30, 2021, including the preliminary proxy statement/prospectus of the Company included therein, any amendments thereto to be filed by the Company, and the definitive proxy statement/prospectus to be filed by the Company.

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

On June 24, 2021, concurrently with the execution of the Merger Agreement, the Company entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement”) with certain investors (the “Note Investors”), in respect of $150.0 million aggregate principal amount of unsecured convertible notes due in 2026 (the “Notes”) to be issued in connection with the closing of the Business Combination The principal terms of the Notes are set forth in the term sheet attached as an exhibit to the Convertible Note Subscription Agreement and will be embodied in an indenture to be entered into in connection with the closing of the Business Combination between BuzzFeed, the guarantors party thereto and the indenture trustee (the “Indenture”) and the form of global note attached thereto. The Notes will bear interest at a rate of 7.00% per annum, payable semi-annually (provided, however, that if there is less than $144.0 million in 890’s trust account immediately following the closing date of the transactions subject of the Convertible Note Subscription Agreement (the “Convertible Note Financing”), the stated interest rate shall be 8.50% per annum), will be convertible into approximately 12,000,000 shares of Class A common stock at an initial conversion price of the lesser of (x) $12.50 and (y) a 25% premium to the lowest per share price at which any equity of 890 is issued prior to the closing of the Business Combination in accordance with the terms thereof, and shall mature on the date that is five years following the closing of the Convertible Note Financing.  The securities that may be issued in connection with the Convertible Note Subscription Agreement will not be immediately registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The foregoing description of the Convertible Note Subscription Agreement is subject to and qualified in its entirety by reference to the full text of the form of Convertible Note Subscription Agreement, a copy of which is included as Exhibit 10.1 hereto, and the terms of which are incorporated herein by reference.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of June 24, 2021, by and among the Registrant, Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).

4.1	Form of Voting Agreement (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).
4.2

Amendment No. 1 of Registration Rights Agreement, dated as of June 24, 2021, by and among the Registrant, 200 Park Avenue Partners, LLC, PA 2 Co-Investment LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).

4.3	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.3 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).
10.1	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).
10.2

Sponsor Support Agreement, dated as of June 24, 2021, by and among 200 Park Avenue Partners, LLC, the Registrant and BuzzFeed, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).

10.3	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).
10.4	Loan Commitment Letter, dated August 6, 2021, from 200 Park Avenue Partners, LLC, the Registrant’s Sponsor, to the Registrant.
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
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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

Dated: August 16, 2021	890 5TH AVENUE PARTNERS, INC.

	By:	/s/ Emiliano Calemzuk
	Name:	Emiliano Calemzuk
	Title:	Chief Executive Officer