Form 10-Q
period 2021-09-30
890 5th Avenue Partners, Inc.
filed 2021-11-15
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 10, 2021, 29,527,500 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

890 5TH AVENUE PARTNERS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

890 5TH AVENUE PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$59,820	$201,781
Prepaid expenses	549,821	6,815
Total current assets	609,641	208,596
Investments held in Trust Account	287,510,994	—
Deferred offering costs associated with the initial public offering	—	338,798
Total Assets	$288,120,635	$547,394

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$469,346	$120,269
Accrued expenses	70,000	99,931
Franchise tax payable	149,589	450
Advances from related party	—	13,050
Note payable - related party	—	300,000
Working capital loan - related party	1,000,000	—
Total current liabilities	1,688,935	533,700
Warrant liabilities	12,214,442	—
Total Liabilities	13,903,377	533,700

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 and 0 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	287,500,000	—

Stockholder's Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 777,500 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2021 and none at December 31, 2020	78	—
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(13,283,539)	(11,306)
Total stockholder's equity (deficit)	(13,282,742)	13,694
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$288,120,635	$547,394

(1)	As of December 31, 2020, includes up to 937,500 shares of Class F common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Thus, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Operating expenses
General and administrative expenses	$416,535	$2,317,651
Administrative fee - related party	60,000	180,000
Franchise tax expense	50,411	149,589
Loss from operations	(526,946)	(2,647,240)
Other income (loss)
Change in fair value of warrant liabilities	109,592	(806,967)
Offering costs associated with issuance of public and private warrants	—	(231,566)
Net gain from investments held in Trust Account	3,024	10,994
Net loss	$(414,330)	$(3,674,779)

Weighted average shares outstanding of Class A common stock, basic and diluted	29,527,500	28,121,429

Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.10)

Weighted average shares outstanding of Class F common stock, basic and diluted	7,187,500	7,142,857

Basic and diluted net loss per share, Class F common stock	$(0.01)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	7,187,500	$719	$24,281	$(11,306)	$13,694
Sale of units in private placement, less derivative liabilities for private placement warrants	777,500	78	—	—	7,484,113	—	7,484,191
Accretion on Class A common stock subject to possible redemption amount - restated, see Note 2	—	—	—	—	(7,508,394)	(9,597,454)	(17,105,848)
Net income	—	—	—	—	—	1,040,995	1,040,995
Balance — March 31, 2021 (unaudited) - restated, see Note 2	777,500	78	7,187,500	719	—	(8,567,765)	(8,566,968)
Net loss	—	—	—	—	—	(4,301,444)	(4,301,444)
Balance — June 30, 2021 (unaudited) - restated, see Note 2	777,500	78	7,187,500	719	—	(12,869,209)	(12,868,412)
Net loss	—	—	—	—	—	(414,330)	(414,330)
Balance – September 30, 2021 (unaudited)	777,500	$78	7,187,500	$719	$—	$(13,283,539)	$(13,282,742)

(1)	As of December 31, 2020, and September 30, 2020, includes up to 937,500 shares of Class F common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 14, 2021, the over-allotment option was exercised in full. Thus, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

890 5TH AVENUE PARTNERS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(3,674,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain from investments held in Trust Account	(10,994)
Offering costs associated with issuance of public and private warrants	231,566
Change in fair value of warrant liabilities	806,967
Changes in operating assets and liabilities:
Prepaid expenses	(543,006)
Accounts payable	349,077
Accrued expenses	(79,731)
Franchise tax payable	149,139
Net cash used in operating activities	(2,771,761)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	287,500,000
Proceeds received from private placement	7,775,000
Proceeds received from issuance of common stock to Sponsor	—
Advances from related party	20,125
Proceeds from working capital loan - related party	1,000,000
Repayment of advances from related party	(33,175)
Repayment of note payable to related party	(300,000)
Payment of offering costs	(5,832,150)
Net cash provided by financing activities	290,129,800

Net change in cash	(141,961)

Cash - beginning of the period	201,781
Cash - end of the period	$59,820

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through September 30, 2021, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, the search for and evaluation and due diligence of potential targets for an initial business combination, and the negotiation and drafting of documentation for the Business Combination and Convertible Note Financing (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds from the Initial Public Offering and the sale of the private placement.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, subject to closing condition regarding stockholder approval matters as set forth in the Merger Agreement (as defined below). The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “A&R Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On June 24, 2021, the Company entered into an Agreement and Plan of Merger (as amended from time to time, including by that certain Amendment No. 1 Agreement and Plan of Merger dated as of October 28, 2021, the “Merger Agreement”), by and among the Company, Bolt Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub I”), Bolt Merger Sub II, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub II”), and BuzzFeed, Inc., a Delaware corporation (“BuzzFeed”).

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $60,000 in cash and working capital deficit of approximately $1.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 4), loan from the Sponsor of $300,000 under the Note (as defined in Note 4), and advances from related party of approximately $13,000 (Note 4). The Company repaid the Note of $300,000 in full on January 14, 2021, and the Company reimbursed the advances from the related party in full in February 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our management team or any of their affiliates or other third parties, may, but are not obligated to (except as described below), provide the Company with Working Capital Loans (as defined in Note 4). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans, and on August 6, 2021, the Sponsor committed to provide to the Company an additional amount of up to $0.8 million in loans for an aggregate of up to $2.4 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2021, the Company borrowed from the Sponsor the amount of $1.0 million under the Sponsor Loan Commitment, which amount remains outstanding (See Note 4).

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. There was nominal activity from September 9, 2020 (inception) through September 30, 2020 and there were no assets, liabilities or equity as of September 30, 2020, and, as such, the period is not presented in these unaudited condensed financial statements. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on January 21, 2021, and January 13, 2021, respectively.

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously reported financial statements to classify all Class A common stock subject to possible redemption in temporary equity. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K with its audited balance sheet as of January 14, 2021 (the “Post-IPO balance sheet”), and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “affected periods”). In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presented all shares of redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock of approximately $14.8 million to the Post-IPO balance sheet resulted in a decrease of approximately $5.3 million in

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

additional paid-in capital and a charge of approximately $9.6 million to accumulated deficit, as well as a reclassification of 1,484,933 shares of Class A common stock from permanent equity to temporary equity as presented below.

	As of January 14, 2021
	As Previously
	Reported (1)	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$289,432,482	$—	$289,432,482
Total liabilities	$11,781,807	$—	$11,781,807
Class A common stock subject to possible redemption	272,650,670	14,849,330	287,500,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	226	(148)	78
Class F common stock	719	—	719
Additional paid-in-capital	5,251,729	(5,251,729)	—
Accumulated deficit	(252,669)	(9,597,453)	(9,850,122)
Total stockholders’ equity (deficit)	5,000,005	(14,849,330)	(9,849,325)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$289,432,482	$—	$289,432,482

(1)	As previously reported in the Company’s Form 10-Q for the period ended March 31, 2021.

The previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 21, 2021, and Form 10-Qs for the affected periods, will not be amended, but historical amounts are presented in the current filing and will be presented in future filings as restated in order to be consistent with the current presentation.

The impact of the restatement to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is presented below.

	As of March 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$288,953,438	$—	$288,953,438
Total liabilities	$10,020,406	$—	$10,020,406
Class A common stock subject to possible redemption	273,933,030	13,566,970	287,500,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	213	(135)	78
Class F common stock	719	—	719
Additional paid-in-capital	3,969,381	(3,969,381)	—
Accumulated deficit	1,029,689	(9,597,454)	(8,567,765)
Total stockholders’ equity (deficit)	5,000,002	(13,566,970)	(8,566,968)
Total liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$288,953,438	$—	$288,953,438

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Balance Sheet
Total assets	$288,690,246	$—	$288,690,246
Total liabilities	$14,058,658	$—	$14,058,658
Class A common stock subject to possible redemption	269,631,580	17,868,420	287,500,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	256	(178)	78
Class F common stock	719	—	719
Additional paid-in-capital	8,270,788	(8,270,788)	—
Accumulated deficit	(3,271,755)	(9,597,454)	(12,869,209)
Total stockholders’ equity (deficit)	5,000,008	(17,868,420)	(12,868,412)
Total liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$288,690,246	$—	$288,690,246

There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement to the supplemental disclosures of noncash activities in the previously reported statements of cash flow is presented below.

	For the Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A common stock subject to possible redemption	$284,058,140	$(284,058,140)	$—
Change in fair value of Class A common stock subject to possible redemption	$(10,125,110)	$10,125,110	$—
Accretion of Class A common stock subject to redemption amount	$—	$17,105,848	$17,105,848

	For the Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A common stock subject to possible redemption	$272,650,670	$(272,650,670)	$—
Change in fair value of Class A common stock subject to possible redemption	$(3,019,090)	$3,019,090	$—
Accretion of Class A common stock subject to redemption amount	$—	$17,105,848	$17,105,848

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the affected periods:

	For the Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$1,040,995	$—	$1,040,995

Weighted average shares outstanding of Class A common stock, basic and diluted	23,328,204	1,934,212	25,262,417
Basic and diluted net income per share of Class A common stock	$—	$0.03	$0.03
Weighted average shares outstanding of Class F common stock, basic	8,986,296	(1,934,212)	7,052,083
Weighted average shares outstanding of Class F common stock, diluted	8,986,296	(1,798,796)	7,187,500
Basic and diluted net loss per share of Class F common stock	$0.12	$(0.08)	$0.03

	For the Three Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(4,301,444)	$—	$(4,301,444)

Weighted average shares outstanding of Class A common stock, basic and diluted	27,388,576	2,138,924	29,527,500
Basic and diluted net income per share of Class A common stock	$—	$(0.12)	$(0.12)
Weighted average shares outstanding of Class F common stock, basic and diluted	9,326,424	(2,138,924)	7,187,500
Basic and diluted net loss per share of Class F common stock	$(0.46)	$0.34	$(0.12)

	For the Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(3,260,449)	$—	$(3,260,449)

Weighted average shares outstanding of Class A common stock, basic and diluted	27,332,731	74,009	27,406,740
Basic and diluted net income per share of Class A common stock	$—	$(0.09)	$(0.09)
Weighted average shares outstanding of Class F common stock, basic and diluted	9,157,299	(2,037,133)	7,120,166
Basic and diluted net loss per share of Class F common stock	$(0.36)	$0.27	$(0.09)

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly-owned subsidiaries in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Working Capital Loan – Related Party

The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 9,842,500 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class F	Class A	Class F
Numerator:
Allocation of net loss	$(333,219)	$(81,111)	$(2,930,445)	$(744,334)
Denominator:
Weighted average common stock outstanding, basic and diluted	29,527,500	7,187,500	28,121,429	7,142,857
Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.10)	$(0.10)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

On January 14, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, including 3,750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $6.2 million.

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Each whole private placement warrant underlying the Private Placement Units (the “Private Placement Warrants”) is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units has been added to the proceeds from the Initial Public Offering to be held in the Trust Account. The Private Placement Units (including the shares comprising the Private Placement Units, the Private Placement Warrants

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and shares of Class A common stock issuable upon exercise of such warrants) are not transferable or salable until 30 days after the completion of the initial Business Combination, and are not subject to redemption. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Related Party Loans

On October 15, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $300,000 under the Note as of December 31, 2020, and repaid the Note in full on January 14, 2021.

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

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans, and on August 6, 2021, the Sponsor committed to provide to the Company an additional amount of up to $0.8 million in loans for an aggregate of up to $2.4 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination).  As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2021, the Company borrowed from the Sponsor the amount of $1.0 million under the Sponsor Loan Commitment, presented at an estimate of its fair value on the accompanying unaudited condensed balance sheets.

Administrative Services Agreement

Commencing on the date of the listing of the Units on the Nasdaq Capital Market through the earlier of the consummation of the initial Business Combination or the liquidation of the Company, the Company will pay the Sponsor $20,000 per month for office space, utilities, general office and secretarial support, and administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred and paid approximately $60,000 and $180,000 in expenses for these services, respectively.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Warrants

As of September 30, 2021, there were 9,583,333 Public Warrants and 259,167 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 29,527,500 Class A common stock outstanding, 28,750,000 of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheet is reconciled on the following table:

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross proceeds received from Initial Public Offering	$287,500,000
Less:
Fair value of Public Warrants at issuance	(11,116,667)
Offering costs allocated to Class A common stock	(5,989,181)
Plus:
Accretion on Class A common stock to redemption value	17,105,848
Class A common stock subject to possible redemption	$287,500,000

Note 8—Stockholders’ Equity (Deficit)

Preferred Stock - The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of preferred stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 5,000,000 shares of preferred stock, par value $0.0001 per share. The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company filed its initial Certificate of Incorporation on September 9, 2020, which authorized no shares of Class A common stock. The Company filed its A&R Certificate of Incorporation on January 11, 2021, which authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 29,527,500 shares of Class A common stock issued and outstanding, including 28,750,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no Class A common stock issued and outstanding.

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

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury securities	$287,510,994	$—	$—	$287,510,994
Liabilities:
Working capital loan - related party	$—	$—	$1,000,000	$1,000,000
Warrant liabilities - public warrants	$11,883,333	$—	$—	$11,883,333
Warrant liabilities - private warrants	$—	$—	$331,109	$331,109

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers in the three or nine months ended September 30, 2021.

Level 1 instruments include investments invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of public warrants issued in connection with the Initial Public Offering was initially measured using Binominal Lattice simulation and subsequently been measured at the market price of such warrants at each measurement date when separately listed and traded. The fair value of private warrants issued in connection with the Private Placement is estimated using modified Black-Scholes Option Pricing Model at each measurement date. For the three months ended September 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of warrant liabilities of approximately $110,000 and for the nine months ended September 30, 2021, the Company recognized a loss from an increase of approximately $807,000 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the period for the three and nine months ended September 30, 2021, is summarized as follows:

Warrant liabilities at January 1, 2021	$—
Issuance of public and private warrants	11,407,475
Public warrants transfer to Level 1	(11,116,667)
Change in fair value of warrant liabilities	(63,958)
Warrant liabilities at March 31, 2021	226,850
Change in fair value of warrant liabilities	118,017
Warrant liabilities at June 30, 2021	344,867
Change in fair value of warrant liabilities	(13,758)
Warrant liabilities at September 30, 2021	$331,109

890 5TH AVENUE PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Binominal Lattice simulation and modified Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The fair value of the working capital loan is estimated using a Scenario-based method. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2021	January 14, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.91	$10.00
Term (in years)	5.17	5.00
Volatility	18.90%	18.00%
Risk-free interest rate	1.01%	0.82%
Dividend yield	—	—

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued required potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Proposed Business Combination

On June 24, 2021, we entered into an Agreement and Plan of Merger (as amended from time to time, including by that certain Amendment No. 1 to Agreement and the Plan of Merger dated as of October 28, 2021, the “Merger Agreement”), by and among us, Bolt Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of us (“Merger Sub I”), Bolt Merger Sub II, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the us (“Merger Sub II”), and BuzzFeed, Inc., a Delaware corporation (“BuzzFeed”).

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

The foregoing description of the Convertible Note Subscription Agreement and Indenture is subject to and qualified in its entirety by reference to the full text of the form of Convertible Note Subscription Agreement and Indenture, copies of which are included as Exhibits 10.1 and 10.6 hereto, respectively, and the terms of which are incorporated herein by reference.

Refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021, and our Registration Statement on Form S-4/A filed with the Securities and Exchanges Commission on November 9, 2021, for additional information.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $60,000 in cash and working capital deficit of approximately $1.1 million.

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

On May 27, 2021, the Sponsor committed to provide to the Company an aggregate of up to $1.6 million in loans, and on August 6, 2021, the Sponsor committed to provide to the Company an additional amount of up to $0.8 million in loans for an aggregate of up to $2.4 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2021, the Company borrowed from the Sponsor the amount of $1.0 million under the Sponsor Loan Commitment, which amount remains outstanding.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation, the Initial Public Offering , the search for and evaluation and due diligence of potential targets for an initial business combination, and the negotiation and drafting of documentation for the Business Combination and Convertible Note Financing. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of approximately $414,000, which consisted of approximately $417,000 in general and administrative expenses, $60,000 in related party administrative fee, and approximately $50,000 in franchise tax expense, partially offset by approximately $110,000 in change in fair value of warrant liabilities and approximately $4,000 of net gain from investments held in Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $3.7 million, which consisted of approximately $2.3 million in general and administrative expenses, $180,000 in related party administrative fee, approximately $150,000 in franchise tax expense, approximately $232,000 offering costs associated with issuance of public and private warrants and approximately $807,000 in change in fair value of warrant liabilities, partially offset by approximately $11,000 of net gain from investments held in Trust Account.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class F common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 9,842,500 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 14, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock, other complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

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

As a result, included on our balance sheet as of September 30, 2021, contained in our Form 10-Q, are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We have identified a material weakness in our internal control over financial reporting as of January 14, 2021, March 31, 2021, June 30, 2021, and September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement and subsequent informal guidance delivered by the SEC to accounting and audit practitioners in November 2021 regarding the accounting for certain complex financial instruments (such as our Class A common stock and warrants), our management concluded that, in light of the SEC Staff Statement and such informal guidance, our audited balance sheet as of January 14, 2021, and our interim financial statements for the quarters ended March 31, 2021, and June 30, 2021, should be restated. In connection with the foregoing development and solely as the result of such restatement, we identified a material weakness in our internal controls over financial reporting.

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

For risk factors related to BuzzFeed and the Business Combination, please review the Registration Statement on Form S-4 that the Company filed with the SEC on July 30, 2021, including the preliminary proxy statement/prospectus of the Company included therein as amended by the Company from time to time, any post-effective amendments or supplements thereto to be filed by the Company, and the definitive proxy statement/prospectus filed by the Company on November 10, 2021.

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

The foregoing description of the Convertible Note Subscription Agreement and Indenture is subject to and qualified in its entirety by reference to the full text of the form of Convertible Note Subscription Agreement and Indenture, copies of which are included as Exhibits 10.1 and 10.6 hereto, respectively, and the terms of which are incorporated herein by reference.

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

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Registrant, Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the SEC on October 29, 2021).

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

10.3	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the SEC on June 24, 2021).
10.4	Loan Commitment Letter, dated May 27, 2021, from 200 Park Avenue Partners, LLC, the Registrant’s Sponsor, to the Registrant.
10.5	Loan Commitment Letter, dated August 6, 2021, from 200 Park Avenue Partners, LLC, the Registrant’s Sponsor, to the Registrant.
10.6

Form of Indenture between Registrant and Wilmington Savings Fund Society, FSB as Trustee (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4/A filed by the Registrant with the SEC on October 29, 2021).

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

Dated: November 15, 2021	890 5TH AVENUE PARTNERS, INC.

	By:	/s/ Emiliano Calemzuk
	Name:	Emiliano Calemzuk
	Title:	Chief Executive Officer