Form 10-K
period 2021-12-31
BuzzFeed, Inc.
filed 2022-03-30
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to        .

Commission file number 001-39877

BuzzFeed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3022075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 East 18th Street New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (646) 589-8592

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BZFD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BZFDW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of 890 5th Avenue Partners, Inc. (“890”), our predecessor, on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $9.86 for shares of 890’s Class A common stock then listed on the Nasdaq Stock Market LLC, was approximately $27.6 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 28, 2022, there were 116,689,303 shares of the registrant’s Class A common stock outstanding, 12,293,614 shares of the registrant’s Class B common stock outstanding and 6,478,031 shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Specifically identified portions of the registrant’s proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
●	demand for products and services and changes in traffic;
●	changes in the business and competitive environment in which we operate;
●	developments and projections relating to our competitors and the digital media industry;
●

the impact of national and local economic and other conditions and developments in technology, each of which could influence the levels (rate and volume) of our subscriptions and advertising, the growth of our business and the implementation of our strategic initiatives;

●	poor quality broadband infrastructure in certain markets;
●	technological developments;
●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;
●

our business, operations and financial performance, including expectations with respect to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder and future business plans and growth opportunities;

●	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future;
●	expectations regarding future acquisitions, partnerships or other relationships with third parties;
●	government regulation, including revised foreign content and ownership regulations;
●	the impact of the COVID-19 pandemic on our business and the actions we may take in the future in response thereto;
●	our ability to maintain the listing of our Class A common stock and warrants on Nasdaq; and
●	other factors detailed under the section entitled “Risk Factors.”

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Annual Report on Form 10-K contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in these publications and reports.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.buzzfeed.com/), U.S. Securities and Exchange Commission (“SEC”) filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information that we post on our investor relations website.

PART I

ITEM 1. BUSINESS

For convenience, the terms “BuzzFeed,” the “Company,” “we,” “us” or “our” used in this Annual Report on Form 10-K refer to BuzzFeed, Inc. and one or more of our consolidated subsidiaries, unless the context otherwise requires.

On December 3, 2021 (the “Closing Date”), we consummated the previously announced business combination in connection with (i) that certain Agreement and Plan of Merger, dated June 24, 2021 (as amended, the “Merger Agreement”), by and among 890 5th Avenue Partners, Inc., a Delaware corporation (“890”), Bolt Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of 890 (“Merger Sub I”), Bolt Merger Sub II, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of 890 (“Merger Sub II”), and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed”), pursuant to which (a) Merger Sub I merged with and into Legacy BuzzFeed (the “First Merger”), with Legacy BuzzFeed surviving the First Merger as a wholly-owned subsidiary of 890 and (b) immediately following the First Merger, Legacy BuzzFeed merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Two-Step Merger”), with Merger Sub II surviving the Second Merger as a wholly-owned subsidiary of 890; and (ii) the Membership Interest Purchase Agreement, dated as of March 27, 2021 (as amended, the “C Acquisition Purchase Agreement”), by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc., pursuant to which the surviving entity acquired 100% of the membership interests of CM Partners, LLC. CM Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” The Two-Step Merger and the other transactions contemplated by the Merger Agreement, including the acquisition by the surviving entity of Complex Networks, are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination, 890 was renamed “BuzzFeed, Inc.” (hereinafter referred to as “BuzzFeed” or the “Company”).

Our Company - Overview

BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across pop culture, entertainment, shopping, food and news, our brands drive conversation and inspire what audiences watch, read, buy, and obsess over next. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, Tasty, BuzzFeed News, HuffPost, and Complex Networks, the Company reaches more than 100 million viewers monthly. And, across our combined network of brands, we are the number one destination for Gen Z and Millennials amongst our competitive set.

BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel enable us to create category-leading brands and a deep, two-way connection with our audiences. Working across platforms allows us to adapt content from one platform and innovate around new formats to drive engagement on other platforms. This means we can create high-quality content at massive scale and low cost in order to reach our audiences wherever they are — across our owned and operated properties and the major social platforms, including Facebook, Twitter, Instagram, Snapchat, YouTube and TikTok. In 2021, our audiences consumed nearly 800 million hours of content which drove approximately $600 million in attributable transactions. For additional discussion on Time Spent, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

As the digital media landscape has evolved, so has our business model. Our strength has always been to adapt as the world changes. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City's Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have prioritized investments to focus on revenue diversification and profitability. Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a comprehensive suite of digital advertising products and services and introducing new, complementary revenue streams. As a result, in 2020, we reached an inflection point, achieving profitability.

Above all, BuzzFeed’s mission is to spread truth, joy and creativity. We are committed to making the Internet better: providing trusted, quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.

Our Market Opportunity

We believe that BuzzFeed is positioned to thrive at the intersection of several large and growing markets. As a free, global, cross-platform media network that was born on the Internet, the shift to “all things digital” presents multiple opportunities for growth in our business. The growth in digital advertising, the demand for high-quality, brand-safe content, the need for advertisers to reach audiences at scale amid an evolving data privacy landscape and the acceleration of e-commerce are the primary industry trends driving our market opportunity.

Advertising is shifting away from traditional online media, and digital and social video have become core components of ad budgets. Advertisers are looking to BuzzFeed as a trusted partner in creating premium content that resonates with large, young audiences. According to S&P Global Intelligence Global Advertising Forecast as of December 2021, in the U.S. alone, digital advertising represents a $179 billion market, with video and social growing at a 31% compound annual growth rate (between 2017 and 2021). BuzzFeed provides ample supply to meet demand from advertisers in those areas.

At the same time, reputation, ethics, and quality matter now more than ever. Social platforms can no longer rely on user-generated content and moderation policies, as they are increasingly exposed to liability for allowing toxic and misleading articles, posts, and videos to be posted and shared on their platforms. These platforms need high-quality, brand-safe content, which BuzzFeed is uniquely able to provide at scale. Social platforms are important partners for us, as are the streaming services for which we help drive subscriptions, reduce churn, and market new shows.

Amid the rapidly evolving data privacy landscape, it is becoming increasingly difficult for advertisers to drive returns on the large tech platforms. This reinforces our value proposition. Through our proprietary first-party data, our category-leading brands and our comprehensive suite of ad products, we offer advertisers the tools and contextual alignment needed to effectively and efficiently reach large young audiences without running afoul of emerging data privacy regulations.

The continued growth of the multi-trillion-dollar e-commerce market is another significant driver of our business. According to eMarketer research as of May 2021, the percentage of online versus total retail sales in the U.S. jumped from 14% to 15% fueled by the pandemic and lockdown measures (representing an 18% year-on-year increase) and is expected to reach 24% by 2025. We provide opportunities for our audience to navigate the infinite choices of online marketplaces through our editorial content while maintaining editorial independence. This yielded approximately $600 million in directly attributable transactions in 2021. The ability of our content to inspire millions of consumers to transact is what sets us apart.

Our Brands

The Company has built and assembled a portfolio of iconic, category-leading brands for Gen Z and Millennial audiences across entertainment, culture, food and news.

Our flagship BuzzFeed brand has become a go-to authority for curating entertainment, pop culture, and the Internet. With articles, lists, quizzes, videos and original series — as well as lifestyle brands like Nifty, Goodful, and As/Is — our audience comes to BuzzFeed to learn what to watch, read, buy and obsess over next.

Our food brand, Tasty, is a leading digital food brand, highlighting the best of BuzzFeed: shareable content that brings people together on a viral scale. In just six years, Tasty has become one of the world’s biggest food networks, pioneering the overhead video format that is now ubiquitous across most major food brands.

HuffPost, acquired in February 2021, is a global, Pulitzer Prize-winning media platform for news, politics, opinion, entertainment, features, and lifestyle content. BuzzFeed News, a Pulitzer Prize-winning newsroom created in 2012, is widely read, particularly among a younger audience. HuffPost and BuzzFeed News together exceed their digital peers in readership across Gen Z and Millennial audiences.

In December 2021, BuzzFeed, Inc. acquired Complex Networks, a global youth entertainment company that drives culture across music, food, style, entertainment, and sports. With brands like First We Feast, Pigeons & Planes, Sole Collector and Complex — as well as live events, led by ComplexCon — Complex Networks has established itself as a leader in time spent among males aged 18 to 24.

Our Audience

Our content reflects the voice of the most diverse generation in history, and creates an “inspiration engine” that helps millions explore new things, try unique experiences, and discover novel products. Across our network of brands we reach more than 100 million monthly viewers, who consumed nearly 800 million hours of content and drove approximately $600 million in attributable transactions in 2021. Our cross-platform distribution network gives us the ability to connect with the Internet generations at a massive scale on whatever platform they are using to consume content. We attract and retain audiences as a function of our data driven approach to content creation. As audiences engage with our content, we capture insights into their preferences and apply those learnings to new content development. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights.

Our Technology Platform and Data-Driven Content Flywheel

Creating meaningful content requires data, technology, and scale, all of which are key competitive differentiators that BuzzFeed uses to reach our audience wherever they are. Our data-driven approach to content creation is designed to benefit all stakeholders across our ecosystem: audiences, creators, advertisers and social platforms.

BuzzFeed began as a lab in New York City, experimenting with content, formats, and distribution on the Internet. Over 15 years, we have established a deep understanding of modern media and developed proprietary technology designed to rapidly scale and monetize digital content. Machine learning and analytics power everything from our scaled tech stack of quiz makers built into CMS to proprietary algorithms and custom tools for content creators and brand advertisers to headline optimization.

Supported by our highly scalable and repeatable technology platform, our data-driven content flywheel informs our most important decisions, from investment in individual pieces of content to large-scale acquisitions. In tandem, our cross-platform distribution model maximizes audience reach and revenue opportunities. Our content and brands are ubiquitous, platform-agnostic, and designed for modern-day consumption patterns, providing engagement behavior data and learnings across the BuzzFeed network. With this distribution strategy driving scale, efficiency, and adaptability, we capture the interests of our audience, inform our content creators and journalists, help advertisers reach their target audiences, and provide high-quality brand-safe content to the social platforms.

Our differentiated model for content creation and distribution is designed to serve all stakeholders in our ecosystem.

●	These proprietary tools and technologies ensure we are serving our audiences compelling, culturally relevant content regardless of platform.
●	Our content creators and journalists also benefit greatly, as internal dashboards and metrics provide heightened visibility on audience interaction, allowing them to focus on content and formats that maximize engagement and revenue.
●	Similarly, advertisers rely on our audience insights and first-party data tools to optimize their ad campaigns.
●	Our data-driven approach to content creation also resonates with the large social platforms seeking an alternative to user-generated content.

Our Business Model

Powered by our highly scalable data-driven content flywheel, BuzzFeed has grown into a large scale, global media company that distributes content across owned and operated, as well as third-party, platforms. In recent years we have leveraged our media network to develop a comprehensive suite of digital advertising products and services and extend into complementary business lines such as long-form content development and commerce.

We measure our success in terms of engagement, monetization and operating efficiency using three metrics. The first is audience time spent across owned and operated sites as well as on third-party platforms. The second is revenue generated from advertising, content and commerce. The third key measure of our success is profitability.

We generate revenue from advertising, content and commerce.

Advertising includes display, programmatic and video advertising on our owned and operated sites and applications, as well as third-party social media platforms. This revenue source is driven by our industry-leading engagement, an overall shift to digital advertising, and our scaled reach to multiple demographics. We provide significant and differentiated value to advertisers by consistently delivering best-in-class audience engagement, with the most time spent compared to other digital media competitor companies, according to Comscore. Major platforms recognize the value of BuzzFeed’s brand-safe content, award-winning journalism, and the ability to engage large and diverse audiences, making us a critical and trusted partner for advertisers.

Content includes paid or sponsored branded, syndicated, and studio content that is sold or licensed to third parties. Our content production approach increasingly allows for turn-key, lightweight options that are scalable and repeatable, with strong retention among advertisers. In 2021, we achieved a 91% retention rate of customers who spent greater than $1 million in 2020. Content revenue is driven by continued investment in our content team, a strong data-informed understanding of our audience, demand for trusted, brand-safe digital content and our brand integrity.

Commerce includes affiliate marketplace revenue, IP licensing and an experiential business. In 2021 we drove approximately $600 million in attributable transactions for our advertisers. Moving forward, we plan to continue to onboard new marketplaces beyond consumer retail, expanding into new shopping categories to drive additional growth. With strong brand recognition and audience trust, BuzzFeed is well positioned to capitalize on the continued shift to online purchases.

Our Differentiation

●	Technology and Content Flywheel — Our proprietary machine learning and analytics tools and technologies enable us to create and optimize content across platforms and capture vital first-party data around audience preferences and valuable cross-platform insights.
●	Leading Brands and Attractive Audiences at Scale — Our portfolio of iconic brands reaches the Internet generations with unprecedented levels of connectivity and engagement, helping millions explore new things, try new experiences, and discover new products.
●	Comprehensive Offering for Advertisers — Our comprehensive suite of advertising products and services position us as a one stop shop for advertisers looking to reach young audiences at scale in a contextual, brand-safe environment.
●	Creativity and Innovation — BuzzFeed lives at the intersection of technology and creativity, continually pushing the bounds of inspiration and innovation, attracting, retaining and supporting creators with the data-enhanced tools they need to continue to stay ahead of trends and shape popular culture.
●	Leadership Team — BuzzFeed is founder-led and future-focused, staying at the forefront of modern media through the leadership of Jonah Peretti and a core management team with decades of industry experience.

Our Growth Strategy

●	Continue to grow and engage audiences — We plan to continue to leverage our iconic brands and invest in our technology and data-driven content flywheel to deliver engaging content that brands and advertisers trust to reach, grow, and engage audiences, at scale and across platforms.
●	Empower our content creator teams — We are extremely fortunate to have so many talented journalists, video creators, writers, and Internet visionaries, whose contributions are critical to our success. BuzzFeed will continue to focus on building the future of creative work by empowering our teams, providing them with next-generation tools, data, and an environment that fosters collaboration, diversity, and innovation to produce best-in-class digital content.

●	Expand strategic partnerships — Our diversified and complementary Advertising, Content, and Commerce offerings have enhanced our value proposition and strengthened our relationship with our customers. In particular, partners who purchase several of our solutions often increase their average spend with BuzzFeed, which drives longer term relationships and improves customer retention.
●	There is a significant opportunity to further penetrate our existing customer base with our diverse offerings, as well as to add new customers through our proven ability to reach audiences at scale and drive awareness, inspiration, and transactions.
●	Drive sustainable, profitable growth — Following several years of discipline and cost management initiatives, our business is benefitting from significant operating leverage. As BuzzFeed’s revenue growth accelerates, we expect our profitability margins to continue to expand as our cost base grows at a slower pace than revenue.
●	Platform for inorganic growth — Over time, we believe BuzzFeed, Inc. will play a leading role in consolidating a fragmented digital media landscape. With the addition of HuffPost and Complex Networks, we are demonstrating the ability to enhance reach, engagement, and monetization of subscale brands by extending our infrastructure, proprietary technology and content creation capabilities. We will look for strategic opportunities to bring additional subscale brands with loyal, complementary audiences to our portfolio in the future.

Competition

BuzzFeed operates within the digital media space, a category that we have pioneered and helped develop. We broadly compete against other Internet companies that might attract audiences and advertisers to their platforms and away from BuzzFeed’s. More specifically, with a common core demographic of Millennials and Gen Z, online content providers that target younger generations are natural competitors to BuzzFeed. Historically these have included digital publishers such as Vox Media, which combined with Group Nine Media, and Vice Media Group, among others. We believe that scale, reach, and ultimately engagement serve as the key indicators of competitive positioning, and BuzzFeed outperforms its peers in each respect, with more unique visitors and time spent across target segments of our audience. Furthermore, we believe that our proprietary technology platform, data-driven content flywheel, and rich first party data are structural differentiators that set us apart from the competition.

BuzzFeed both competes with and partners with the large social media platforms, streaming services and traditional publishers. We believe that BuzzFeed’s unique, data-informed, brand-safe content is increasingly valued by ecosystem participants and enables BuzzFeed to grow alongside the largest consumer Internet and publishing businesses.

Customers

BuzzFeed offers a strong value proposition to customers and business partners looking to reach Millennial and Gen Z audiences at scale, in order to generate awareness and drive discovery, inspiration, and ultimately transactions involving their products and services. Customers rely on BuzzFeed’s high-quality, engaging, brand-safe content, our creativity, and our reach across multiple platforms to accomplish these objectives. Our customer base consists of global corporations and companies across a variety of industries including media & entertainment, CPG & retail, financial services, insurance, technology, and many others- utilizing one or more of our offerings in advertising, content, and commerce.

We provide our advertising customers a broad array of offerings including display, programmatic, and video advertising inventory to target users on our owned & operated sites, applications, and social media platforms. Our content customers include third parties seeking to promote, for example, a film release, for which BuzzFeed can create customized promotional content. Our commerce customers are e-commerce operators who partner with us through affiliate programs, or retailers with whom we enter into licensing and merchandising agreements. Customers can achieve the best results when tapping into a combination of BuzzFeed’s offerings, and we see increased retention from those that do so. We maintain a diverse customer base and do not have a significant concentration of revenue around any particular customers, with our top 10 direct customers making up 14% of total revenue for the year ended December 31, 2021. In addition to these top 10 direct customers, we derive a significant portion of our revenue from companies such as Google, Facebook, and Amazon through their various advertising and affiliate exchanges.

Human Capital Resources

Our Employees

We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2021, we had 1,522 employees located across six countries. As of December 31, 2021, approximately 10% of our employees were unionized as a part of NewsGuild, with respect to employees associated with BuzzFeed News, or WGA East, with respect to employees associated with HuffPost. We are focused on supporting our employees across the full employee lifecycle from recruitment to onboarding through ongoing development, and have implemented programs designed to support both career satisfaction and overall wellness.

As a result of the COVID-19 pandemic, we have leaned into programs and policies that support flexibility as our employees navigate their personal needs. In February 2022, we announced that we would extend the option to work from home indefinitely when and where possible. We also offer access to a range of wellness services addressing mental health, family support, child care, and other areas.

Our Culture

At BuzzFeed, Inc. we value openness and collaboration, experimentation and growth, and diversity and equality. This is demonstrated through our content, as well as in the way we work together within the company. BuzzFeed, Inc. aspires to provide outstanding people experiences, through its workplace practices, benefits, employee programs, communication, and diversity.

●	We believe in having a direct relationship between employees and management where ideas are shared and both work together toward a common purpose.
●	We believe in the principle of equal pay for equal work and having compensation programs that provide for such equality.
●	We believe in treating each other respectfully and employing principles of fairness when concerns/problems arise.
●	We are committed to demonstrating diversity of thought, background and experience across all functions and levels.
●	We believe in supporting the wellness of our employees and their dependents, in championing progressive changes where needed and adjusting our policies to address the changing needs of employees.
●	We believe that people should be able to bring their whole self to work, and feel that the workplace is supportive and inclusive.

Diversity, Inclusion and Belonging

At BuzzFeed, we value Diversity, Inclusion & Belonging (DI&B) and strive to weave this value into everything we do.  We attract a diverse group of people that reflects the world we are trying to reach through our content and we welcome the unique skills, experiences and backgrounds they bring to the table every day. Since 2014, we have been committed to holding ourselves accountable to this work by publishing our diversity and demographics report annually. As of January 9, 2022, Black, Indigenous and People of Color (BIPOC) employees constituted 38.7% of our U.S.-based employee population. In addition, 58.8% of our global population identifies as female.

We continually refine our approach to hiring, training, career development, and education to support our mission of DI&B. Our recruiting team continues to be intentional about our diversity strategy to ensure that BIPOC talent and candidates from other underrepresented groups are actively recruited, and that the company hires and retains talent with diverse perspectives and backgrounds. In the recruitment and hiring process, we also emphasize educating all team members involved about internal and unconscious biases and how to overcome them, and ensuring that all BuzzFeed, Inc. job descriptions and interview processes are inclusive and accessible. BuzzFeed is committed to increasing the representation of BIPOC employees within senior leadership; we’ve redoubled our efforts to both advance and retain current BIPOC employees, and recruit and attract more BIPOC candidates for senior roles.

We are committed to ensuring our culture allows employees to bring their authentic selves to work every day. We want all employees to feel safe and supported, without threat of microaggressions or bias.

This year, we developed and launched key educational opportunities, including Unconscious Bias, Gender 101 and Disability/Ableism 101 trainings, a myriad of Heritage Month educational events and a host of learning opportunities and social events sponsored by BuzzFeed employee resource groups (ERGs) and the DI&B Council.

Intellectual Property

We depend on our iconic brands to build and maintain household name recognition and audience loyalty, and regard our intellectual property as critical to our success. We own numerous domestic and foreign trademarks and other proprietary rights that are important to our business and protect those rights in our brands including, without limitation, BuzzFeed, Tasty, BuzzFeed News, HuffPost and Complex Networks. We also maintain rights to the domain names www.buzzfeed.com, www.buzzfeednews.com, www.tasty.co, www.huffpost.com, and www.complexnetworks.com, among others. We retain the rights to an extensive content library that is monetized through multiple revenue streams. In addition to our brand, domain, and content assets, we have a proprietary technology platform that powers our business. We rely on, and expect to continue to rely on, a combination of work for hire, assignment, license and confidentiality agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret and patent laws, to protect our brands, content, proprietary technology and other intellectual property rights.

As of December 31, 2021, we held 205 registered trademarks in the United States, including the BUZZFEED mark, the HUFFPOST mark, and the COMPLEX mark, and also held 527 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and registrability of new intellectual property. We intend to continue to file additional applications with respect to our intellectual property assets.

Regulatory Matters

We are subject to many laws and regulations in the United States, Canada, the European Union (the “EU”), the United Kingdom, Japan, Australia, India, and Mexico and throughout the world, including but not limited to those related to contracts, securities, privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm or require us to change our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit use or distribution of our products and services or otherwise impose other restrictions that may affect access to or operation of any or all of our products and services for an extended period of time or indefinitely.

Data Privacy and Security Laws

We are subject to various federal, state and international laws, policies, and regulations relating to the privacy and security of consumer, customer and employee personal information. These laws often require companies to implement specific information security controls to protect certain types of data (such as personal data, “special categories of personal data” or health data), and/or impose specific requirements relating to the collection or processing of such data.

In the United States, the Federal Trade Commission (the “FTC”), the Department of Commerce, and various states continue to call for greater regulation of the collection of personal data, as well as restrictions for certain targeted advertising practices. Section 5(a) of the FTC Act grants the agency enforcement powers to combat and address “unfair or deceptive acts or practices in or affecting commerce,” and the FTC has used this authority extensively to hold businesses to fair and transparent privacy and security standards. Numerous states have also enacted or are proposing legislation to enact state-level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal information. For example, the California Consumer Privacy Act (the “CCPA”) became effective in California in 2020. The CCPA establishes a privacy framework for covered businesses such as ours, creates privacy rights for consumers residing in the state, and requires us to accord our data processing practices and policies. Compliance with the CCPA has caused, and will continue to cause, BuzzFeed to incur compliance related costs and expenses. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”), which further expands the CCPA with additional data privacy compliance requirements and rights of California consumers effective January 1, 2023, and establishes a regulatory agency dedicated to enforcing those requirements. Additionally, in March 2021, the Virginia Consumer Data Protection Act was signed into law, with an effective date of January 1, 2023; and in July 2021, the Colorado Privacy Act was signed into law effective July 1, 2023. Future changes in laws and regulations throughout the United States, at both the federal and state levels, could impact our ability to collect data, exploit the data we do collect, limit the extent to which we can monetize that data, give rise to additional compliance costs, require us to make substantial investments in technology tools to satisfy new regulatory rules, and expose us to potential non-compliance liability.

In Canada, the federal Personal Information Protection and Electronic Documents Act (the “PIPEDA”), sets forth ten principles that are designed to protect the personal information of individuals in Canada, and places obligations on companies that process personal information. PIPEDA applies to organizations that collect, use or disclose personal information in the course of commercial activities, where such activities take place within a Canadian province that does not otherwise have “substantially similar” legislation. Alberta, British Columbia and Québec are the only provinces that have enacted comprehensive private sector privacy statutes that have each been deemed “substantially similar” to PIPEDA. As such, PIPEDA will not apply to commercial organizations operating within Alberta, British Columbia and Québec, although the data protection obligations throughout Canada are substantially the same.

In the European Union, the General Data Protection Regulation (the “GDPR”) became effective on May 25, 2018. The GDPR is intended to create a single legal framework in relation to the collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual that applies across all EU member states. However, the GDPR allows for derogations where EU member states can deviate from the requirements in their own legislation, including for example, introducing measures that apply in specific situations and implementing rules regarding legal basis of processing. It is therefore likely that we will need to comply with these local regulations in addition to the GDPR, where we operate or provide services in those EU member state jurisdictions. Local supervisory authorities are able to impose fines for non-compliance and have the power to carry out audits, require companies to cease or change processing, request information, and obtain access to premises. The GDPR created more stringent operational requirements for processors and controllers of personal data, including, for example, granting new rights for data subjects as well as enhancing existing rights, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), records of processing activities, limiting retention periods of personal data, requiring mandatory data breach notification to data protection regulators or supervisory authorities (and in certain cases, to the affected individuals), and requiring additional policies and procedures to comply with the accountability principle under the GDPR.

In the United Kingdom, the UK Data Protection Act 2018 is the United Kingdom’s implementation of the GDPR, which also became effective on May 25, 2018. The United Kingdom left the EU on January 31, 2020 and has since received an adequacy decision from the European Commission, meaning that the UK is deemed to provide an “essentially equivalent” level of data protection to that which exists within the EU. In addition, United Kingdom data protection laws and regulations are undergoing a number of developments including, for example, in relation to data transfers to “third countries,” such as the United States, which slightly differ from transfer mechanisms used under the EU GDPR.

Like the United States, India also does not have country level regulations and authorities to control data transfer and management. The most prominent provisions are contained in the Information Technology Act, 2000, that was amended by the Information Technology Amendment Act, 2008. In particular, Section 43A, which addresses “reasonable security practices and procedures” is complemented by the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011 (the “Personal Data Protection Rules”). The Personal Data Protection Rules prescribe directions for the collection, disclosure, transfer and protection of sensitive personal data by a company or any person acting on behalf of a company. Further, the Personal Data Protection Rules require every such company to provide a stipulated privacy policy, which is to be published on its website, for dealing with personal information, including sensitive personal data and ensuring security of all personal data collected by it.

The India Supreme Court, in a judgment delivered on August 24, 2017, held that the right to privacy is a fundamental right, following which, the Government of India set up a Committee of Experts to examine issues around, and draft a legislation on, data-protection in India. The committee submitted its final report and a draft Personal Data Protection Bill to the Ministry of Electronics and Information Technology. The draft of the Personal Data Protection Bill, 2019 (the “Data Protection Bill”) has been introduced before the Lok Sabha on December 11, 2019, which is currently being referred to a joint parliamentary committee by the Parliament. The Data Protection Bill proposes a legal framework governing the processing of personal data, where such data has been collected, disclosed, shared or otherwise processed within India, as well as any processing of personal data by the State, Indian companies, Indian citizens or any person or body of persons incorporated or created under India law. The Data Protection Bill defines personal data and sensitive personal data, prescribes rules for collecting, storing and processing of such data and creates rights and obligations of data-subjects and processors. The Data Protection Bill is expected to come into effect in early 2022.

We are also subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the EEA and the United Kingdom. Recent legal developments in the EEA and the United Kingdom have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to “third countries,” especially the United States. For example, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EEA to the United States) in 2020. The CJEU also made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal data outside the EEA) alone may not be sufficient in all circumstances. We currently rely on standard contractual clauses and these changes are therefore causing us to review our current compliance approach. Changes to our compliance scheme may be deemed necessary to meet the requirements of the EEA, UK, and CJEU may result in additional costs or the inability to transfer personal data outside of the EEA and/or the United Kingdom.

We are also subject to evolving EU and United Kingdom privacy laws on cookies and e-marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem and current national laws that implement the e-Privacy Directive are highly likely to be replaced by an EU regulation known as the e-Privacy Regulation which will significantly increase fines for non-compliance. Informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In addition, the current national laws that implement the e-Privacy Directive are highly likely to be replaced by an EU regulation known as the e-Privacy Regulation which will significantly increase fines for non-compliance. The text of the e-Privacy Regulation is still under development, and recent EU regulatory guidance and court decisions have created uncertainty about the level to which such laws and regulations will be enforced, which may require us to review our compliance approach and increase compliance costs.

Similarly, other jurisdictions are instituting privacy and data security laws, rules, and regulations, or may do so in the future, which could increase our risk and compliance costs.

Seasonality

Our business is subject to some seasonal influences. Historically, our revenue is typically highest in the fourth quarter of the year due to strong advertising spend and consumer spending during this quarter.

Available Information

We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our investor relations website at https://investors.buzzfeed.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Risk Factors Summary

The following summary highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete and the risks summarized below are not the only risks we face. You should carefully consider these risks and uncertainties described in more detail below as well as the discussion below of other risks related to our business and an investment in our common stock and warrants.

Risks Related to Our Business and Industry

•

We derive a significant portion of our traffic from third-party platforms. Changes to the standard terms, conditions and policies of these third-party platform providers, such as Apple News, Facebook, Google, Hulu, Instagram, Pinterest, Snap, TikTok, Twitter, Twitch and YouTube, could adversely affect our business.

•

Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, streaming tools, networks and standards that we do not control.

•	We derive a significant portion of our revenue from advertising products and our relationships with advertising partners.
•	If we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed.
•	The levels of our traffic and engagement with our brands and content are critical to our success.
•	Changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue.
•

The market for digital advertising for brands is evolving. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition could be adversely affected.

•	We have incurred significant operating losses in the past, and we may not be able to sustain our recent levels of revenue and generate sufficient revenue to achieve or maintain profitability.
•	Our quarterly financial results have fluctuated in the past and will fluctuate in the future.
•	The loss of key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

Risks Related to Financial and Accounting Matters

•	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
•

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

•

Prior to the Business Combination, Legacy BuzzFeed identified material weaknesses in its internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences. We may also have to address any unremediated material weakness in internal control over financial reporting as the accounting acquirer in the Business Combination.

•	Restrictions imposed by our debt facilities could adversely affect our operating flexibility.
•

Our convertible notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.

•	We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due.

Risks Related to Legal and Regulatory Matters

•

Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, temporary or permanent restraining orders and injunctions, increased cost of operations or declines in traffic growth and engagement with our brands and content, or otherwise harm our business.

•	Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing practices, could adversely affect our business.
•	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our content, services and brand.
•

We may become party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.

Risks Related to Ownership of Our Securities

•

We may issue additional shares of common stock (including upon the exercise of warrants) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.
•	There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.
•

The multi-class structure of our common stock, as well as the voting agreements entered into in connection with the Business Combination, have the effect of concentrating voting power with our Chief Executive Officer, which will limit other stockholders’ ability to influence the outcome of important transactions, including a change in control.

•	The market price of our securities may be volatile, which may increase the risk of securities-related litigation, or cause the loss of part or all of holders’ investments.

Risks Related to Our Business and Industry

We derive a significant portion of our traffic from third-party platforms. Changes to the standard terms, conditions and policies of these third-party platform providers that have distributed or may distribute our content, such as Apple News, Facebook, Google, Hulu, Instagram, Pinterest, Snap, TikTok, Twitter, Twitch and YouTube, could adversely affect our business.

We depend on third-party platform providers to provide access to our content. A majority of our traffic engages with our content through third-party platform providers rather than directly on our websites and applications, most prominently, Apple News, Facebook, Google, Hulu, Instagram, Pinterest, Snap, TikTok, Twitter, Twitch and YouTube. These platforms serve as significant channels of online distribution and are critical to accessing our content. Our users have historically spent more time engaging with our content on third-party platforms (including Apple News, YouTube and Facebook) than on our owned and operated U.S. properties. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Time Spent and for a breakdown of the percentage of Time Spent on our owned and operated sites versus third-party platforms. If these platform providers deny access to our content, modify their current discovery mechanisms or algorithms, develop their own competitive offerings, or impose fees for access to and use of their platforms, our business could be negatively impacted. We are also subject to the standard terms, conditions and practices of these platform providers, which govern the promotion, distribution, operation and use of our content. Platform providers have broad discretion to change their standard terms and conditions and have the right to prohibit us from distributing content on their platforms if we violate those standard terms and conditions. In addition, platform providers can change their policies or interpretations of their standard terms and conditions. Our business could suffer materially if platform providers change their standard terms and conditions, interpretations or other policies and practices in a way that is detrimental to us or if platform providers determine that we are in violation of their standard terms and conditions and prohibit us from distributing our content on their platforms. Moreover, if we are unable to maintain a good relationship with these platform providers, our business and operating results could be adversely affected.

Our business could also be harmed if these platforms change their terms and conditions relating to how their users share information on or through their platforms or across other platforms, which could impact our traffic and engagement.

Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, streaming tools, networks and standards that we do not control.

We make our content available across a variety of operating systems and through websites. We are dependent on the compatibility of our content with popular devices, streaming tools, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of our content or give preferential treatment to competitive content could adversely affect usage of our content.

A majority of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile devices and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. Our mobile apps are downloaded from third-party app stores, such as the Apple App Store and Google Play. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing content or apps that operate effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute our content or apps, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices, or if our traffic chooses not to access our content or use our apps on their mobile devices or choose to use mobile products that do not offer access to our content or our apps, or if the preferences of our traffic requires us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting and monetization could be harmed and our business and operating results could be adversely affected.

We derive a significant portion of our revenue from advertising products and our relationships with advertising partners.

A significant portion of our revenue is currently generated from third-party advertising. As is common in the industry, our advertisers do not have long-term advertising commitments with us. Many of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives.

Further, we need to maintain good relationships with advertisers to provide us with a sufficient inventory of advertisements and offers. Online advertising is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. In order for our advertising business to continue to succeed, we need to continue to demonstrate the reach of our traffic and the benefit to our advertising partners. Our advertising revenue could be adversely affected by a number of other factors, including:

●	decreases in traffic and engagement;
●	inability to demonstrate the value of our content to advertisers and advertising agencies or inability to measure the value of our content in a manner which advertisers and advertising agencies find useful;
●	inability to increase advertiser demand and/or inventory;
●	inability to help advertisers effectively target ads;
●	inability to improve our analytics and measurement solutions that demonstrate the value of our content;
●	the impact of new technologies that could block or obscure the display of or targeting of our content;

●	decreases in the cost per ad engagement;
●	loss of advertising market share to our competitors;
●	the need to enter into revenue sharing arrangements or other partnerships with third parties;
●	adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments impacting branded content, labeling of advertising, privacy and consent requirements related to sharing of personal information and/or litigation related to any of the foregoing;
●	adverse media reports or other negative publicity involving us or the digital media industry as a whole;
●	changes in the way our ad products are priced;
●	bad debts related to trade credit extended to certain advertisers;
●	cancellation of certain pre-paid branded advertising orders; and
●	the impact of macroeconomic conditions and conditions in the advertising industry in general.

If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.

If we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed.

Competition for traffic and engagement with our content, products and services is intense. We compete against many companies to attract and engage traffic, including companies that have greater financial resources and potentially larger user bases, and companies that offer a variety of Internet and mobile device-based content, products and services. As a result, our competitors may acquire and engage traffic at the expense of the growth or engagement of our traffic, which would negatively affect our business. We believe that our ability to compete effectively for traffic depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness and reliability of our content compared to that of our competitors;
●	the timing and market acceptance of our content;
●	the continued expansion and adoption of our content;
●	our ability, and the ability of our competitors, to develop new content and enhancements to existing content;
●	our ability, and the ability of our competitors, to attract, develop and retain influencers and creative talent;
●	the frequency, relative prominence and appeal of the advertising displayed by us or our competitors;
●	changes mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements and consent decrees, some of which may have a disproportionate impact on us;
●	our ability to attract, retain and motivate talented employees;
●	the costs of developing and procuring new content, relative to those of our competitors;
●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and brand strength relative to our competitors.

We also face significant competition for advertiser spend. We compete against online and mobile businesses and traditional media outlets, such as television, radio and print, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. We will need to continue to innovate and improve the monetization capabilities of our websites and our mobile products in order to remain competitive. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

●	the size and composition of our user base relative to those of our competitors;
●	our ad targeting capabilities, and those of our competitors;
●	our ability, and the ability of our competitors, to adapt our model to the increasing power and significance of influencers to the advertising community;
●	the timing and market acceptance of our advertising content and advertising products, and those of our competitors;
●	our marketing and selling efforts, and those of our competitors;
●	the pricing for our advertising products and services relative to those of our competitors;
●	the return our advertisers receive from our advertising products and services, and those of our competitors; and
●	our reputation and the strength of our brand relative to our competitors.

The levels of our traffic and engagement with our brands and content are critical to our success.

If we fail to increase our traffic, or if traffic engagement or ad engagement declines, our revenue, business and operating results may be harmed. Our financial performance has been and will continue to be significantly determined by our success in increasing traffic and the overall level of engagement with our content as well as increasing the number and quality of ad engagements. We anticipate that our traffic growth rate will slow over time as the level of our traffic increases. To the extent our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on our platforms. If people do not perceive our content to be useful, reliable and entertaining, we may not be able to attract traffic or increase the frequency of engagement on our websites and applications and with the ads that we display. There is no guarantee that we will not experience a similar erosion of our engagement levels as our traffic growth rate slows.

Further, maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our traffic. Much of our new traffic is referred by our existing traffic. Maintaining and enhancing our brands will depend largely on our ability to continue to provide high-quality, entertaining, useful, reliable, relevant and innovative content, which we may not do successfully. We may introduce new content, products or terms of service or policies that our traffic or advertisers do not like, which may negatively affect our brand. We will also continue to experience media, legislative, and regulatory scrutiny of our content, which may adversely affect our reputation and brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. A number of additional factors could potentially negatively affect our traffic growth and engagement, including if:

●	traffic engages with other platforms or content as an alternative to ours;
●	we are unable to convince potential new traffic of the value, usefulness and relevance of our content;
●	there is a decrease in the perceived quality of our content;

●	we fail to introduce new and improved content or services or if we introduce new or improved content or services that are not favorably received or that negatively affect levels of traffic and engagement;
●	our traffic believes that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;
●	there are changes in the third-party platforms on which we rely to deliver a majority of our traffic;
●	technical or other problems prevent us from delivering our content or services in a rapid and reliable manner or otherwise affect the experience of our traffic;
●	we experience service outages, data protection and security issues;
●	our trademarks are exploited by others without permission;
●	there are adverse changes in our content or services that are mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements or consent decrees; or
●	we do not maintain our brand image or our reputation is damaged.

Additionally, we receive a high degree of media coverage around the world. Negative publicity about our company, including about our content quality and reliability, changes to our content and services, privacy and security practices, labor relations, litigation, regulatory activity, and traffic experience with our content and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our content and services. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our traffic and could result in decreased revenue, which would adversely affect our business and operating results. If we are unable to increase our traffic or engagement, or if they decline, this could result in our content or services being less attractive to potential new traffic, as well as advertisers, which would have a material adverse impact on our business, financial condition and operating results. Additionally, if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

Changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue.

We may introduce significant changes to our existing content. The success of our new content depends substantially on consumer tastes and preferences that change in often unpredictable ways. If this new content fails to engage traffic and advertisers, we may fail to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, which do not directly generate revenue but which we believe will enhance our attractiveness to traffic and advertisers. In the future, we may invest in new content, products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing content or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

The market for digital advertising for brands is evolving. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition could be adversely affected.

Our expected growth is tied to an assumption that digital advertising spend will continue to rise. The market for digital advertising is still emerging and advertisers generally devote a smaller portion of their advertising budgets to digital advertising than to traditional advertising methods, such as television, newspapers, magazines and radio. Our current and potential advertisers may find digital advertising to be less effective than other advertising methods, and they may reduce their spending on digital advertising as a result. The future growth of our business could be constrained by both the level of acceptance and expansion of digital advertising as a format and emerging digital advertising channels, including mobile and social, as well as the continued use and growth of existing channels.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increased number of methods for the delivery and consumption of news and other content. These developments are also driving changes in the preferences and expectations of consumers as they seek more control over how they consume content. Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:

●	we may be unable to develop new online or digital content and services that consumers find engaging, that work with a variety of operating systems and networks and that achieve a high level of market acceptance;
●	we may introduce new content or services, or make changes to existing content and services, that are not favorably received by consumers;
●	there may be changes in sentiment of our traffic about the quality, usefulness or relevance of our existing content or concerns related to privacy, security or other factors;
●	failure to successfully manage changes implemented by social media platforms, search engines, news aggregators or mobile app stores and device manufacturers, including those affecting how our content and applications are prioritized, displayed and monetized, could affect our business;
●	consumers may increasingly use technology (such as incognito browsing) that decreases our ability to obtain a complete view of the behavior of traffic that engages with our content;
●	we may be unable to maintain or update our technology infrastructure in a way that meets market and consumer demands; and
●	consumption of our content on third-party platforms may lead to limitations on monetization of our content, the loss of control over distribution of our content and of a direct relationship with our audience, and lower audience engagement and subscription rates.

We continue to invest significant resources to mitigate these potential risks and to create content, and build, maintain and evolve our technology infrastructure. These investments may adversely impact our operating results in the near term and there can be no assurance as to our ability to use new and existing technologies to distinguish our content and services from those of our competitors and develop in a timely manner compelling new content and services that engage traffic across platforms. If the market for digital advertising deteriorates, develops more slowly than we expect or the shift from traditional advertising methods to digital advertising does not continue, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, perception that digital advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business. Further, if we are not successful in responding to changes in technology and consumer behavior, our business, financial condition and prospects may be adversely affected.

We have incurred significant operating losses in the past, and we may not be able to sustain our recent levels of revenue and generate sufficient revenue to achieve or maintain profitability.

We have incurred significant operating losses in the past and, though our revenue has increased substantially over the years, our growth has been uneven and at times revenue growth has been stagnant. We may not be able to sustain levels of revenue or revenue growth consistent with the past, or at all. We expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. You should not rely on the levels of revenue or revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on, among other things:

●	business development and marketing;
●	technology infrastructure;
●	content creation, and service development and enhancement; and
●	general administration, including legal and accounting expenses.

These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate levels of revenue or revenue growth, and to manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain profitability. We have encountered in the past, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business could be adversely impacted.

Our quarterly financial results have fluctuated in the past and will fluctuate in the future.

We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. Our past quarterly financial results cannot be relied upon as indicators of future performance. We are subject to the same risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow traffic and engagement;
●	changes made to the social media and other platforms that are important channels of distribution for our content, or changes in the patterns of use of those channels by users;
●	our ability to attract and retain advertisers in a particular period;
●	seasonal fluctuations in our revenue—for example, our revenue is typically highest in the fourth quarter of the year due to strong advertising spending and consumer spending during this quarter;
●	the number of ads shown to our traffic;
●	the pricing of our advertising products;
●	the diversification and growth of revenue sources beyond current advertising products;
●	the development and introduction of new content, products or services by us or our competitors;
●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	our ability to maintain gross margins and operating margins; and
●	system failures or breaches of security or privacy.

The loss of key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend upon the continued services and performance of our key personnel, most importantly our founder, Chief Executive Officer and Chairman of the Board, Jonah Peretti. We have not entered into any employment agreement or non-competition agreement with Mr. Peretti and his employment with us is at-will.

In addition, most of our content is custom-made for our business by our personnel. The loss of key personnel, including members of management, as well as key engineering, video, editorial, and sales personnel, could disrupt our operations and have an adverse effect on our business. As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. For example, as a public company, we will need to attract and retain personnel to perform additional functions characteristic of a public company. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. If we do not succeed in effectively attracting, hiring and integrating new talented personnel, or retaining and motivating existing personnel, our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.

If our security measures are breached, our sites and applications may be perceived as not being secure, traffic and advertisers may curtail or stop viewing our content or using our services, and our business and operating results could be harmed.

Our operations involve the storage and transmission of certain of our traffic’s and advertisers’ personal and proprietary information on our equipment, networks and corporate systems. In addition, we rely on the technology and systems provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions) and other operations. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, ransomware, loss of revenue, damage to our reputation, and potential liability. Any systems failure or compromise of our security that results in the unauthorized access to or release of our traffic’s or advertisers’ data, could significantly limit our content delivery and traffic engagement, as well as harm our reputation and brands and, therefore, our business. Our security measures may also be breached due to employee error, malfeasance or otherwise. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Additionally, outside parties may attempt to fraudulently induce our employees, traffic or advertisers to disclose sensitive information in order to gain access to our data or our traffic’s or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Further, our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters or the effects of climate change (such as increased storm severity and flooding), fires, power or Internet outages, acts of terrorism or other similar events.

Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a perceived breach of our security occurs or an actual breach of our security that results in degraded website or app performance, unauthorized access, availability problems, or the loss or unauthorized disclosure of confidential information occurs, the market perception of the effectiveness of our security measures could be harmed, our traffic and advertisers may lose trust and confidence in us or decrease the use of our website, app and services or stop using our services in their entirety; and we may incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, malware, worms, hacking, physical and electronic break-ins, router disruption, sabotage or espionage, and other disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We may not be in a position to promptly address attacks or to implement adequate preventative measures if we are unable to immediately detect such attacks. Such events could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, including changes to security measures, to deploy additional personnel, to defend litigation or to protect against similar future events, and may cause damage to our reputation or loss of revenue. Any of these actions could have a material adverse effect on our business, reputation and operating results.

Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

Service delays, outages or disruptions, or the loss or compromise of data, could result from a variety of causes, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses, denial of service, fraud or security attacks. In addition, our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, equipment or telecommunications failures, cyber attacks, terrorist attacks, political or social unrest, and other events over which we have little or no control. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service, so some data or systems may not be fully recoverable after such events.

In addition, we rely on third-party providers over which we have little or no control for our principal Internet connections and co-location of a significant portion of our data servers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our content and services may become inaccessible to the public or the public may experience difficulties accessing our content and services. Any disruption or failure in our infrastructure, whether resulting from our actions or omissions, or those of third-party providers, could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business. As the level of our traffic increases, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve and analyze our content. It may become increasingly difficult to maintain and improve the performance of our services, especially during peak usage times, as our services become more complex and our user traffic increases. The systems through which we provide our services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced when we make modifications, which might cause service malfunctions or require services to be taken offline while corrective responses are developed. If our traffic is unable to access our platform or our content on third-party platforms, or we are not able to make content available rapidly on our platform or on third-party platforms, our traffic may seek other channels to obtain the information, and may not return to our platform or view our content on third-party platforms, or use our platform as often in the future, or at all. This would negatively impact our ability to attract, retain and increase the number and engagement of our traffic, platform partners and advertisers, as well as damage our brands, generate legal costs or liability, and harm our operating result

If we fail to effectively manage our growth, our business and operating results could be harmed.

The growth and expansion of our business creates significant challenges for our management, and for our operational and financial resources. We intend to continue to make substantial investments to expand our operations, engineering, content development, sales and marketing, and general and administrative organizations. We face significant competition for employees from other companies and we may not be able to hire new employees quickly enough to meet our needs. Providing our content, services and features to our traffic and advertisers is costly and we expect our expenses to continue to increase in the future as we broaden our demographic reach and as we develop and implement new features and services that require more infrastructure. Historically, our costs have declined each year as we drove the business to profitability. However, as we continue to expand the business, we will need to invest in our operating expenses, such as our research and development expenses and sales and marketing expenses, in order to keep pace with the growth of our business. We expect to continue to invest in our infrastructure in order to enable us to provide our content and services rapidly and reliably around the world, including in countries where we do not expect significant near-term monetization. Continued growth could also strain our ability to develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. In addition, some members of our management team have limited experience managing a large global business operation and may not be able to manage growth effectively. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain certain benefits of our corporate culture, including our ability to quickly develop and launch new and innovative content, services and features. This could negatively affect our business performance.

Acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to expand and grow through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions.

The risks we face in connection with acquisitions include:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●	coordination of functions;
●	retention of key employees from the acquired company;
●	cultural challenges associated with integrating employees from the acquired company into our organization;
●	integration of the acquired company’s accounting, management information, human resources and other administrative systems and processes;
●	the need to implement or improve controls, procedures and policies at a business that may have lacked effective controls, procedures and policies prior to the acquisition;
●	liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

●	unanticipated write-offs or charges; and
●	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the impairment of goodwill, any of which could harm our financial condition or operating results.

We may not be able to successfully integrate our acquisitions, and we may incur significant costs to integrate and support the companies we acquire.

From time to time, we make acquisitions and investments and may pursue other strategic initiatives, including our recent acquisitions of HuffPost and of Complex Networks as part of the Business Combination. In connection with such acquisitions and strategic initiatives, we may incur significant or unanticipated expenses, fail to realize anticipated benefits and synergies, have difficulty incorporating an acquired or new line of business, disrupt relationships with current and new employees, customers and vendors, incur significant debt, or be compelled to delay or not proceed with announced transactions or initiatives. Additionally, federal regulatory agencies such as the Federal Trade Commission (the “FTC”) or the Department of Justice or international regulators may impose restrictions on the operation of our businesses as a result of our seeking regulatory approvals for any significant acquisitions and strategic initiatives or may dissuade us from pursuing certain transactions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

Further, the integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven. We continue to make substantial investments of resources to support our acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

Our international operations are subject to increased challenges and risks.

We have offices around the world and our content is available in multiple languages. Our business and the conduct of our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Operating internationally subjects us to additional risks and may increase risks that we currently face, including risks associated with:

●	recruiting, integrating and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
●	providing our content and operating across a significant distance, in different languages and among different cultures, including the potential need to modify our products, content and services to ensure that they are culturally relevant in different countries;
●	increased competition from local media companies and mobile applications which have expanded and may continue to expand their geographic footprint;
●	differing and potentially lower levels of user growth, user engagement and ad engagement in new and emerging geographic territories;
●	compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, consumer protection and media freedom;
●	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;

●	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act;
●	currency exchange rate fluctuations;
●	foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
●	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate;
●	operating through license agreements with third parties managing certain BuzzFeed branded operations outside of the United States; and
●	higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected.

We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain performance metrics, including Time Spent, with our internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.

Some of our services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in our products and services and will use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

Our business depends on continued and unimpeded access to our content and services on the Internet. If we or those who engage with our brands or content experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers.

We depend on the ability of our traffic and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of access by our traffic to our content, products or services, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our content, products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our traffic. As the Internet continues to experience growth in the level of traffic, frequency of engagement, and amount of data transmitted, the Internet infrastructure that we and our traffic rely on may be unable to support the demands placed upon it. Failures of the Internet infrastructure that we or our traffic rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

COVID-19 continues to be a source of uncertainty in the marketplace and, depending on how the virus tracks and whether new variants emerge, could continue to cause disruption in our business operations. The ongoing effects of the COVID-19 pandemic, including supply chain disruptions, continue to be unpredictable, and may have an adverse effect on our business, results of operations, and financial condition.

Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general economic slowdown, adversely impact our business partners, and disrupt our operations.

As a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment, which impacts productivity and our business operations. We have had to expend, and expect to continue to expend, resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Changes in our operations in response to COVID-19 or employee illnesses resulting from COVID-19 may also result in inefficiencies or delays, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or using teleconferencing technologies. Any prolonged diversion of resources may have an adverse effect on our operations. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, foster a creative environment, and hire and retain team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

The impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

●	the duration and spread of the pandemic, including any resurgences or new emerging variants;
●	the distribution and efficacy of COVID-19 vaccines and boosters;

●	governmental, business, and individuals’ actions taken in response to the pandemic, including business closures and any shelter-in-place guidelines;
●	the impact of the pandemic on national and global economic activity, including constraints in the supply chain associated with labor, global logistics and availability of raw materials, and on capital and financial markets, including the possibility of a national or global recession;
●	the impact of the pandemic on the financial circumstances and employment needs of our business partners;
●	other business disruptions that affect our workforce; and
●	actions taken to contain the pandemic or treat its impact.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this Part I, Item 1A. “Risk Factors” section.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems in our cloud infrastructure could result in lengthy interruptions in our services. In addition, acts of terrorism and other geo-political unrest (including the developing conflict between Russia and Ukraine) could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program for a subset of our properties, which allows us to serve static content or switch content delivery networks in the event of a catastrophe. Further, a portion of our employees are journalists, who may face heightened dangers during such catastrophes, particularly when reporting in high-risk environments, and any failure on our part to mitigate such risks could cause us reputational harm and adversely impact our business, financial condition and operating results. Although the program is functional, our properties will have degraded experiences including a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition and operating results.

Risks Related to Financial and Accounting Matters

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We account for the 9,842,500 warrants issued in connection with 890’s initial public offering (including the 9,583,333 public warrants sold as part of the units in the initial public offering and the 259,167 private placement warrants underlying the private placement units) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

Prior to the Business Combination, Legacy BuzzFeed identified material weaknesses in its internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences. We may also have to address any unremediated material weakness in internal control over financial reporting as the accounting acquirer in the Business Combination.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. Legacy BuzzFeed identified material weaknesses in its internal control over financial reporting that we are currently working to remediate, which relate to: (a) a lack of formalized internal control and segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience; (c) the lack of a formalized risk assessment process, including the assessment of fraud risk; and (d) selection and development of control activities, including information technology general controls.

Our management has concluded that these material weaknesses in our internal controls over financial reporting were due to the fact that Legacy BuzzFeed was a private company with limited resources and did not have the necessary business processes and related internal control formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee its business processes and controls.

Our management has developed a plan to remediate the material weaknesses identified above. The remediation plan includes specific actions for each material weakness and associated deadlines. During 2021, with the oversight of senior management, we have hired and will continue hiring additional accounting personnel with technical accounting and financial reporting experience and implement improved process level and management review controls with respect to the completeness, accuracy and validity of complex accounting measurements on a timely basis. We also have supplemented accounting resources with external advisors to assist with performing technical accounting activities. We are implementing a process of formalizing procedures to ensure appropriate internal communications between the accounting department and other operating departments necessary to support the internal controls. We completed an initial enterprise risk assessment, including considerations related to fraud risks, hired additional accounting and internal control personnel, and designed and implemented an initial set of procedures and controls.

As a result of these actions, and the evidence obtained in validating the design and operating effectiveness of the controls, management has determined that the material weakness related to a formalized risk assessment process has been remediated as of December 31, 2021. In addition, as of December 31, 2021, although we made significant progress in the design and implementation of systems and controls related to IT controls, the necessary business process and IT general controls were partially implemented or not executed consistently; thus material weaknesses in our internal control environment were concluded not to be remediated.

While we are implementing a plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. The planned completion of the implementation of all controls is anticipated to be prior to the end of 2022. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures. We cannot assure you that we will not identify other material weaknesses in future periods. We have expended and expect to continue to expend significant effort and have incurred and expect to continue to incur significant costs for the remediation of our material weaknesses.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in the delayed filing of required periodic reports.

On April 12, 2021, the Staff of the SEC issued the SEC Staff Statement. Following issuance of the SEC Statement, 890 concluded that it was not necessary to restate its previously issued audited consolidated financial statements as of and for the period ended December 31, 2020. However, as part of such process, 890 identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we will have to address any unremediated material weakness in internal control over the financial reporting at 890, including this material weakness with respect to accounting for 890’s warrants.

Further, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity,” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the issuing company require common stock subject to redemption to be classified outside of permanent equity and, according to recent SEC Staff communications with certain independent auditors, notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001. Although 890 did not specify a maximum redemption threshold, 890’s charter provided that it would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In light of the SEC Staff communications with certain independent auditors, 890’s management re-evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, 890 concluded that the misclassification of its Class A common stock was quantitatively material to individual line items within the balance sheet but was not material to its reported financial position and was qualitatively immaterial to its condensed consolidated financial statements. 890 further concluded that the misstatement was not indicative of a pervasive issue in its internal control, had no impact on 890’s statement of cash flows, did not impact any other balance sheet line items other than total stockholders’ equity and Class A common stock subject to redemption, and was not disclosed in any other Exchange Act filings other than its balance sheet as of January 14, 2021 and Quarterly Reports on Form 10-Q for the periods ending March 31, 2021, and June 30, 2021. Based upon the foregoing, and due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments, 890 concluded that the misclassification of its Class A common stock represented a material weakness.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and warrants could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Restrictions imposed by our debt facilities could adversely affect our operating flexibility.

Our debt facilities, including the indenture governing the Notes, limit our ability to, among other things:

●	incur or guarantee additional debt;
●	make certain investments and acquisitions;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer, sell or otherwise dispose of assets.

Our debt facilities also contain covenants requiring us to maintain certain amounts of unrestricted cash. The provisions in our debt facilities may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our debt facilities could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our debt facilities could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our debt facilities is accelerated, our assets may be insufficient to repay such amounts in full, and our stockholders could experience a partial or total loss of their investment. Please see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our convertible notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.

In connection with the Business Combination we issued $150.0 million aggregate principal amount of convertible notes (the “Notes”). The Notes are convertible into shares of our Class A common stock at an initial conversion price $12.50 and bear interest at a rate of 8.50% per annum. The sale of the Notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of Class A common stock into which the Notes are convertible. If shares of Class A common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders and the market price of our Class A common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our Class A common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.

We may not have the ability to raise the funds necessary to settle conversions of the Notes, repurchase the Notes upon a fundamental change or repay the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the Notes.

Holders of the Notes have the right under the indenture governing the Notes to require us to repurchase all or a portion of their Notes (i) upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 101% of the principal amount of such Notes to be repurchased plus accrued and unpaid interest to, but not including, the repurchase date and (ii) after the third anniversary of the issuance of the Notes at 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest to, but not including, the repurchase date. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered or pay cash with respect to such Notes being converted.

In addition, our ability to repurchase, redeem or to pay cash upon conversion of Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture or to pay cash upon conversion of such Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the interest on such indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments. We are subject to certain restrictions under the terms of the indenture governing the Notes, including limitations regarding incurring future indebtedness, subject to specific allowances in the indenture. However, we will not be restricted from recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture that could have the effect of diminishing our ability to make payments on the Notes when due.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors, and we do not know whether additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, those securities may have rights, preferences or privileges senior to the rights of our existing preferred and common stock, and our existing stockholders will experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had accumulated $314.5 million and $11.3 million of federal and state net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income, some of which will begin to expire in 2030 for federal and 2025 for state tax purposes. It is possible that we will not generate sufficient taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2021.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California and Illinois, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Legal and Regulatory Matters

Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, temporary or permanent restraining orders and injunctions, increased cost of operations or declines in traffic growth and engagement with our brands and content, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including contracts, securities, privacy, rights of publicity, data protection, content regulation, intellectual property (copyright, trademark and patent), libel and defamation, labor and employment, competition, protection of minors, consumer protection, taxation and regulation of controlled substances. Many of these laws and regulations are subject to constant legislative or administrative review and modification. Additionally, many of these laws and regulations are still being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. In addition, foreign data protection, privacy, libel and defamation, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy, content and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business.

The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. There have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy, consent and data protection. There have also been various congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many members of Congress from both parties support reform or repeal of Section 230, so the possibility of congressional action remains. If Congress revises or repeals Section 230 or the Federal Communication Commission adopts rules, we may no longer be afforded the same level of protection offered by Section 230. This would increase the risks for liability for copyright infringement by third parties faced by internet-based businesses like us that rely on third-party content. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to defend against claims of patent infringement.

We currently allow use of our website and applications without the collection of extensive personal information, such as age. We may experience additional pressure to expand our collection of personal information in order to comply with new and additional regulatory demands or we may independently decide to do so. Having additional personal information may subject us to additional regulation. Further, it is difficult to predict how existing laws and regulations will be applied to our business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new content, products and services, result in negative publicity, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

Additionally, our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which we operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our business, and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

Legacy BuzzFeed and Complex Networks derived less than 0.2% of their combined revenues for the years ended December 31, 2021 and 2020, respectively, from advertisements relating to cannabis, which may be considered a controlled substance, or cannabis-related products. Controlled substances are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Among other things, certain controlled substances, including marijuana, are regulated under the federal Controlled Substances Act of 1970 (“CSA”) and implementing regulations of the U.S. Drug Enforcement Administration (“DEA”). The cannabis-related advertisements on both Legacy BuzzFeed’s and Complex Networks’ platforms were in compliance with state and local laws. However, certain varieties of cannabis continue to be controlled substances under the CSA and Legacy BuzzFeed and Complex Networks may not have been in compliance with federal law with respect to such advertisements. Our current advertising practices across all platforms, including Complex Networks, do not permit advertisements in the United States relating to federally prohibited cannabis-related activities (this does not include advertisements relating to hemp derived products, including Cannabidiol (“CBD”), which are permitted under federal law) on our platforms. However, if the historical activities of Legacy BuzzFeed and Complex Networks were to become the subject of enforcement actions and sanctions from the DEA or otherwise arising under federal law, such actions and sanctions may have a negative effect on our business, financial condition, results of operations or reputation.

Further, new laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new content, features and services, or an extension of our business into new areas, could increase our future compliance costs, make our content, features and services less attractive to our traffic or advertisers, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties and negative publicity.

Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing practices, could adversely affect our business.

Our business is subject to various laws and regulations of local and foreign jurisdictions with respect to privacy and the collection and use of personal data and information, as well as laws and regulations with respect to consumer marketing practices.

Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the processing (including the collection, use, retention and sharing) and security of the data we receive from and about individuals. Failure to protect confidential data, provide individuals with adequate notice of our privacy policies or obtain required valid consent, for example, could subject us to liabilities imposed by these jurisdictions. Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data protection. For example, the GDPR adopted by the European Union imposes more stringent data protection requirements and significant penalties for noncompliance; the CCPA creates new data privacy rights; and the European Union’s forthcoming ePrivacy Regulation is expected to impose, with respect to electronic communications, stricter data protection and data processing requirements. We are also subject to the Americans with Disabilities Act, which includes requirements with respect to website accessibility. Additionally, we are subject to the CAN-SPAM Act, the Telephone Consumer Protection Act, and the Video Privacy Protection Act, each of which may place restrictions on how we operate in a manner that adversely affects our business.

Existing and newly adopted laws and regulations with respect to privacy and the collection and use of personal data and information, as well as consumer marketing practices (or new interpretations of such existing laws and regulations) have imposed and may continue to impose obligations that may affect our business, require us to incur increased compliance costs and cause us to further adjust our advertising or marketing practices. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with the laws and regulations relating to privacy, data protection, or consumer marketing practices that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies relating to such matters, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our traffic and advertisers. Each of these potential consequences could adversely affect our business and results of operations.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, intellectual property (including copyright, trademark and patent), privacy, defamation, libel and slander, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. We have faced and will continue to face claims relating to our content that is published or made available through our websites and applications, or through third-party platforms or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights (including copyright, trademark and patent), rights of publicity and privacy and FTC regulation. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. Pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute.

Where risk of loss is probable and we can make a reasonable estimate of the liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending legal proceedings is a complex, fact-intensive process that is subject to judgment calls. The results of legal and regulatory proceedings cannot be predicted with certainty. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business. If we incur costs or liability as a result of these events occurring, our business, financial condition and operating results could be adversely affected. Liability may also impact our insurance premiums as well as our ability to obtain or maintain insurance coverage. Further, any adverse determination related to legal proceedings or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our content, services and brand.

Our trademarks, logos, trade secrets, copyrights and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, a combination of work for hire, consulting, assignment, license and confidentiality agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret and patent laws, to protect our brand and other intellectual property rights. However, these agreements may be breached which could impair or destroy the value of this intellectual property to the company. Moreover, various other events outside of our control pose a threat to our intellectual property rights. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our content and brands are utilized in commerce. Also, the efforts that we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or content that are substantially similar to ours and compete with our business.

We are pursuing registration of trademarks and domain names in the United States and in certain jurisdictions outside of the United States. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending, maintaining and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful.

We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages or distinguish our products and content from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them.

Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could harm our business and our ability to compete.

We may become party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.

From time to time we receive claims from third parties that allege that we have infringed upon their intellectual property rights. Further, from time to time we may introduce new products and services, including in areas where we currently do not operate, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with advertisers, platform partners, data partners, social media platforms, and licensees require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Advertisers and platform partners may also discontinue use of our products and services as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

Some of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.

Approximately 10% of our employees were unionized as a part of NewsGuild, with respect to employees associated with BuzzFeed News, or WGA East, with respect to employees associated with HuffPost. As a result, we are required to negotiate the wage, benefits and other terms and conditions of employment with these employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources and increase the time and costs of completing a business combination.

Prior to the Business Combination, we were not a publicly reporting company required to comply with Section 404 of the Sarbanes-Oxley Act and our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us following the Business Combination. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Related to Ownership of Our Securities

We may issue additional shares of common stock (including upon the exercise of warrants) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2021, there were 9,583,333 outstanding public warrants to purchase 9,583,333 shares of Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable on January 14, 2022. In addition, there were 259,167 private placement warrants and 33,333 working capital warrants outstanding exercisable for a total of 292,500 shares of Class A common stock at an exercise price of $11.50 per share, as well as the Notes, which are convertible into approximately 12,000,000 shares of Class A common stock. We have previously entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of our warrants and/or common stock upon achievement of specified milestones. Moreover, we may issue a substantial number of additional shares of Class A common stock (or securities convertible, exercisable or exchangeable for Class A common stock) in the future, including in connection with contractual relationships with customers, acquisitions, pursuant to compensation arrangements or as a result of financing transactions. The issuance of additional shares of Class A common stock as a result of any of the aforementioned transactions may result in dilution to the holders of our Class A common stock and an increase in the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public markets may adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold on to such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case the holder would lose any potential embedded value from a subsequent increase in the value of Class A common stock had the warrants remained outstanding.

There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding warrants is $11.50 per share of Class A common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

The multi-class structure of our common stock, as well as the voting agreements entered into in connection with the Business Combination, have the effect of concentrating voting power with our Chief Executive Officer, which will limit other stockholders’ ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2021, Jonah Peretti and his affiliates, after giving effect to the Holder Voting Agreement, hold over 65% of the voting power of our outstanding common stock. In addition to voting together with our Class A common stock (with one vote per share) on all matters, the holders of our Class B common stock are entitled to fifty (50) votes for each share of Class B common stock held of record by such holder on each matter on which such holders of such shares are entitled to vote, as set out in our second amended and restated certificate of incorporation. Accordingly, Mr. Peretti will be able to exert substantial influence over matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Mr. Peretti may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of shares of our Class A common stock.

The market price of our securities may be volatile, which may increase the risk of securities-related litigation, or cause the loss of part or all of holders’ investments.

The price of our Class A common stock and public warrants may fluctuate or be volatile. In addition, if the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our Class A common stock and public warrants may decline. Some companies that have experienced volatility in the trading price of their securities have been the subject of securities litigation. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our Class A common stock and public warrants could decline for reasons unrelated to our business, financial performance, or growth. Stock prices of many digital native and technology companies have historically been highly volatile.

Fluctuations in the price of our securities could contribute to the loss of all or part of holders’ investments. Prior to the Business Combination, there was no public market for the stock of Legacy BuzzFeed and trading in the shares of 890’s Class A common stock and public warrants was not active. Accordingly, the valuation ascribed to us in the Business Combination may not be indicative of the price that will prevail in the trading market. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on investments in our securities and our securities may trade at prices significantly below the price originally paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	changes in the industries in which we and our customers operate;
●	success of competitors;
●	operating results failing to meet the expectations of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	ability to market new and enhanced products and services on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	additions and departures of key personnel;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of Class A common stock available for public sale;
●	any major change in our board of directors;
●	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, inflationary pressures, fuel prices, international currency fluctuations, acts of war, terrorism and the continuing impact of the COVID-19 pandemic on the markets and the broader global economy.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, securityholders may not be able to sell their securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

An active trading market for our securities may never develop or, if developed, it may not be sustained. Our Class A common stock and warrants are listed on Nasdaq under the symbols “BZFD” and “BZFDW,” respectively. However, we cannot assure you that we will be able to maintain the listing of our securities in the future. If Nasdaq delists our Class A common stock and/or warrants from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A common stock;
●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our Class A common stock was not listed on Nasdaq, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

Anti-takeover provisions contained in our certificate of incorporation, as well as provisions of Delaware law, could impair a takeover attempt.

In addition to the substantial influence that Mr. Peretti will be able to exert over matters submitted to our stockholders for approval, including an approval right over any acquisition or liquidation of our company (see “— The multi-class structure of our common stock, as well as the voting agreements entered into in connection with the Business Combination, have the effect of concentrating voting power with our Chief Executive Officer, which will limit other stockholders’ ability to influence the outcome of important transactions, including a change in control.”), our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include, among other things:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the board of directors;
●	requirement of supermajority voting (or if two-thirds of the board of directors approves, a majority) to amend some provisions in our second amended and restated certificate of incorporation and restated bylaws;
●	authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
●	only a majority of our board of directors will be authorized to call a special meeting of stockholders;
●	the right of the board of directors to make, alter, or repeal our restated bylaws;
●	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
●	the requirement that a meeting of stockholders may not be called by the stockholders, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in the board of directors and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our common stock. Any provision of our second amended and restated certificate of incorporation or restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder, employee or agent of ours to us or our stockholders or any claim for aiding and abetting such alleged breach; (iii) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (iv) action or proceeding to interpret, apply, enforce or determine the validity of our second amended and restated certificate of incorporation or restated bylaws; or (v) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction thereof, and state or federal court located within the State of Delaware. Unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any action or proceeding asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our second amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation invalid or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements.

We are considered a “controlled company” under the rules of Nasdaq. Controlled companies are exempt from certain Nasdaq corporate governance rules including the requirements that (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq, (ii) director nominees be selected or recommended to the board of directors by independent directors and (iii) we have a compensation committee composed entirely of independent directors. Although we are eligible to use some or all these exemptions, we do not expect to initially avail ourselves of any of these exemptions. However, if we are to use some or all of these exemptions in the future, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

From the Closing Date through June 1, 2022 (180 days following the Closing Date), an aggregate of (i) 102,688,447 shares of our Class A common stock (including 2,776,073 shares of our Class A common stock subject to outstanding equity awards), (ii) 12,019,830 shares of our Class B common stock and (iii) 6,478,031 shares of our Class C common stock held by our stockholders are subject to transfer restrictions set forth in the Registration Rights Agreement and the Investors’ Rights Agreement. From the Closing Date through the earlier of (i) December 3, 2022 (the one year anniversary of the Closing Date), (ii) the date that the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, and (iii) the date on which the company completes a liquidation, merger, capital stock exchange or other similar transaction after the Closing Date that results in all of the company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, an aggregate of 7,187,500 shares of our Class A common stock held by 200 Park Avenue Partners, LLC (the “Sponsor”), PA 2 Co-Investment LLC (“PA 2 Co-Investment”), Craig-Hallum Capital Group LLC (“Craig-Hallum”) and certain affiliated individuals, are subject to transfer restrictions set forth in the Registration Rights Agreement. As a result, a significant number of our shares of Class A common stock will be available for sale on June 1, 2022. Following the expiration of each lock-up, the applicable securityholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws.

As restrictions on resale end and registration statements are available for use, the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for our company. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage following consummation of the Business Combination, if no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in New York City, New York, where we occupy facilities totaling approximately 113,000 square feet under a lease that expires in 2026. We use these facilities for administration, finance, legal, human resources, information technology, sales and marketing, engineering, technology, production, and development. In addition to our corporate headquarters, we also lease other facilities in New York, California, Australia, Canada, India, Japan, Mexico and the United Kingdom.

We are evaluating our needs for office space due to our shift to a more flexible work model and our recent acquisition of Complex Networks. In light of these factors, we may determine to sublease certain of our offices. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations if needed in the future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business, including, but not limited to, disputes in the areas of contracts, securities, privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, product liability, accessibility, competition, and taxation. We record a liability when we believe that it is probable that a loss will be incurred by us and the amount of that loss can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final adjudication of pending or threatened legal proceedings to which we are a party, will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows. Although the outcome of litigation and other legal matters is inherently subject to uncertainties, we feel comfortable with the adequacy of our insurance coverage. For information regarding legal proceedings in which we are involved, see “Legal Matters” in Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and public warrants are currently listed on Nasdaq under the symbols “BZFD” and “BZFDW,” respectively. Prior to the closing of the Business Combination, 890’s Class A common stock and public warrants were listed on Nasdaq under the symbols “ENFA” and “ENFAW,” respectively. On March 28, 2022, the closing sale price of our Class A common stock was $5.00 per share and the closing sale price of our public warrants was $0.786 per warrant. Our Class B common stock and Class C common stock is not listed or traded on any exchange. As of March 28, 2022, there were 306 holders of record of our Class A common stock, 25 holders of record of our Class B common stock, 1 holder of record of our Class C common stock and 5 holders of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our proxy statement (the “Proxy Statement”) for the 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities for the year ended December 31, 2021.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On January 14, 2021, simultaneously with the consummation of the initial public offering of 890, or predecessor entity, 890 consummated the private placement of an aggregate of 777,500 units (the “Private Placement Units”) to the Sponsor, PA 2 Co-Investment, Craig-Hallum and John Lipman at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $7,775,000 (the “Private Placement”). No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. In the Private Placement, the Sponsor purchased 657,500 Private Placement Units, PA 2 Co-Investment purchased 84,000 Private Placement Units, Craig-Hallum purchased 18,000 Private Placement Units and John Lipman purchased 18,000 Private Placement Units. The Private Placement Units are identical to the public units sold in 890’s initial public offering, except that the Private Placement Units (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such warrants held by PA 2 Co-Investment, Craig-Hallum and John Lipman, will not be exercisable more than five years from the commencement of sales in 890’s initial public offering. If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the Private Placement Units will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in 890’s initial public offering.

On December 3, 2021, we issued $150,000,000 in aggregate principal amount of unsecured convertible notes due in 2026 to certain investors (collectively, the “Note Investors”) in accordance with the subscription agreements entered into between us and the Note Investors (the “Note Subscription Agreements”). The Notes bear interest at a rate of 8.50% per annum, payable semi-annually, are convertible into approximately 12,000,000 shares of our Class A common stock, at an initial conversion rate of 80 shares of Class A common stock per $1,000 principal amount of Notes or accrued and unpaid interest thereon (subject to customary adjustment provisions), which is equivalent to an initial conversion price of $12.50 per share of Class A common stock, and shall mature on December 3, 2026. The Notes were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption based upon representations made by the Note Investors in the Note Subscription Agreements.

On December 3, 2021, the Sponsor exercised its right to convert the working capital loans made by the Sponsor to 890 into an additional 33,333 private placement warrants and 100,000 shares of Class A common stock in satisfaction of $1.0 million principal amount of the loan. The private placement warrants and shares issued in satisfaction of the working capital loan were issued by us in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On December 3, 2021, we entered into separate Private Placement Share Purchase Agreements with each of Cowen Investments II LLC (“Cowen”) and Craig-Hallum (such agreements, the “Share Purchase Agreements”), each of which became effective on December 4, 2021. Pursuant to the Share Purchase Agreements, we agreed to sell and each of Cowen and Craig-Hallum agreed to subscribe for 150,656 and 58,781 shares of Class A common stock, respectively, in full satisfaction of $1.5 million and $0.6 million, respectively, a portion of cash fees payable to each of an affiliate of Cowen and Craig-Hallum in connection with certain services provided to 890 in connection with the Business Combination. The purchase and sale of the shares of Class A common stock pursuant to the Share Purchase Agreements was consummated on December 4, 2021. The shares of Class A common stock issued pursuant to the Share Purchase Agreements were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption based upon representations made by each of Cowen and Craig-Hallum in the Share Purchase Agreements.

On January 14, 2021, 890 consummated its initial public offering (the “IPO”) of 28,750,000 units (“Units”), which included the full exercise of the underwriters’ over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to 890 of $287,500,000. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251650). The registration statement became effective on January 11, 2021.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Units, total of $287.5 million was deposited into the trust account for the purpose of effecting an initial business combination. After deducting payments to existing 890 shareholders of $271.3 million in connection with their exercise of redemption rights, the remainder of the trust account was used to fund the Business Combination.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements of BuzzFeed and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Company Overview

BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, buy, and obsess over next. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, Tasty, BuzzFeed News, HuffPost, and Complex Networks, the Company reaches more than 100 million viewers monthly. And, across our combined network of brands, we are the number one destination for Gen Z and Millennials amongst our competitive set.

BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel enabled us to create category-leading brands and a deep, two-way connection with our audiences, as well as high-quality content at massive scale and low cost. Working across platforms allows us to adapt content from one platform and innovate around new formats to drive engagement on other platforms. This means we can reach our audiences wherever they are — across our owned and operated properties and the major social platforms, including Facebook, Twitter, Instagram, Snapchat, YouTube and TikTok. In 2021, our audiences consumed nearly 800 million hours of content which drove approximately $600 million in attributable transactions.

As the digital media landscape has evolved, so has our business model. Our strength has always been to adapt as the world changes. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City’s Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have prioritized investments to focus on revenue diversification and profitability. Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a comprehensive suite of digital advertising products and services and introducing new, complementary revenue streams. As a result, we have reached an inflection point, and have achieved profitability.

Above all, BuzzFeed’s mission is to spread truth, joy and creativity. We are committed to making the Internet better: providing trusted, quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.

The HuffPost Acquisition and Verizon Investment

On February 16, 2021, we completed the acquisition of TheHuffingtonPost.com, Inc. (“HuffPost”) (excluding HuffPost’s business in Brazil and India) (the “HuffPost Acquisition”), a publisher of online news and media content, from entities controlled by Verizon Communications Inc. (“Verizon”). We issued 6,478,032 shares of non-voting BuzzFeed Class C common stock to an entity controlled by Verizon, of which 2,639,322 were in exchange for the acquisition of HuffPost and 3,838,710 were in exchange for a concurrent $35.0 million cash investment in BuzzFeed by an affiliate of Verizon, which was accounted for as a separate transaction. The share amounts presented in the preceding sentence give effect to the Reverse Recapitalization.

On March 9, 2021, we announced a restructuring of HuffPost, including employee terminations, in order to efficiently integrate the HuffPost Acquisition and establish an efficient cost structure. We incurred approximately $3.6 million in severance costs related to the restructuring, of which $3.2 million were included in cost of revenue, $0.3 million were included in sales and marketing, and $0.1 million were included in research and development.

The Business Combination

On June 24, 2021, we entered into the Merger Agreement by and among 890, Merger Sub I, Merger Sub II, and Legacy BuzzFeed. 890 was a special purpose acquisition company formed to acquire one or more operating businesses through a business combination. The Merger Agreement provided for, among other things, the following transactions at the closing: Merger Sub I merged with and into Legacy BuzzFeed, with Legacy BuzzFeed as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of 890. Immediately following the Merger, Legacy BuzzFeed merged with and into Merger Sub II with Merger Sub II being the surviving company of the second merger. In connection with the business combination, 890 was renamed “BuzzFeed, Inc.”

Additionally, on March 27, 2021, we entered into the C Acquisition Purchase Agreement to acquire 100% of the outstanding membership interests of CM Partners, in exchange for $200.0 million of cash as adjusted for Closing Specified Liabilities (as defined in the C Acquisition Purchase Agreement) and 10,000,000 shares of BuzzFeed Class A common stock.

The Two-Step Merger, C Acquisition, and other transactions contemplated by the Merger Agreement are referred to as the Business Combination. The Business Combination closed on December 3, 2021. Upon the consummation of the Business Combination, the new combined company was renamed BuzzFeed, Inc.

The Two-Step Merger was accounted for as a reverse capitalization in accordance with GAAP. Under the guidance in ASC 805, 890 was treated as the “acquired” company for financial reporting purposes. We were deemed the accounting predecessor of the combined business and will be the successor SEC registrant, meaning that our consolidated financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.

Additionally, the Two-Step Merger satisfied a liquidity condition for 2.7 million RSUs and the Company recognized approximately $16.0 million of incremental stock-based compensation expense as a cumulative catch-up adjustment based on the number of restricted stock units outstanding and the requisite service completed at December 3, 2021 (“Liquidity 2 RSUs”). There are a further 2.5 million restricted stock units with a liquidity condition that the Two-Step Merger did not satisfy (“Liquidity 1 RSUs”). There is $21.2 million of unrecognized compensation expense associated with the Liquidity 1 RSUs at December 31, 2021. See Note 13 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.

Additionally, pursuant to subscription agreements entered into in connection with the Merger Agreement, the Company issued, and certain investors purchased, $150.0 million aggregate principal of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. Refer to Note 9 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty and significantly impacted our business and results of operations.

We believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue has decelerated during 2021 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

The continued duration and severity of the COVID-19 pandemic is uncertain, rapidly changing, and difficult to predict. The degree to which COVID-19-related disruptions impact the Company’s future results will depend on future developments, which are outside of the Company’s control, including, but not limited to, the duration of the pandemic, its severity, the success of actions taken to contain or prevent the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Our growth rate may continue to be impacted by additional macroeconomic factors beyond our control, such as inflation, retail businesses reopening, increased consumer spending on travel and other discretionary items, and the absence of new U.S. and other government economic stimulus programs, among other things.

2019 Restructuring

In the first half of 2019, in order to streamline operations and better position us to execute on our strategy, we undertook involuntary terminations of more than 200 employees across various roles and levels. We incurred $9.6 million in costs related to this restructuring, of which $4.4 million were included in cost of revenue, $1.6 million were included in sales and marketing, $2.2 million were included in general and administrative, and $1.4 million were included in research and development.

Executive Overview

The following table sets forth our operational highlights for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
GAAP
Total revenue	$397,564	$321,324	$317,923
(Loss) income from operations	$(25,154)	$12,138	$(40,268)
Net income (loss)	$25,876	$11,156	$(36,919)
Non-GAAP
Adjusted EBITDA(1)	$41,516	$30,813	$(8,361)
Non-Financial
Time Spent(2)	788,584	741,387	618,620
—% on owned and operated properties	35%	36%	40%
—% on third-party platforms	65%	64%	60%

(1)	See “Reconciliation from Net income (loss) to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)	We define Time Spent as the estimated total number of hours spent by users on (i) our owned & operated US properties, (ii) our content on Apple News, and (iii) our content on YouTube in the US, as reported by Comscore, and (iv) our content on Facebook, as reported by Facebook. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we do not have advertising capabilities. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore and Facebook to represent industry- standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show, the volume of purchases made through our affiliate links, and the overall value of our offerings to our customers. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner or comparable to similarly titled measures presented by other companies. Time Spent for the year ended December 31, 2021 increased by 6% driven by the HuffPost Acquisition and the C Acquisition. Excluding the impact of the HuffPost Acquisition and the C Acquisition, Time Spent declined by 5% primarily due to the impact of COVID-19 during the comparable periods in 2020.

Components of Results of Operations

Revenue: The majority of our revenue is generated through the following types of arrangements:

●	Advertising: Consists of display, programmatic, and video advertising on our owned & operated sites and applications and social media platforms. Advertising revenue is recognized in the period that the related views, impressions, or actions by users on advertisements are delivered. The substantial majority of our advertising revenue is monetized on a per-impression basis; however, we also generate revenue from advertising products that are not monetized on a per-impression basis (for example, page takeovers that are monetized on a per-day basis). Programmatic impressions on third-party platforms, including Facebook and YouTube, are controlled by the individual platforms, and the respective advertising revenue optimization strategies of these platforms have an impact on the number of programmatic impressions that these platforms serve. These optimization strategies change from time to time and have varying impacts on the numbers of programmatic impressions served. We generate an immaterial portion of our advertising revenue on platforms excluded from our measurement of Time Spent.
●	Content: Includes revenue generated from creating content, including promotional content, customer advertising and feature films. Content revenue is recognized when the content, or the related action (click or view), is delivered.
●	Commerce: Includes affiliate marketplace revenue and licensing of intellectual property. We participate in multiple marketplace arrangements with third parties whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, we receive a commission fee for that sale from the third party. Affiliate marketplace revenue is recognized when a successful sale is made and the commission is earned.

Cost of revenue: Consists primarily of compensation-related expenses and costs incurred for the creation of editorial, promotional, and news content across all platforms, as well as amounts due to third-party websites and platforms to fulfill customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of revenue.

Sales and marketing: Consists primarily of compensation-related expenses for sales employees. In addition, sales and marketing expenses include advertising costs and market research.

General and administrative: Consists of compensation-related expenses for corporate employees. Also, it consists of expenses for facilities, professional services fees, insurance costs, and other general overhead costs. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, director and officer insurance premiums, investor relations and other costs associated with operating as a public company.

Research and development: Consists primarily of compensation-related expenses incurred for the development of, enhancements to, and maintenance of our website, technology platforms, data collection and infrastructure. Research and development expenses that do not meet the criteria for capitalization are expensed as incurred.

Depreciation and amortization: Represents depreciation of property and equipment and amortization of intangible assets and capitalized software costs.

Other (expense) income, net: Consists of foreign exchange gains and losses, gains and losses on investments, and other miscellaneous income and expenses.

Interest expense, net: Consists of interest expense incurred on our borrowings, net of interest income on highly liquid short-term investments.

Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities which is primarily based on the market price of our Public Warrants listed on Nasdaq under the symbol “BZFDW.”

Change in fair value of derivative liability: In December 2021, we issued $150.0 million aggregate principal amount of unsecured convertible notes due 2026 that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a change in the fair value of derivative liability.

Loss on disposition of subsidiaries: Represents the net losses recognized during 2021 on dispositions of certain former HuffPost subsidiaries, and during 2020 on the disposition of our operations in Brazil.

Income tax (benefit) provision: Represents federal, state and local taxes based on income in multiple domestic and international jurisdictions.

Results of Operations:

Comparison of results for the years ended December 31, 2021, 2020 and 2019

The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$397,564	$321,324	$317,923
Costs and expenses
Cost of revenue, excluding depreciation and amortization	207,397	140,290	150,350
Sales and marketing	54,981	50,680	79,845
General and administrative	112,552	83,061	87,417
Research and development	24,928	17,669	21,129
Depreciation and amortization	22,860	17,486	19,450
Total costs and expenses	422,718	309,186	358,191
(Loss) income from operations	(25,154)	12,138	(40,268)
Other (expense) income, net	(2,740)	1,593	1,598
Interest (expense) income, net	(2,885)	(923)	1,393
Change in fair value of warrant liabilities	4,740	—	—
Change in fair value of derivative liability	26,745	—	—
Loss on disposition of subsidiaries	(1,234)	(711)	—
(Loss) income before income taxes	(528)	12,097	(37,277)
Income tax (benefit) provision	(26,404)	941	(358)
Net income (loss)	25,876	11,156	(36,919)
Net income attributable to the redeemable noncontrolling interest	936	820	273
Net income attributable to noncontrolling interests	228	—	—
Net income (loss) attributable to BuzzFeed, Inc.	$24,712	$10,336	$(37,192)

Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue, excluding depreciation and amortization	$2,788	$109	$353
Sales and marketing	4,829	60	658
General and administrative	15,052	977	1,446
Research and development	896	43	356
	$23,565	$1,189	$2,813

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	52%	44%	47%
Sales and marketing	14%	16%	25%
General and administrative	28%	26%	27%
Research and development	6%	5%	7%
Depreciation and amortization	6%	5%	6%
Total costs and expenses	106%	96%	113%
(Loss) income from operations	(6)%	4%	(13)%
Other (expense) income, net	(1)%	—	1%
Interest (expense) income, net	(1)%	—	—
Change in fair value of warrant liabilities	1%	—	—
Change in fair value of derivative liability	7%	—	—
Loss on disposition of subsidiaries	—	—	—
Income (loss) before income taxes	—	4%	(12)%
Income tax provision (benefit)	(7)%	—	—
Net income (loss)	7%	4%	(12)%
Net income attributable to the redeemable noncontrolling interest	—	—	—
Net income attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to BuzzFeed, Inc.	6%	4%	(12)%

(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

Total revenue as follows (in thousands):

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Advertising	$205,794	$149,704	$128,438	37%	17%
Content	130,200	119,846	150,876	9%	(21)%
Commerce and other	61,570	51,774	38,609	19%	34%
Total revenue	$397,564	$321,324	$317,923	24%	1%

2021 Compared to 2020

Advertising revenue increased $56.1 million, or 37%, for the year ended December 31, 2021, driven by a $54.8 million, or 54%, increase in advertising on our owned and operated properties and a $1.3 million, or 3%, increase in advertising on third-party platforms. The increase in advertising revenues on our owned and operated properties reflects an 8% increase in the number of programmatic impressions delivered and a 20% increase in overall pricing. In addition, the acquisitions of HuffPost and Complex Networks contributed $24.7 million and $4.1 million of advertising revenue, respectively. The increase in advertising revenues from third-party platforms reflects a contribution of $2.0 million from the C Acquisition. Excluding the impact of Complex Networks, advertising revenue decreased reflecting a 16% decline in the number of programmatic impressions delivered, which was substantially offset by an 18% increase in overall pricing. In the fourth quarter of 2021, we experienced a decline in impressions delivered on third-party platforms primarily due to a decline in Facebook-related impressions which we expect will continue in 2022.

Content revenue increased $10.4 million, or 9%, for the year ended December 31, 2021, driven by the acquisition of Complex Networks in the fourth quarter of 2021.

Commerce and other revenue increased by $9.8 million, or 19%, for the year ended December 31, 2021, primarily reflecting an increase in the number of purchases generated driven by the growth in online shopping. In the fourth quarter of 2021 we experienced a decrease in the number of purchases primarily due to a decline in Facebook referred traffic. We expect these headwinds to continue in 2022 and for these factors to negatively impact our Commerce revenue next year.

2020 Compared to 2019

Advertising revenue increased by $21.3 million, or 17%, reflecting a 54% increase in the number of direct sold ad impressions and a 39% increase in programmatic impressions across our owned and operated properties, driven by the 7% increase in Time Spent on our owned and operated properties and a shift in customers’ spend from content to advertising and a 15% increase in overall pricing for programmatic advertising on Facebook, partially offset by an overall decrease in pricing for direct sold advertising of 10% and programmatic advertising of 24% across our owned and operated properties and YouTube reflecting downward pressure driven by the impact of the COVID-19 pandemic, and a 12% decrease in programmatic impressions on Facebook and YouTube, reflecting changes in their respective optimization strategies of these platforms.

Content revenue decreased by $31.0 million, or 21%, reflecting our shift in strategy to focus on the production of lower-cost content, as well as a shift in customers’ spend from content to advertising, largely in response to disruption from the COVID-19 pandemic.

Commerce and other revenue increased $13.2 million, or 34%, reflecting an increase in the number of orders generated driven by the growth in online shopping.

Cost of revenue:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Cost of revenue	$207,397	$140,290	$150,350	48%	(7)%
As a percentage of revenue	52%	44%	47%

2021 Compared to 2020

Cost of revenue increased by $67.1 million, or 48%, primarily driven by increases in compensation costs of $30.0 million and increases in other cost of sales reflecting the growth in revenue. The increase in compensation costs was principally driven by $21.2 million related to the additional headcount associated with HuffPost, $3.2 million of severance costs incurred in Q1 2021 related to the restructuring of HuffPost, $2.7 million of stock-based compensation primarily associated with the cumulative catch-up adjustment recorded in Q4 2021 with respect to the Liquidity 2 RSUs, and $2.0 million related to the additional headcount associated with Complex Networks.

2020 Compared to 2019

Cost of revenue decreased by $10.1 million, or 7%, principally reflecting the change in mix of our revenues towards our higher margin Advertising and Commerce products, and a shift to the production of lower-cost content assets, as well as a $0.6 million net decrease in compensation costs related to the full-year impact of our 2019 restructuring and comparison against the $4.4 million restructuring charge in 2019. These decreases were partially offset by $8.7 million of additional costs related to a shift in our international headcount from sales and marketing to content production within cost of revenue as part of a shift in strategy to produce more localized content.

Sales and marketing:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Sales and marketing	$54,981	$50,680	$79,845	8%	(37)%
As a percentage of revenue	14%	16%	25%

2021 Compared to 2020

Sales and marketing expenses increased by $4.3 million, or 8%, principally reflecting a $4.0 million increase in compensation costs. The increase in compensation costs was primarily driven by $4.8 million of stock-based compensation primarily associated with the cumulative catch-up adjustment recorded in Q4 2021 with respect to the Liquidity 2 RSUs and $2.7 million related to the additional headcount associated with Complex Networks, partially offset by $3.5 million decrease in compensation driven by the savings from a workforce reduction during 2020. There was an additional $0.5 million decrease in events, travel and entertainment costs as we continued to operate in a remote working environment in 2021 in response to the COVID-19 pandemic.

2020 Compared to 2019

Sales and marketing expenses decreased by $29.2 million, or 37%, principally reflecting a $9.7 million decrease in compensation costs primarily related to the unification of our sales organization and leadership team in 2020 and the full-year impact of our 2019 restructuring, and an $8.7 million reduction in costs related to a shift in our international headcount from sales and marketing to content production within cost of revenue as part of a shift in strategy to produce more localized content. The decrease also reflects a $4.3 million decrease in costs related to travel and entertainment and events as a result of COVID-19, a $2.5 million reduction in expenditures on consulting, and the comparison against the $1.6 million restructuring charge in 2019.

General and administrative:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
General and administrative	$112,552	$83,061	$87,417	36%	(5)%
As a percentage of revenue	28%	26%	27%

2021 Compared to 2020

General and administrative expenses increased by $29.5 million, or 36%, principally reflecting a $19.8 million increase in compensation costs. The increase in compensation costs was primarily driven by $14.1 million of stock-based compensation primarily associated with the cumulative catch-up adjustment recorded in Q4 2021 with respect to the Liquidity 2 RSUs, $4.0 million attributable to additional headcount reflecting the growth of the business, including the acquisition of Complex Networks, and cross-departmental preparation for becoming a public company, and $1.8 million related to compensation increases for existing headcount. Additionally, there was a $14.3 million increase in expenses principally associated with the Business Combination which are non-recurring in nature, and $1.3 million of incremental fees associated with public company readiness to establish our public company structure and processes. This is partially offset by a $8.0 million decrease in rent expense reflecting the comparison against $3.5 million of costs incurred in Q3 2020 related to the early termination of a portion of our office space in Los Angeles and run-rate savings in rent expense as we reduced our real estate footprint. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, director and officer insurance premiums, investor relations and other costs associated with operating as a public company.

2020 Compared to 2019

General and administrative expenses decreased by $4.4 million, or 5%, principally reflecting a $3.7 million decrease in compensation costs, including $1.5 million related to headcount reduction and the comparison against the $2.2 million restructuring charge in 2019, and a $3.2 million decrease in employee meals, travel and entertainment, largely as a result of COVID-19. These decreases were partially offset by a $2.6 million increase in legal fees, primarily related to the HuffPost Acquisition.

Research and development:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Research and development	$24,928	$17,669	$21,129	41%	(16)%
As a percentage of revenue	6%	5%	7%

2021 Compared to 2020

Research and development expenses increased by $7.3 million, or 41%, principally reflecting a $4.5 million increase in compensation expenses driven by $3.4 million increase in compensation costs due to a lower proportion of compensation related to capitalizable projects and increase in headcount associated with the HuffPost Acquisition, $0.9 million of stock-based compensation primarily associated with the cumulative catch-up adjustment recorded in Q4 2021 with respect to the Liquidity 2 RSUs, as well as increases in consulting costs of $2.2 million related to the integration of HuffPost. We expect research and development expenses to increase in the future as we continue to invest in our technology.

2020 Compared to 2019

Research and development expenses decreased by $3.5 million, or 16%, principally reflecting a $1.5 million decrease in compensation expense driven by a higher proportion of compensation costs related to capitalizable projects in 2020, and the comparison against the $1.4 million restructuring charge in 2019.

Depreciation and amortization:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Depreciation and amortization	$22,860	$17,486	$19,450	31%	(10)%
As a percentage of revenue	6%	5%	6%

2021 Compared to 2020

Depreciation and amortization increased by $5.4 million, or 31%, as a result of $3.4 million of amortization of intangible assets associated with the HuffPost Acquisition and C Acquisition, as well as increased amortization of capitalized software costs.

2020 Compared to 2019

Depreciation and amortization decreased by $2.0 million, or 10%, principally reflecting lower expenditures on software development projects and fixed assets in the prior year.

Other (expense) income, net:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Other (expense) income, net	$(2,740)	$1,593	$1,598	NM	0%

NM — not meaningful

2021 Compared to 2020

The change from other income, net of $1.6 million to other expense, net of $2.7 million principally reflects unrealized foreign exchange losses of $1.8 million in 2021 driven by unfavorable movements in exchange rates as opposed to unrealized foreign exchange gains of $1.2 million in 2020 as well as comparison against a non-recurring $0.5 million unrealized gain on remeasurement of our investment in a private company during 2020.

2020 Compared to 2019

Other income, net decreased by $nil, or 0%, primarily as a result of termination fees related to our secured borrowing facility in 2020, partially offset by an increase in foreign exchange gains.

Interest (expense) income, net:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Interest (expense) income, net	$(2,885)	$(923)	$1,393	NM	NM

NM — not meaningful

2021 Compared to 2020

The change is primarily related to increased interest expense associated with our $150.0 million convertible notes due 2026 as well as other borrowings which were outstanding for all of 2021 as opposed to seven months in 2020.

2020 Compared to 2019

The year ended December 31, 2019 experienced interest income due to the sale of highly liquid short-term investments whereas the year ended December 31, 2020 experienced interest expense associated with our financings.

Change in fair value of warrant liabilities:

For the year ended December 31, 2021, we recorded a $4.7 million gain on the change in fair value of warrant liabilities.

Change in fair value of derivative liability:

For the year ended December 31, 2021, we recorded a gain of $26.7 million due to a change in the estimated fair value of the derivative liability.

Loss on disposition of subsidiaries:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Loss on disposition of subsidiaries	$(1,234)	$(711)	$—	74%	100%

2021 Compared to 2020

The 2021 activity is primarily related to losses related to the dispositions of our former subsidiaries, HuffingtonPost Korea, Ltd. and HuffingtonPost Italia S.R.L., partially offset by a gain on disposition related to our former subsidiary, Le HuffingtonPost SAS.

2020 Compared to 2019

The 2020 activity is related to loss related to the disposition of our operations in Brazil.

Income tax provision (benefit) provision:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(In thousands)	2021	2020	2019	% Change	% Change
Income tax (benefit) provision	$(26,404)	$941	$(358)	NM	NM

Income tax provision (benefit)

NM — not meaningful

2021 Compared to 2020

For the year ended December 31 2021, the Company recorded an income tax benefit of $26.4 million related to federal, state, and foreign taxes. The Company’s effective tax rate of 5,000.8% differs from the statutory rate of 21% primarily related to (i) the partial release of the Company’s U.S. valuation allowance as certain business combinations consummated during 2021 created a source of future taxable income, offset by (ii) an income tax provision for foreign taxes.

For the year ended December 31, 2020, the Company recorded an income tax provision of $0.9 million related to federal, state, and foreign taxes. The Company’s effective tax rate of 7.8% differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.

As of December 31, 2021, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

2020 Compared to 2019

For the year ended December 31, 2020, the Company recorded an income tax provision of $0.9 million related to federal, state, and foreign taxes. The Company’s effective tax rate of 7.8% differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.

For the year ended December 31, 2019, the Company recorded an income tax benefit of $0.4 million related to federal, state, and foreign taxes. The Company’s effective tax rate of 1.0% differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.

The change from an income tax benefit of $0.4 million in 2019 to an income tax provision of $0.9 million in 2020 was primarily driven by the generation of net income in 2020 as compared to net loss incurred in 2019.

Non-GAAP Financial Measures

Consolidated Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net income (loss), excluding the impact of net income (loss) attributable to noncontrolling interests, income tax provision (benefit), interest expense, interest income, other income, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.

We believe Adjusted EBITDA is relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by our management. There are limitations to use of Adjusted EBITDA and our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non- GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA should not be considered a substitute for income (loss) from operations, net income (loss), or net income (loss) attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.

Reconciliation from Net income (loss) to Adjusted EBITDA

The following table reconciles consolidated net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income (loss)	$25,876	$11,156	$(36,919)
Income tax (benefit) provision	(26,404)	941	(358)
Loss on disposition of subsidiaries	1,234	711	—
Interest expense	3,206	1,096	270
Interest income	(321)	(173)	(1,663)
Other expense (income), net	2,740	(1,593)	(1,598)
Depreciation and amortization	22,860	17,486	19,450
Stock-based compensation	23,565	1,189	2,813
Change in fair value of warrant liabilities	(4,740)	—	—
Change in fair value of derivative liability	(26,745)	—	—
Restructuring(1)	3,645	—	9,644
Transaction costs(2)	15,295	—	—
Public company readiness costs(3)	1,305	—	—
Adjusted EBITDA	$41,516	$30,813	$(8,361)

(1)	For the year ended December 31, 2021, reflects costs associated with involuntary terminations of employees across various roles and levels as part of the integration of the HuffPost Acquisition. For 2019, reflects costs associated with involuntary terminations of employees across various roles and levels in an effort to better position us to execute on our strategy.
(2)	Reflects $15.3 million of one-time legal, advisory, consulting and incremental compensation expenses associated with the Business Combination.
(3)	Reflects $1.3 million of public company readiness costs associated with the establishment of our public company structure and processes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and borrowings under our Revolving Credit Facility (as defined below), as well as cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds and totaled $79.7 million at December 31, 2021.

We believe that our operating cash flows, together with cash and cash equivalents on hand and amounts available for borrowing under our revolving credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. To the extent existing cash, operating cash flows, and amounts available for borrowing are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.

Revolving Credit Facility

We have a $50.0 million revolving credit facility (“Revolving Credit Facility”), maturing in December 2023. Borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. Borrowings under the Revolving Credit Facility bear interest at LIBOR, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of our utilization of the Revolving Credit Facility. The Revolving Credit Facility is subject to a monthly minimum utilization of $15.0 million and also includes an unused commitment fee of 0.375%. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination, namely to, among other things, add the Company and certain other entities as guarantors.

During the year ended December 31, 2021, letters of credit totaling $15.5 million were issued under the Revolving Credit Facility which reduced the remaining borrowing capacity by the same amount. These letters of credit were issued in favor of our landlords, relieving us of the requirement to maintain $15.5 million of cash as collateral. As a result, the $15.5 million of restricted cash as of December 31, 2020 is no longer restricted.

The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit our ability to incur additional indebtedness, grant liens, pay dividends, hold unpermitted investments, repurchase or redeem equity interests or make material changes to the business. We were in compliance with the financial covenant as of December 31, 2021.

The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records and related assets.

As of December 31, 2021, we had outstanding borrowings under the Revolving Credit Facility of $28.5 million and remaining borrowing capacity of $5.4 million.

Convertible Notes

In connection with the Business Combination, we completed the issuance of $150.0 million of unsecured convertible notes, due 2026 (the “Notes”). The Notes bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes are convertible into approximately 12,000,000 shares of our Class A common stock at an initial conversion price of $12.50 and mature on December 3, 2026.

We may, at our election, force conversion of the Notes after the third anniversary of the issuance of the Notes, subject to a holder’s prior right to convert and certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes, we will be obligated to pay an amount equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to 12 month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Note so converted (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.

Each holder of a Note will have the right to cause us to repurchase for cash all or a portion of the Notes held by such holder (i) at any time after the third anniversary of the closing date, at a price equal to par plus accrued and unpaid interest; or (ii) at any time upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), at a price equal to 101% of par plus accrued and unpaid interest.

The indenture governing the Notes includes restrictive covenants that, among other things, limit our ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer intellectual property, or enter into transactions with affiliates.

Cash flows provided by (used in) category were as follows for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$797	$27,553	$(20,243)
Net cash (used in) provided by investing activities	(208,028)	(14,803)	16,363
Net cash provided by financing activities	181,823	19,455	195

Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities decreased by $26.8 million compared to the year ended December 31, 2020. The decrease in cash provided by operating activities was primarily driven by the impact of expenditures of $12.4 million on capitalized production costs related to three feature films and $11.2 million of expenditures on costs associated with the C Acquisition and preparation to become a public company.

For the year ended December 31, 2020, net cash provided by operating activities was $27.6 million, an increase of $47.8 million compared to the year ended December 31, 2019, which was principally driven by net income adjusted for non-cash items of $28.7 million for the year ended December 31, 2020, as compared to a net loss adjusted for non-cash items of $15.4 million for the year ended December 31, 2019.

Investing Activities

For the year ended December 31, 2021, cash used in investing activities was $208.0 million, which consists of $189.9 million of cash spent for business acquisitions, net of cash acquired, $11.0 million of expenditures on internal-use software and $5.0 million of capital expenditures.

For the year ended December 31, 2020, cash used in investing activities was $14.8 million, which principally consisted of expenditures on internal-use software of $9.8 million and fixed assets of $4.7 million.

For the year ended December 31, 2019, cash provided by investing activities was $16.4 million which principally consisted of proceeds from sales and maturities of marketable securities of $25.0 million, partially offset by expenditures on internal-use software of $8.2 million. Prior to 2019, we invested excess cash from a prior issuance of preferred stock in U.S. Treasury Bills. However, we curtailed this practice and the last maturities of securities purchased under this program occurred during 2019.

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $181.8 million, principally consisting of $143.8 million of net proceeds from the issuance of the Notes, $35.0 million of proceeds from the issuance of common stock related to the equity investment in us by an affiliate of Verizon, $7.7 million of borrowings in excess of repayments from our Revolving Credit Facility, and $7.0 million of proceeds from exercise of stock options, partially offset by $11.7 million of proceeds from the reverse recapitalization, net of costs.

For the year ended December 31, 2020, cash provided by financing activities was $19.5 million, consisting of $19.9 million of borrowings under our Revolving Credit Facility, which was established during 2020, partially offset by the impact of a $0.6 million early termination fee paid in connection with the extinguishment of our previous secured borrowing facility.

For the year ended December 31, 2019, cash provided by financing activities was limited to proceeds from the exercise of stock options.

Contractual Obligations

Our principal commitments consist of obligations for office space under non-cancelable operating leases with various expiration dates through 2029 as well as repayment of borrowings under our Revolving Credit Facility and Notes. Refer to Note 17 - Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details.

In September 2018, concurrent with an investment in a private company, we agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and our prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of December 31, 2021, the maximum amount under the guarantee was $2.7 million, and no liability was recognized with respect to the guarantee.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements and related notes in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, and related disclosure. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or judgment is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates or assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our critical accounting policies and estimates are discussed below.

Revenue Recognition

We recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We generate advertising revenue from managing a customer’s internet advertising campaigns to target markets both via our proprietary sites as well as premium publishers. Our performance obligations typically consist of a promised number of ads delivered or a promised number of actions related to the ads (such as impressions or views). Advertising revenue is recognized in the period that the related views, impressions, or actions by users on advertisements are delivered. We derive a portion of our revenue from sales of advertising programmatically through third party platforms and intermediaries. Given the involvement of multiple parties in these transactions, significant judgment is required in identifying our customer and determining the transaction price. In some cases, we are unable to determine the transaction price paid by the end customer. In these cases, we recognize as revenue the net amount remitted to us by the intermediary.

We generate revenue from creating content, including promotional content and customer advertising. Our performance obligations consist of BuzzFeed-created content for use by its customers or the delivery of a promised number of actions related to the content (impressions or views). The revenue is recognized when the content, or the related action, is delivered.

We participate in multiple marketplace arrangements with third parties whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, we receive a commission fee for that sale from the third parties. The revenue is recognized when a successful sale is made and the commission is earned.

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management, including estimates of, among other things, future expected cash flows, discount rates, or expected costs to reproduce an asset. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Income Taxes

We are subject to income taxes in the United States and multiple foreign jurisdictions. Significant judgment is required in determining our provision (benefit) and evaluating our income tax positions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The Company made a policy election to treat the income tax due on U.S. inclusion of the global intangible low taxed income (“GILTI”) provisions as a period expense when incurred.

Stock Based Compensation

Stock based awards granted are measured based on the grant-date fair value.

The fair value of stock options granted is estimated using the Black-Scholes option pricing model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Because our common stock was not publicly traded prior to the Business Combination, we have historically estimated the expected volatility of our awards from the historical volatility of selected public companies within similar industries with comparable characteristics to us. We intend to continue to consistently apply this process using the same or similar companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options.

Our restricted stock units granted prior to the Business Combination vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition for 2.5 million restricted stock units is satisfied upon the occurrence of a sale transaction (“Acquisition”) or the completion of an initial public offering. The Two-Step Merger did not result in the satisfaction of this liquidity condition as it did not meet the definition of an Acquisition per the award agreements. As of December 31, 2021, there was approximately $21.2 million of unrecognized compensation costs related to these restricted stock units. The closing of the Two-Step Merger satisfied the liquidity condition in 2.7 million restricted stock units. As a result, $16.0 million of compensation cost associated with service rendered prior to the Two-Step Merger was recognized at upon the closing of the Two-Step Merger and compensation cost will be recognized over the remaining requisite service period.

Common Stock Valuations

Since our common stock was not publicly traded, the fair value of our common stock prior to the Business Combination was determined by our board of directors, with input from management, taking into account the value determined by a third-party valuation firm. Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The assumptions we used in the valuation models were based on future expectations combined with management judgment, and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following:

●	our financial performance, forecasted operating results, capital structure and stage of development;
●	our management team and business strategy;
●	external market factors affecting our industry;
●	the liquidation preferences, rights, preferences, and privileges of our convertible preferred stock relative to our common stock;
●	the lack of an active public or private market for our common stock;
●	the likelihood of achieving a liquidity event, such as a sale transaction or an initial public offering; and
●	market performance analyses of similar publicly-traded companies in our industry.

In valuing our common stock at various dates, our board of directors determined the equity value of our business using various valuation methods including combinations of income and market approaches with input from management.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. After consummation of the Business Combination, the fair value of our common stock is now determined based on its quoted market price.

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. We test goodwill for impairment annually on October 1, or more frequently if an event occurs or if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. We have determined we have one reporting unit for the purposes of allocating and testing goodwill.

For the 2021 annual impairment test, we performed a qualitative assessment. The assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, actual and expected financial performance, and the valuation ascribed to the company in the Business Combination. Based on the qualitative assessment, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount and therefore performing a quantitative impairment test was unnecessary.

A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach based on a discounted cash flow analysis and/or a market-based approach. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates.

Impairment of long-lived assets

We review our property and equipment and capitalized software costs for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If circumstances require a long-lived asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Valuation of derivative liability

We have recognized a derivative liability related to the Notes. To measure the fair value of the derivative liability, we compare the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes results in the value of the derivative liability. The value of the straight-debt host instrument is estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. Significant assumptions are used in the valuation of the derivative liability, including the expected volatility of our stock price, expected term of the debt, and expected risk-free interest rate. The assumptions used in computing the fair value of the derivative liability reflect our best estimates, but involve uncertainty relating to market and other conditions, many of which are outside of our control. Changes in these assumptions, including the price of our Class A common stock, may materially impact the fair value of the derivative liability.

Recently Adopted and Issued Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Accounting Election

Section 102 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are an emerging growth company and have elected to take advantage of the extended transition period. As a result, the consolidated financial statements of BuzzFeed, Inc. may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of  the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements; and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of 890’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily foreign currency exchange, interest rate fluctuation and equity investment risks.

Foreign Currency Exchange Risk

We transact business in various foreign currencies and obtain international revenue, as well as incur costs denominated in foreign currencies, primarily the British Pound, Japanese Yen, and Canadian Dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, would negatively affect our revenue and results of operations as expressed in U.S. dollars. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Interest Rate Fluctuation Risk

Our exposure to interest rates relates primarily to the variable interest component on our Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. These exposures were not material for the years ended December 31, 2021 and 2020, but may become material in the future.

Equity Investment Risk

We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $2.3 million at December 31, 2021 and 2020.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BuzzFeed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BuzzFeed, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2022

We have served as the Company’s auditor since 2019.

BUZZFEED, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$79,733	$90,626
Accounts receivable (net of allowance for doubtful accounts of $1,094, and $1,387 as at December 31, 2021 and 2020)	142,909	106,251
Prepaid and other current assets	29,017	11,644
Total current assets	251,659	208,521
Restricted cash	—	15,500
Property and equipment, net	23,052	25,545
Capitalized software costs, net	16,554	16,560
Intangible assets, net	136,513	1,368
Goodwill	194,881	—
Prepaid and other assets	14,555	11,698
Total assets	$637,214	$279,192

Liabilities and Equity
Current liabilities
Accounts payable	$16,025	$8,413
Accrued expenses	31,386	20,638
Deferred rent	4,894	3,903
Deferred revenue	1,676	2,432
Accrued compensation	37,434	19,724
Other current liabilities	2,731	2,118
Total current liabilities	94,146	57,228
Deferred rent	12,504	18,053
Debt	141,878	20,396
Derivative liability	4,875	—
Warrant liabilities	4,938	—
Other liabilities	3,992	1,633
Total liabilities	262,333	97,310

Commitments and contingencies

Series A, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 10,710 shares authorized, issued and outstanding at December 31, 2020(1)	—	3,001
Series A-1, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 11,630 shares authorized, issued and outstanding at December 31, 2020(1)	—	4
Series B, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 13,468 shares authorized, issued and outstanding at December 31, 2020(1)	—	7,904
Series C, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 15,375 shares authorized, issued and outstanding at December 31, 2020(1)	—	15,434
Series D, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 7,383 shares authorized, issued and outstanding at December 31, 2020(1)	—	19,311
Series E, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 4,914 shares authorized, issued and outstanding at December 31, 2020(1)	—	49,646
Series F, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 15,440 shares authorized, issued and outstanding at December 31, 2020(1)	—	199,856
Series G, convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2021; 15,440 shares authorized, issued and outstanding at December 31, 2020(1)	—	199,681
Redeemable noncontrolling interest	2,294	848

Stockholders’ equity (deficit)
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 116,175 and 1,540 shares issued and outstanding at December 31, 2021 and 2020, respectively(1)	11	—
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 12,397 and 10,439 shares issued and outstanding at December 31, 2021 and 2020, respectively(1)	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 6,478 and no shares issued and outstanding at December 31, 2021 and 2020, respectively(1)	1	—
Additional paid-in capital	695,869	36,373
Accumulated other comprehensive loss	(3,233)	(3,359)
Accumulated deficit	(322,106)	(346,818)
Treasury stock, no shares at December 31, 2021 and 2020, respectively(1)	—	—
Total BuzzFeed, Inc. stockholders’ equity (deficit)	370,543	(313,803)
Noncontrolling interests	2,044	—
Total stockholders’ equity (deficit)	372,587	(313,803)
Total liabilities and equity	$637,214	$279,192
(1)	Shares outstanding for all periods reflect the adjustment for the Reverse Recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenue	$397,564	$321,324	$317,923
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	207,397	140,290	150,350
Sales and marketing	54,981	50,680	79,845
General and administrative	112,552	83,061	87,417
Research and development	24,928	17,669	21,129
Depreciation and amortization	22,860	17,486	19,450
Total costs and expenses	422,718	309,186	358,191
(Loss) income from operations	(25,154)	12,138	(40,268)
Other (expense) income, net	(2,740)	1,593	1,598
Interest (expense) income, net	(2,885)	(923)	1,393
Change in fair value of warrant liabilities	4,740	—	—
Change in fair value of derivative liability	26,745	—	—
Loss on disposition of subsidiaries	(1,234)	(711)	—
(Loss) income before income taxes	(528)	12,097	(37,277)
Income tax (benefit) provision	(26,404)	941	(358)
Net income (loss)	25,876	11,156	(36,919)
Net income attributable to the redeemable noncontrolling interest	936	820	273
Net income attributable to noncontrolling interests	228	—	—
Net income (loss) attributable to BuzzFeed, Inc.	$24,712	$10,336	$(37,192)
Net income (loss) attributable to holders of Class A, Class B and Class C common stock:
Basic	$—	$—	$(37,192)
Diluted	$(716)	$—	$(37,192)
Net income (loss) per Class A, Class B and Class C common share:
Basic	$—	$—	$(3.15)
Diluted	$(0.03)	$—	$(3.15)
Weighted average common shares outstanding:
Basic	27,048	11,942	11,804
Diluted	28,001	11,942	11,804

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$25,876	$11,156	$(36,919)
Other comprehensive income (loss)
Unrealized loss on marketable securities	—	—	(1)
Foreign currency translation adjustment	126	(2,116)	864
Other comprehensive income (loss)	126	(2,116)	863
Comprehensive income (loss)	26,002	9,040	(36,056)
Comprehensive income attributable to the redeemable noncontrolling interest	936	820	273
Comprehensive income attributable to noncontrolling interests	228	—	—
Comprehensive income (loss) attributable to BuzzFeed, Inc.	$24,838	$8,220	$(36,329)

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Stockholders’ of BuzzFeed, Inc.
											Total
										Accumulated	BuzzFeed, Inc.		Total
			Class B Common				Additional			Other	Stockholders'	Noncontrol	Stockholders’
	Class A Common Stock		Stock		Class C Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity	ling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Loss	(Deficit)	Interests	(Deficit)
Balance at January 1, 2019	4,994	$1	33,212	$3	—	$—	$32,834	$(319,962)	$(820)	$(2,106)	$(290,050)	$—	$(290,050)
Retroactive application of the exchange ratio	(3,466)	(1)	(23,049)	(2)	—	—	(817)	—	820	—	—	—	—
Adjusted balance at January 1, 2019	1,528	—	10,163	1	—	—	32,017	$(319,962)	—	$(2,106)	$(290,050)	—	$(290,050)
Net loss	—	—	—	—	—	—	—	(37,192)	—	—	(37,192)	—	(37,192)
Stock-based compensation	—	—	—	—	—	—	2,813	—	—	—	2,813	—	2,813
Issuance of common stock upon exercise of stock options	6	—	212	—	—	—	195	—	—	—	195	—	195
Other comprehensive income	—	—	—	—	—	—	—	—	—	863	863	—	863
Balance at December 31, 2019	1,534	—	10,375	1	—	—	35,025	(357,154)	—	(1,243)	(323,371)	—	(323,371)
Net income	—	—	—	—	—	—	—	10,336	—	—	10,336	—	10,336
Stock-based compensation	—	—	—	—	—	—	1,189	—	—	—	1,189	—	1,189
Issuance of common stock upon exercise of stock options	6	—	64	—	—	—	159	—	—	—	159	—	159
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,116)	(2,116)	—	(2,116)
Balance at December 31, 2020	1,540	—	10,439	1	—	—	36,373	(346,818)	—	(3,359)	(313,803)	—	(313,803)
Net income	—	—	—	—	—	—	—	24,712	—	—	24,712	228	24,940
Issuance of common stock	—	—	—	—	3,839	1	34,999	—	—	—	35,000	—	35,000
HuffPost Acquisition	—	—	—	—	2,639	—	24,064	—	—	—	24,064	2,122	26,186
Stock-based compensation	—	—	—	—	—	—	23,565	—	—	—	23,565	—	23,565
Issuance of common stock in connection with share-based plans	1,921	—	476	—	—	—	6,975	—	—	—	6,975	—	6,975
Merger of BuzzFeed Japan and HuffPost Japan	—	—	—	—	—	—	—	—	—	—	—	(510)	(510)
Disposition of subsidiaries	—	—	—	—	—	—	—	—	—	—	—	204	204
Conversion of shares	9,693	1	(9,693)	(1)	—	—	—	—	—	—	—	—	—
Reverse recapitalization, net of transaction costs	93,021	9	11,175	1	—	—	473,694	—	—	—	473,704	—	473,704
Shares issued for C Acquisition	10,000	1	—	—	—	—	96,199	—	—	—	96,200	—	96,200
Other comprehensive loss	—	—	—	—	—	—		—	—	126	126	—	126
Balance at December 31, 2021	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$—	$(3,233)	$370,543	$2,044	$372,587

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$25,876	$11,156	$(36,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,860	17,486	19,450
Unrealized loss (gain) on foreign currency	1,824	(2,623)	209
Stock based compensation	23,565	1,189	2,813
Change in fair value of warrants	(4,740)	—	—
Change in fair value of derivative liability	(26,745)	—	—
Issuance costs allocated to derivative liability	1,424	—	—
Amortization of debt discount and deferred issuance costs	326	—	—
Deferred income tax	(28,087)	112	(1)
Loss on disposition of subsidiaries	1,234	711	—
Loss (gain) on disposition of assets	220	254	(1,007)
Loss on extinguishment of debt	—	600	—
Unrealized gain on investment	—	(500)	—
Provision for doubtful accounts	(161)	322	67
Changes in operating assets and liabilities:
Accounts receivable	(12,951)	(7,086)	4,397
Prepaid expenses and other current assets and prepaid expenses and other assets	2,361	2,537	(6,395)
Accounts payable	3,546	(1,521)	(4,603)
Deferred rent	(4,456)	397	(2,507)
Accrued compensation	2,307	1,429	488
Accrued expenses, other current liabilities and other liabilities	(1,847)	2,086	6,309
Deferred revenue	(5,759)	1,004	(2,544)
Cash provided by (used in) operating activities	797	27,553	(20,243)

Investing activities:
Business acquisitions, net of cash acquired	(189,885)	—	—
Capital expenditures	(4,983)	(4,708)	(423)
Capitalization of internal-use software	(11,039)	(9,830)	(8,166)
Purchases of marketable securities	—	—	(48)
Proceeds from sales and maturities of marketable securities	—	—	25,000
Cash of disposed subsidiaries, less proceeds on disposition	(2,121)	(265)	—
Cash (used in) provided by investing activities	(208,028)	(14,803)	16,363

Financing activities:
Proceeds from reverse recapitalization, net of costs	(11,652)	—	—
Proceeds from issuance of common stock	35,000	—	—
Proceeds from issuance of convertible notes, net of issuance costs	143,806	—	—
Proceeds from exercise of stock options	6,975	159	195
Borrowings from revolving credit facility	9,000	19,896	—
Payments on revolving credit facility	(1,306)	—	—
Borrowings from secured borrowing facility	—	217,382	—
Repayments on secured borrowing facility	—	(217,982)	—
Cash provided by financing activities	181,823	19,455	195
Effect of currency translation on cash and cash equivalents	(985)	(103)	264
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,393)	32,102	(3,421)
Cash and cash equivalents and restricted cash at beginning of year	106,126	74,024	77,445
Cash and cash equivalents and restricted cash at end of year	$79,733	$106,126	$74,024

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of the Business

BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed or the “Company”) is a global media company with social, content-driven publishing technology. BuzzFeed provides breaking news, original reporting, entertainment, and video across its owned and operated and the social web to its global audience. BuzzFeed derives its revenue primarily from content, advertising and commerce sold to leading brands. The Company has one reportable segment.

On December 3, 2021 (the “Closing Date”), the Company consummated the previously announced business combinations in connection with (i) that certain Agreement and Plan of Merger, dated June 24, 2021 (as amended, the “Merger Agreement”), by and among 890 5th Avenue Partners, Inc., a Delaware corporation (“890”), Bolt Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of 890 (“Merger Sub I”), Bolt Merger Sub II, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of 890 (“Merger Sub II”), and BuzzFeed, Inc., a Delaware corporation (“ Legacy BuzzFeed”), pursuant to which (a) Merger Sub I merged with and into Legacy BuzzFeed (the “First Merger”), with Legacy BuzzFeed surviving the First Merger as a wholly-owned subsidiary of 890 and (b) immediately following the First Merger, Legacy BuzzFeed merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Two-Step Merger”), with Merger Sub II surviving the Second Merger as a wholly-owned subsidiary of 890; and (ii) the Membership Interest Purchase Agreement, dated as of March 27, 2021 (as amended, the “C Acquisition Purchase Agreement”), by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc., pursuant to which the surviving entity acquired 100% of the membership interests of CM Partners, LLC. CM Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” The Two-Step Merger and the other transactions contemplated by the Merger Agreement, including the acquisition by the surviving entity of Complex Networks, are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination, 890 was renamed “BuzzFeed, Inc.”

Liquidity

As of and for the year ended December 31, 2021, the Company has cash and cash equivalents of $79.7 million, generated positive income of $25.9 million, and positive operating cash inflows. However, the Company has a history of losses, and has an accumulated deficit of $322.1 million as of December 31, 2021. The Company has cash available on hand and management believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they come due within one year from the date these consolidated financial statements are issued.

The Business Combination

On the Closing Date: (i) each issued and outstanding share of Class A common stock, par value $0.0001 per share (the “890 Class A common stock”), and Class F common stock, par value $0.0001 per share (the “890 Class F common stock”), of 890 became one share of BuzzFeed Class A common stock, par value $0.0001 per share (the “BuzzFeed Class A common stock”); (ii) each issued and outstanding whole warrant to purchase shares of 890 Class A common stock became a warrant to acquire one share of BuzzFeed Class A common stock at an exercise price of $11.50 per share (each a “BuzzFeed warrant”); and (iii) each issued and outstanding unit of 890 that had not been previously separated into the underlying share of 890 Class A common stock and the underlying warrants of 890 upon the request of the holder thereof was cancelled and entitled the holder thereof to one share of BuzzFeed Class A common stock and one-third of one BuzzFeed warrant.

In addition, on the Closing Date (i) each share of Legacy BuzzFeed Class A common stock and Legacy BuzzFeed preferred stock (other than Series F Preferred Stock and Series G Preferred Stock, any cancelled shares or dissenting shares) issued and outstanding were cancelled and automatically converted into the right to receive 0.306 shares of BuzzFeed Class A Common Stock; (ii) all of the shares of Series F Preferred Stock and Series G Preferred Stock issued and outstanding were cancelled and automatically converted into the right to receive 30,880,000 shares of BuzzFeed Class A Common Stock; (iii) each share of Class B Common Stock of Legacy BuzzFeed issued and outstanding (other than any cancelled shares or dissenting shares) were cancelled and automatically converted into the right to receive 0.306 shares of BuzzFeed Class B Common Stock; and (iv) each share of Class C Common Stock of Legacy BuzzFeed issued and outstanding were cancelled and automatically converted into the right to receive 0.306 shares of BuzzFeed Class C Common Stock, in each case in accordance with the applicable provisions of the Merger Agreement. As a result, shares of BuzzFeed capital stock no longer represent an ownership interest in Legacy BuzzFeed, but instead represent an ownership interest in BuzzFeed.

In addition, pursuant to subscription agreements entered into in connection with the Merger Agreement, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 concurrently with the closing of the Business Combination (the “Notes”).

Holders of 27,133,519 shares of 890 Class A common stock sold in 890’s initial public offering (the “Public Shares”) properly exercised their right to have their public shares redeemed for a full pro rata portion of the trust account holding the proceeds from 890’s initial public offering, calculated as of two business days prior to the Closing, which was approximately $10.00 per share, or $271.3 million in the aggregate. Approximately $16.2 million remained in 890’s trust account and was used to partially fund the Business Combination.

The following table summarizes the proceeds raise and issuance costs incurred related to the Business Combination:

Cash from reverse recapitalization	$16,167
890 reverse recapitalization costs	(13,795)
BuzzFeed reverse recapitalization costs	(14,609)
Accrued reverse recapitalization costs	585
Net proceeds from reverse recapitalization	$(11,652)

Proceeds from Notes	$150,000
Issuance costs	(6,757)
Issuance costs settled in stock	563
Proceeds from issuance of Notes, net of issuance costs	$143,806

After giving effect to the Business Combination (including the issuance of 10,000,000 shares of BuzzFeed Class A common stock pursuant to the C Acquisition Purchase Agreement), the redemption of Public Shares as described above and the separation of the former 890 units, as of the Closing Date, there were 110,789,875 shares of BuzzFeed Class A common stock issued and outstanding, 15,872,459 shares of BuzzFeed Class B common stock issued and outstanding and 6,478,031 shares of BuzzFeed Class C common stock issued and outstanding.

The Two-Step Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, 890 was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the reverse recapitalization was treated as the equivalent of Legacy BuzzFeed issuing stock for the net assets of 890, accompanied by a recapitalization. The net assets of 890 were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the reverse recapitalization are those of Legacy BuzzFeed.

The determination of Legacy BuzzFeed being the accounting acquirer for the Two-Step Merger was primarily based on evaluation of the following facts and circumstances: (i) Legacy BuzzFeed’s existing stockholders own the majority of the shares and have the majority of the voting interests in BuzzFeed with more than 97% of the voting interests; (ii) Legacy BuzzFeed appointed the majority of the directors on BuzzFeed’s Board; (iii) Legacy BuzzFeed’s existing management comprises the majority of the management of BuzzFeed; (iv) Legacy BuzzFeed is the larger entity based on historical revenues and business operations and comprises the majority of the ongoing operations of BuzzFeed; and (v) Legacy BuzzFeed assumed BuzzFeed’s name.

In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy BuzzFeed’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy BuzzFeed redeemable convertible preferred stock (other than Series F Preferred Stock and Series G Preferred Stock ) and Legacy BuzzFeed common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 0.306 established in the Business Combination. Legacy BuzzFeed Series F Preferred Stock and Series G Preferred stock have been retroactively restated based on the exchange into 30,880,000 shares of BuzzFeed Class A common stock established in the Business Combination.

BuzzFeed common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “BZFD” and “BZFDW,” respectively, on December 6, 2021.

COVID-19

In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty and significantly impacted our business and results of operations.

We believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue has decelerated during 2021 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

The continued duration and severity of the COVID-19 pandemic is uncertain, rapidly changing, and difficult to predict. The degree to which COVID-19-related disruptions impact the Company’s future results will depend on future developments, which are outside of the Company’s control, including, but not limited to, the duration of the pandemic, its severity, the success of actions taken to contain or prevent the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Our growth rate may continue to be impacted by additional macroeconomic factors beyond our control, such as inflation, retail businesses reopening, increased consumer spending on travel and other discretionary items, and the absence of new U.S. and other government economic stimulus programs, among other things.

2. Summary of Significant Accounting Policies

Basis of Financial Statements and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BuzzFeed, Inc., and its wholly-owned and majority-owned subsidiaries. The Company’s consolidated financial statements are prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year figures have been reclassified to conform to current period presentation.

The Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIE”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.

In August 2015, the Company signed a Joint Venture Agreement (“JVA”) with Yahoo Japan to establish and develop operations in Japan. BuzzFeed Japan will carry out the core BuzzFeed business in the Japanese language for the Japanese market. BuzzFeed Japan is a joint venture owned 51% by the Company, through its wholly-owned subsidiaries, BuzzFeed UK Limited, and The Huffington Post Holdings LLC and 24.5% by Z Holdings Corporation and 24.5% by Asahi Shimbun Company. BuzzFeed Japan is included as a consolidated subsidiary in the consolidated financial statements.

During 2021 and 2020 the Company established several production companies created solely for the purpose of producing a single film each, which are considered VIEs. The Company is the primary beneficiary of each production company as it has the ability to direct the activities that most significantly impact the economic performance of the entities, the obligation to absorb losses, and the right to receive benefits from the entities. As a result, the production companies are included as consolidated subsidiaries in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported results of operations during the reporting period. Due to the use of estimates inherent in the financial reporting process actual results could differ from those estimates.

Key estimates and assumptions relate primarily to revenue recognition, fair values of intangible assets acquired in business combinations, valuation allowances for deferred income tax assets, allowance for doubtful accounts, fair value of the derivative liability, fair values used for stock-based compensation in periods prior to the Business Combination, useful lives of fixed assets, and capitalized software costs.

Fair Value Measurements

The fair value framework under the applicable authoritative guidance requires the categorization of assets and liabilities into three levels:

●	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities

●	Level 2 — inputs are observable, either directly or indirectly, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
●	Level 3 — inputs are generally unobservable inputs and typically reflect management’s best estimate of assumptions that market participants would use in pricing the asset or liability.

The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, deferred rent, deferred revenue, other current liabilities, and borrowings on our Revolving Credit Facility (as defined below) approximate fair value. Money market funds are categorized as Level 1.

The Company’s non-financial assets, which include property and equipment, capitalized software costs, prepaid and other assets, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at its fair value.

Cash and Cash Equivalents and Restricted Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company considers instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The associated risk of concentration is mitigated by banking with creditworthy institutions.

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. In the first quarter of 2021, letters of credit totaling $15.5 million were issued under the $50.0 million revolving credit facility (the “Revolving Credit Facility”) which reduced the remaining borrowing capacity by the same amount. These letters of credit were used in favor of our landlords, relieving us of the requirement to maintain $15.5 million of cash as collateral. As a result, the $15.5 million of restricted cash as of December 31, 2020 is no longer restricted.

The following table summarizes cash and cash equivalent and restricted cash in the consolidated balance sheets (in thousands):

	2021	2020
Cash and cash equivalents	$79,733	$90,626
Restricted cash	—	15,500
Total	$79,733	$106,126

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts if required. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. The Company’s reserve contemplates its historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates.

The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2021	2020	2019
Balance as of January 1,	$1,387	$1,122	$1,055
Additions	703	1,208	449
Write-offs, net of recoveries	(996)	(943)	(382)
Balance as of December 31,	$1,094	$1,387	$1,122

As of December 31, 2021, the Company had one customer that represents 11% of net accounts receivable. As of December 31, 2020, the Company had four customers that represent 13%, 13%, 12% and 10% of net accounts receivable. The Company had two customers representing 13% and 12% of total revenue for the year ended December 31, 2021, two customers representing 13% and 10% of total revenue for the year ended December 31, 2020, and two customers representing 12% and 10% of total revenue for the year ended December 31, 2019.

Film Costs

Costs incurred to produce films (which include direct production costs, production overhead, acquisition costs and development costs) are capitalized when incurred. Capitalized film costs are amortized based upon the ratio of current period revenues to estimated total gross revenues to be earned from the film. Film costs, which were included in prepaid and other assets on the consolidated balance sheets, were as follows:

	2021	2020
Individual Monetization:
Feature films in production	$3,690	$2,086
Total	$3,690	$2,086

During the year ended December 31, 2021, the Company amortized film costs of $7.1 million associated with individually monetized feature films. No amortization of film costs was recorded during the years ended December 31, 2020 or 2019. Film cost amortization is included in cost of revenue in the consolidated statements of operations.

Film costs are stated at the lower of amortized cost or estimated fair value and are reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the years ended December 31, 2021, 2020 or 2019, the Company recorded no impairment charges related to film costs.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The estimated useful lives of property and equipment of each asset category are as follows:

Useful Life (Years)
Furniture and fixtures	5
Leasehold improvements	7 – 11
Computer equipment	3
Video equipment	3

Capitalized Software Costs

The Company capitalizes certain costs incurred for development of websites or software for internal use. The Company capitalizes development costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs include payroll and payroll-related costs of employees directly associated with the development activities. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements, generally 1 to 3 years. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred.

Investments

For equity investments in entities that the Company does not exercise significant influence over, if the fair value of the investment is not readily determinable, the investment is accounted for at cost, and adjusted for subsequent observable price changes. If the fair value of the investment is readily determinable, the investment is accounted for at fair value. The Company reviews equity investments without readily determinable fair values at each period end to determine whether they have been impaired.

As of December 31, 2021 and 2020, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the consolidated balance sheets, was $2.3 million as of December 31, 2021 and 2020. The Company concluded that the fair value of the investment increased $0.5 million during the year ended December 31, 2020 as the result of observable price changes in orderly transactions for a similar investment in the same issuer.

Evaluation of Long-Lived Assets and Impairment

The Company reviews its property and equipment and capitalized software costs for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2021, 2020, or 2019.

Revenue Recognition

The Company recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company primarily generates its revenue from advertising services and content, which includes strategic partnerships and promotional content, with the remaining balance from other arrangements, including commerce.

Advertising

The Company generates its advertising revenue from managing a customer’s internet advertising campaigns to target markets both via BuzzFeed’s proprietary sites as well as premium publishers (e.g., Facebook and Google). Our performance obligations typically consist of a promised number of ads delivered or a promised number of actions related to the ads (such as impressions or views). Advertising revenue is recognized in the period that the related views, impressions, or actions by users on advertisements are delivered. When ads are placed on the Company’s owned and operated or third parties’ properties, the Company generally recognizes revenue on a gross basis because the Company is primarily responsible for the delivery of the promised services, has pricing discretion, and controls the advertising inventory prior to transfer to the customer. In some cases, the Company utilizes third party intermediaries to facilitate the sale of advertising to the end customer. In these situations, while the Company is primarily responsible for the delivery of the promised services and controls the advertising inventory prior to transfer to the end customer, the Company typically does not have insight, and does not expect to have insight, into the gross amount paid by the end customer and therefore records as revenue the net amount received from the intermediary.

Content

The Company generates revenue from creating content, including promotional content, customer advertising, and feature films. The Company’s performance obligations consist of Company-created content for use by its customers or the delivery of a promised number of actions related to the content (impressions or views). The revenue is recognized when the content, or the related action, is delivered.

Commerce

The Company participates in multiple marketplace arrangements with third parties such as Amazon whereby the Company provides affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, the Company receives a commission fee for that sale from the third parties. The revenue is recognized when a successful sale is made and the commission is earned.

Cost of Revenue

Cost of revenue consists primarily of compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms, as well as amounts due to third party websites and platforms to fulfil customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation-related expenses for sales employees. In addition, marketing and sales-related expenses include advertising costs, market research, and branding.

General and Administrative

General and administrative expense consists primarily of compensation-related expenses for corporate employees. Also, it consists of expense for facilities, professional services fees, insurance costs, and other general overhead costs.

Research and Development

Research and development (“R&D”) expenses consist primarily of compensation-related expenses incurred for the development of, enhancements to, and maintenance of the Company’s website, technology platforms and infrastructure. R&D expenses that do not meet the criteria for capitalization are expensed as incurred. Certain development expenses are capitalized under the provisions of the applicable authoritative guidance, whereby the Company capitalizes costs associated with website and internal-use software systems that have reached the application development stage.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

The Company made a policy election to treat the income tax with respect to GILTI as a period expense when incurred.

Stock-Based Compensation

Stock-based compensation is recognized as an expense in the consolidated financial statements and is measured at the fair value of the award. The Company recognizes compensation expense for stock awards based on grant date fair value using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur.

The Company adopted Accounting Standards Update (“ASU”) 2018-07, Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2020. Prior to January 1, 2020, the Company calculated the fair value of awards to non-employees on the date of grant in the same manner as employee stock-based awards, however, the unvested portion of the awards were revalued at the end of each reporting period and the pro-rata compensation expense was adjusted accordingly until such time the non-

employee award was fully vested. The adoption of this ASU did not have material impact on the consolidated financial statements and there was no adjustment to beginning accumulated deficit on January 1, 2020.

The following table summarizes stock-based compensation cost included in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue, excluding depreciation and amortization	$2,788	$109	$353
Sales and marketing	4,829	60	658
General and administrative	15,052	977	1,446
Research and development	896	43	356
	$23,565	$1,189	$2,813

The Company recognized no income tax benefit in the consolidated statements of operations for stock-based compensation arrangements in 2021, 2020 or 2019.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss) such as cumulative foreign currency translation adjustments, unrealized gains or losses on marketable securities, and comprehensive income (loss) attributed to the redeemable noncontrolling interest.

Foreign Currency

The functional currency of our foreign subsidiaries are generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) within other income, net in the consolidated statements of operations. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Recently Adopted Accounting Pronouncements

The Company, an emerging growth company, or EGC, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts, at fair value on the acquisition date. As permitted by the ASU, the Company elected to early adopt the amendments in the fourth quarter of 2021 and retrospectively applied ASU 2021-08 to its acquisitions that occurred in 2021. The adoption of ASU 2021-08 did not have a significant impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU eliminates two of the three models in Accounting Standards Codification (ASC) 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-40 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share (EPS) calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Early adoption is permitted for all entities for fiscal periods beginning after December 15, 2020, including interim periods within the same fiscal year. The ASU allows entities to use a modified or full retrospective transition method. The Company elected to early adopt ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other (Topic 350): Internal-Use Software (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim reporting periods beginning after December 15, 2021. The Company adopted ASU 2018-15 prospectively for the Company’s annual reporting period effective January 1, 2021 and will adopt it for interim reporting periods beginning on January 1, 2022. The adoption did not have a significant impact on the Company’s consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820) — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, an accounting standard that improved the effectiveness of fair value measurement disclosures and modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in Financial Accounting Standards Board (“FASB”) Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The adoption of this ASU did not have material impact on the consolidated financial statements.

On January 1, 2021, the Company adopted the amended guidance in ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result, the capitalization of costs incurred to produce episodic television series is no longer limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, under this guidance we test our film costs for impairment on a title-by-title basis or together with other films and series as part of a group, based on the predominant monetization strategy of the film or series. Further, for film costs monetized in a film group, the guidance requires any change to the estimated life of the film or television series to be accounted for prospectively. The guidance eliminates existing balance sheet classification guidance and adds new disclosure requirements relating to costs for acquired and produced films and television series. The adoption of this guidance did not have a material impact on the consolidated financial statements.

On January 1, 2019, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2019. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning accumulated deficit on January 1, 2019.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires leased assets and lease liabilities to be recognized on the balance sheet. The ASU is effective for the Company for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is still assessing the potential impact that ASU 2016-02 will have on our consolidated financial statements and disclosures, but we expect that we will recognize material right-of-use lease assets and related lease liabilities for operating leases, with no impact to our Income Statements or Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the timing and impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for the Company for annual periods beginning after December 15,

2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting the new guidance on the Company’s consolidated financial statements.

3. Acquisitions and Dispositions

C Acquisition

On December 3, 2021, the Company completed the acquisition of 100% of the members’ interests of Complex Networks, a publisher of online media content targeting Millennial and Gen Z consumers (the “C Acquisition”).

The following table summarizes the fair value of consideration exchanged as a result of the C Acquisition:

Cash consideration(1)	$197,966
Share consideration(2)	96,200
Total consideration	$294,166

(1) — Includes the cash purchase price of $200.0 million adjusted for certain closing specified liabilities as specified in the C Acquisition Purchase Agreement.

(2) — Represents 10,000,000 shares of BuzzFeed Class A common stock at a price of $9.62 per share, which is based on the Company’s closing stock price for Class A common stock on the Closing Date.

The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the C Acquisition. The purchase price allocation for the assets acquired and liabilities assumed may be subject to change as additional information is obtained during the acquisition measurement period.

Cash	2,881
Accounts receivable	22,581
Prepaid and other current assets	17,827
Property and equipment	332
Intangible assets	119,100
Goodwill	189,391
Accounts payable	(2,661)
Accrued expenses	(12,319)
Accrued compensation	(12,867)
Deferred revenue	(5,855)
Deferred tax liabilities	(22,776)
Other liabilities	(1,468)
Total consideration for Complex Networks	294,166

The table below indicates the estimated fair value of each of the identifiable intangible assets:

		Weighted Average
	Asset Fair Value	Useful Life (Years)
Trademarks & tradenames	97,000	15
Customer relationships	17,000	4
Developed technology	5,100	3

The fair values of the intangible assets were estimated using Level 3 inputs. The fair value of trademarks and trade names was determined using the relief from royalty method, the fair value of customer relationships was determined using the multi-period excess earnings approach, and the fair value of acquired technology was determined using the replacement cost approach. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired resulted in $189.4 million of goodwill, which is primarily attributed to workforce and synergies, and is not deductible for tax purposes.

The C Acquisition contributed $18.5 million of revenue and $1.2 million of net income for the year ended December 31, 2021.

Pro Forma Financial Information

The following unaudited pro forma information has been presented as if the C Acquisition occurred on January 1, 2020. The information is based on the historical results of operations of Complex Networks, adjusted for:

1.	The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired;
2.	Impacts of issuance of the Notes to partially fund the acquisition, including interest;
3.	The movement and allocation of all acquisition-related costs incurred during the twelve months ended December 31, 2021 to the twelve months ended December 31, 2020;
4.	Associated tax-related impacts of adjustments; and
5.	Changes to align accounting policies.

The pro forma results do not necessarily represent what would have occurred if the C Acquisition had taken place on January 1, 2020, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis. The following table presents the Company's pro forma combined revenues and net income.

	Year Ended December 31,
	2021	2020
Revenue	$521,224	$446,368
Net loss	(19,747)	(12,972)

Acquisition of HuffPost and Verizon Investment

On February 16, 2021, the Company completed the acquisition of 100% of TheHuffingtonPost.com, Inc. (“HuffPost”) (“HuffPost Acquisition”), a publisher of online news and media content, from entities controlled by Verizon Communications Inc. (“Verizon”). The Company issued 6,478,032 shares of non-voting BuzzFeed Class C common stock to an entity controlled by Verizon, of which 2,639,322 were in exchange for the acquisition of HuffPost and 3,838,710 were in exchange for a concurrent $35.0 million cash investment in the Company by Verizon, which was accounted for as a separate transaction.

The following table summarizes the fair value of consideration exchanged as a result of the HuffPost Acquisition:

Fair value of common stock issued(1)	$24,064
Working capital adjustments	(490)
Total consideration	$23,574

(1) – represents 8,625,234 shares of Legacy BuzzFeed common stock issued at a value of $2.79 per share. The fair value per share was determined using Level 3 inputs using a combination of a market approach based on guideline public companies and an income approach based on estimated discounted cash flows.

The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of HuffPost. During the year ended December 31, 2021, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the fourth quarter of 2021, which is the period in which the adjustments occurred. The adjustments resulted from deferred income tax adjustments.

		Measurement
		Period
	Preliminary	Adjustments	Final
Cash and cash equivalents	5,513	—	5,513
Accounts receivable	3,383	—	3,383
Prepaid and other current assets	611	—	611
Deferred tax assets	116	15	131
Property and equipment	620	—	620
Intangible assets	19,500	—	19,500
Goodwill	5,927	(437)	5,490
Accounts payable	(1,410)	—	(1,410)
Accrued expenses	(4,249)	—	(4,249)
Deferred tax liabilities	(4,251)	422	(3,829)
Other liabilities	(63)	—	(63)
Noncontrolling interests	(2,123)	—	(2,123)
Total consideration for HuffPost	$23,574	$—	$23,574

The fair values of the intangible assets were estimated using Level 3 inputs. The fair value of trademarks and trade names was determined using the relief from royalty method and the fair value of acquired technology was determined using the replacement cost approach. The useful lives of the acquired trademarks and trade names and acquired technology are 15 years and 3 years, respectively. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired resulted in $5.5 million of goodwill, which is primarily attributed to workforce and synergies, and is not deductible for tax purposes.

The HuffPost Acquisition contributed $30.3 million of revenue for the year ended December 31, 2021. The HuffPost Acquisition did not have a material impact on the Company’s net loss for the year ended December 31, 2021.

Dispositions of HuffPost Italy, HuffPost Korea and HuffPost France

During 2021 the Company disposed of its 51% ownership interests in HuffingtonPost Italia S.R.L (“HuffPost Italy”), HuffingtonPost Korea, Ltd. (“HuffPost Korea”), and Le HuffingtonPost SAS (“HuffPost France”) for nominal consideration and recognized losses on disposition of $1.2 million. HuffPost Italy, HuffPost Korea, and HuffPost France did not have a material impact on the Company’s net loss for the year ended December 31, 2021.

Disposition of BuzzFeed Brazil

In October 2020 the Company completed the sale of 100% ownership of BuzzFeed do Brasil Internet Ltda. (“BuzzFeed Brazil”) for nominal consideration and recognized a loss on disposition of $0.7 million. BuzzFeed Brazil had no impact on the Company’s net income (loss) for the year ended December 31, 2021.

4. Revenue Recognition

Disaggregated Revenue

The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31,
	2021	2020	2019
Advertising	$205,794	$149,704	$128,438
Content	130,200	119,846	150,876
Commerce and other	61,570	51,774	38,609
	$397,564	$321,324	$317,923

The following table presents the Company’s revenue disaggregated by geography:

	2021	2020	2019
Revenue:
United States	$352,280	$292,107	$287,723
International	45,284	29,217	30,200
Total	$397,564	$321,324	$317,923

Contract Balances

The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by the type, the substantial majority of which require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date) or deferred revenue (customer payment is received in advance of performance). In addition, we have determined our contracts generally do not include a significant financing component.

The Company’s contract assets are presented in Prepaid and other current assets on the accompanying consolidated balance sheets and totaled $13.3 million, $2.8 million, and $6.2 million, and $nil at December 31, 2021, 2020, and 2019, and January 1, 2019, respectively. These amounts relate to revenue recognized during the respective year that is expected to be invoiced and collected in the following year. During the year ended December 31, 2021 the Company acquired $16.5 million of contract assets as part of the C Acquisition.

The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled $1.7 million, $2.4 million, $1.5 million, and $4.0 million at December 31,2021, 2020, and 2019, and January 1, 2019, respectively. During the year ended December 31, 2021 the Company acquired $5.9 million of deferred revenue as part of the C Acquisition.

Transaction Price Allocated to Remaining Performance Obligations

We have certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $4.2 million at December 31, 2021 and is expected to be recognized over the next 3 years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts, (ii) variable consideration in the form of sales-based royalties, and (iii) variable consideration allocated entirely to wholly unperformed performance obligations.

5. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1	$—	$—	$1
Total	$1	$—	$—	$1
Liabilities:
Derivative liability	$—	$—	$4,875	$4,875
Other non-current liabilities:
Public Warrants	4,792	—	—	4,792
Private Warrants	—	146	—	146
Total	$4,792	$146	$4,875	$9,813

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,460	—	—	$24,460
Total	$24,460	—	—	$24,460
Liabilities:
Derivative liability	—	—	—	—
Other non-current liabilities:
Public Warrants	—	—	—	—
Private Warrants	—	—	—	—
Total	—	—	—	—

The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.

The Company’s warrant liability as of December 31, 2021 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss.

The Public Warrants are publicly traded under the symbol “BZFDW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.98 and $0.50 as of December 3, 2021 and December 31, 2021, respectively.

As of December 31, 2021, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.

The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	December 31,	December 3,
	2021	2021
Term (in years)	4.9	5.0
Risk-free rate	1.25%	1.13%
Volatility	31.5%	28.0%

The following table represents the activity of the Level 3 instruments:

Derivative
Liability
Balance as of December 31, 2020	—
Issuance of Notes	$31,620
Change in fair value of derivative liability	(26,745)
Balance as of December 31, 2021	$4,875

There were no transfers between fair value measurement levels during the year ended December 31, 2021.

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	2021	2020
Leasehold improvements	$47,573	$49,074
Furniture and fixtures	6,029	8,027
Computer equipment	5,134	5,625
Video equipment	648	643
	59,384	$63,369
Less: Accumulated depreciation	(36,332)	(37,824)
	$23,052	$25,545

Depreciation totaled $8.3 million, $8.1 million, and $8.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, included in depreciation and amortization expense.

7. Capitalized Software Costs, net

Capitalized software costs, net consisted of the following:

	2021	2020
Website and internal-use software	$81,908	$72,574
Less: Accumulated amortization	(65,354)	(56,014)
	$16,554	$16,560

During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $11.0 million, $9.8 million and $8.2 million respectively, included in Capitalized software costs and amortized $11.1 million, $9.4 million and $10.8 million, respectively, included in depreciation and amortization expense.

8. Goodwill and Intangibles, net

The following table presents the goodwill activities for the periods presented:

Balance as of December 31, 2020	$—
HuffPost Acquisition	5,490
C Acquisition	189,391
Balance as of December 31, 2021	$194,881

The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	December 31, 2021				December 31, 2020
	Weighted-
	Average
	Remaining	Gross
	Useful Lives (in	Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated
	years)	Value	Amortization	Value	Value	Amortization	Net Carrying Value
Acquired Technology	3 years	$10,600	$1,745	$8,855	$—	$—	$—
Trademarks and Trade Names	15 years	111,000	1,356	109,644	—	—	—
Trademarks and Trade Names	Indefinite	1,368	—	1,368	1,368	—	1,368
Customer Relationships	4 years	17,000	354	16,646	—	—	—
Total		$139,968	$3,455	$136,513	$1,368	$—	$1,368

Amortization expense associated with intangible assets for the year ended December 31, 2021 and 2020 was $3.5 million and $nil, respectively, included in Depreciation and amortization expense.

Estimated future amortization expense as of December 31, 2021 is as follows (in thousands):

2022	$15,183
2023	15,183
2024	13,438
2025	11,296
2026	7,400
Thereafter	72,645
$135,145

9. Debt

Secured Facility

On May 20, 2020, the Company entered into a two-year, $20.0 million, secured borrowing facility agreement (“Secured Facility”). Borrowings under the Secured Facility were limited to 80% of qualifying accounts receivable and bore interest at a rate of LIBOR plus 7.25% per annum, subject to a LIBOR floor rate of 1.5%. Repayment of borrowings under the Secured Facility was required upon the earlier of: (i) the collection of the qualified account receivable, (ii) the maturity date of May 21, 2022, or (iii) on demand with respect to any qualified account receivable that is disputed by the payor, for which the payor has become insolvent or has indicated an inability or unwillingness to pay, or that remains uncollected more than 120 days from the original invoice date. The Secured Facility was subject to a minimum monthly average utilization of $10.0 million. Borrowings under the Secured Facility were collateralized by the Company’s personal property (including accounts receivable but excluding intellectual property). The Secured Facility included covenants that, among other things, limited the ability of the Company to incur additional indebtedness. The Company terminated the Secured Facility on December 30, 2020.

Revolving Credit Facility

On December 30, 2020, the Company entered into a new three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times, limits the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenant as of December 31, 2021. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination, namely to, among other things, add the Company and certain other entities as guarantors.

Borrowings under the Revolving Credit Facility bear interest at LIBOR, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (4.50% at December 31, 2021), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.

As of December 31, 2021, the Company had outstanding borrowings of $28.5 million under the Revolving Credit Facility and $15.5 million of outstanding letters of credit issued under the facility. As of December 31, 2020, the Company had outstanding borrowings of $20.4 million and no letters of credit outstanding. The total unused borrowing capacity was $5.4 million and $29.6 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had $0.3 million and $0.5 million of costs in connection with the issuance of debt included in prepaid and other assets in the consolidated balance sheet, respectively.

Convertible Notes

In June 2021, the Company entered into subscription agreements with certain purchasers to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026. In connection with the Business Combination, the Company completed the Convertible Note Financing of $150.0 million of unsecured convertible notes. The Notes bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes are convertible into shares of Class A common stock, or a combination of cash and Class A common stock, at the Company’s election, at an initial conversion price of $12.50 and mature on December 3, 2026.

The Company may, at its election, force conversion of the Notes after the third anniversary of the issuance of the Notes, subject to a holder’s prior right to convert and certain other conditions, if the volume-weighted average trading price of the BuzzFeed Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes, the Company will be obligated to pay an amount equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to 12 month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the note so converted (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.

Each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Notes held by such holder (i) at any time after the third anniversary of the closing date, at a price equal to par plus accrued and unpaid interest; or (ii) at any time upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), at a price equal to 101% of par plus accrued and unpaid interest.

The indenture governing the Notes includes restrictive covenants that, among other things, limit the Company’s ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer intellectual property, or enter into transactions with affiliates.

In accounting for the Notes, the Company bifurcated a derivative liability representing the conversion option, with a fair value at issuance of $31.6 million. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. The derivative liability is remeasured at each reporting date with the resulting gain or loss recorded in Change in fair value of derivative liability within the consolidated statements of operations.

Debt issuance costs related to the Notes totaled $6.7 million and were allocated between the debt component and derivative liability based on their relative values. Issuance costs attributable to the debt component were $5.3 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the derivative liability were $1.4 million and were expensed immediately.

Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $1.3 million for the year ended December 31, 2021, of which amortization of the debt discount and issuance costs comprised $0.3 million.

The net carrying amount of the Notes as of December 31, 2021 was:

Principal outstanding	$150,000
Unamortized debt discount and issuance costs	(36,627)
Balance as of December 31, 2021	$113,373

The fair value of the Notes as of December 31, 2021 was approximately $126.0 million. The fair value of the Notes was estimated using Level 3 inputs.

10. Warrants

In connection with the closing of the Business Combination, the Company assumed 9,583,287 Public Warrants and 292,500 Private Warrants. The Company accounts for the warrants assumed as in accordance with the guidance contained in Derivatives and Hedging  —  Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in our consolidated statements of operations.

The Public Warrants are exercisable commencing 30 days after the completion of the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The warrants have an exercise price of $11.50 per whole share, subject to adjustments, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are non-redeemable so long as they are held by 890’s sponsor or its permitted transferees. If the Private Warrants are held by someone other than 890’s sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

11.Convertible Preferred Stock

			Shares
	Year	Shares	Issued and	Issue	Liquidation
Series	Issued	Authorized(1)	Outstanding(1)	Price(1)	Value
Series A	2008	10,710	10,710	$0.33	$3,500
Series A-1	2008	11,630	11,630	$0.05	600
Series B	2010	13,468	13,468	$0.59	8,000
Series C	2011	15,375	15,375	$1.01	15,500
Series D	2012	7,383	7,383	$2.62	19,370
Series E	2014	4,914	4,914	$10.18	50,000
Series F	2015	15,440	15,440	$12.95	200,000
Series G	2016	15,440	15,440	$12.95	200,000
		94,360	94,360		$496,970

(1)Upon the Closing of the Business Combination, the outstanding shares of Series A, A-1, B, C, D, and E Preferred Stock were converted into 63,479,988 shares of BuzzFeed Class A Common Stock at the Exchange Ratio of 0.306. Series F Preferred Stock and Series G Preferred Stock issued and outstanding converted into 30,880,000 shares of New BuzzFeed Class A Common Stock. Shares Authorized, Shares Issued and Outstanding, and Issue Price above have been retroactively adjusted to reflect this exchange.

Voting Rights

Each share of the Legacy BuzzFeed’s preferred stock was entitled to the number of votes equal to the number of shares of Class B Common Stock into which such share of preferred stock could be converted.

Dividends

Holders of shares of Legacy BuzzFeed’s preferred stock were entitled to receive noncumulative annual dividends at a rate of 8% of the applicable original issue price when, as and if declared by Legacy BuzzFeed’s board of directors. Series G and G-1 preferred stockholders of Legacy BuzzFeed were entitled to receive dividends, prior and in preference to any dividends on all other preferred stock and common stock. Series A, B, C, D, E and F preferred stockholders of Legacy BuzzFeed were entitled to receive dividends, prior and in preference to any dividends on shares of Legacy BuzzFeed’s Series A-1 preferred stock and common stock. Series A-1 preferred stockholders of Legacy BuzzFeed were entitled to receive dividends prior and in preference to any dividends on shares of the Company’s common stock. The Company has not declared or paid any cash dividends.

Conversion

Shares of Legacy BuzzFeed’s preferred stock were convertible at the option of the holders into shares of Legacy BuzzFeed’s Class B common stock as adjusted by a ten-for-one stock split effected in January 2015. Each share of preferred stock of Legacy BuzzFeed was convertible, without payment of additional consideration by the holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the adjusted original issue price by the conversion price applicable to such share.

Each share of Legacy BuzzFeed’s Series F preferred stock was convertible at the option of the holder into one share of Series F-1 preferred stock. Each share of Legacy BuzzFeed’s Series G preferred stock was convertible into one share of Legacy BuzzFeed’s Series G-1 preferred stock.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, including a deemed liquidation event, as defined, the holders of Series G and G-1 preferred stock of Legacy BuzzFeed were entitled to receive, on a pari passu basis and in preference to all other holders of preferred and common stock, pro rata, in an amount equal to the respective purchase price plus undeclared dividends on each share of Legacy BuzzFeed’s Series G and G-1 preferred stock. Next, if proceeds remained, the holders of Legacy BuzzFeed’s Series, A, B, C, D, E and F preferred stock were entitled to receive, on a pari passu basis and in preference to all remaining holders of capital stock of Legacy BuzzFeed, pro rata, an amount equal to the respective purchase price plus declared and unpaid dividends on each share of Legacy BuzzFeed’s Series, A, B, C, D, E and F preferred stock. Next, if proceeds remained, the holders of Legacy BuzzFeed’s Series A-1 preferred stock were entitled to receive, in preference to holders of common stock, an amount equal to the purchase price plus declared but unpaid dividends on each share of Legacy BuzzFeed’s Series A-1 preferred stock. After the payment of such preferential amounts, any remaining proceeds would have been distributed pro rata among the holders of common stock.

If the proceeds were insufficient to permit payment in full to all holders of Legacy BuzzFeed’s Series G and G-1, the assets would have been distributed ratably to the holders of the Legacy BuzzFeed’s Series G and G-1 preferred stock in proportion to the amount each such holder would otherwise be entitled to receive. If proceeds remained but were insufficient to permit payment in full to all holders of Legacy BuzzFeed’s Series A, B, C, D, E and F preferred stock, the assets would have been distributed ratably to the holders of the Legacy BuzzFeed’s Series A, B, C, D, E and F preferred stock in proportion to the amount each such holder would otherwise have been entitled to receive.

Redemption

Legacy BuzzFeed’s preferred stock was not redeemable and any redemption rights under the previous agreements for Series A, B, C and D preferred stock have been canceled.

12.Redeemable Noncontrolling Interest

The redeemable noncontrolling interest represents the interests in BuzzFeed Japan held by Yahoo Japan, which is puttable to the Company in certain conditions, none of which were met at December 31, 2021, including material breach of the JVA by the Company or the bankruptcy or liquidation of the Company. The redeemable noncontrolling interest is presented outside of the permanent equity on the Company’s consolidated balance sheets as the put right is outside of the Company’s control. Pursuant to the terms of the original JVA, Yahoo Japan held a 49% interest in BuzzFeed Japan. On May 1, 2021, The HuffingtonPost Japan, Limited, a consolidated subsidiary, merged into BuzzFeed Japan. As a result of the merger, Yahoo Japan’s interest in the combined entity was diluted to 24.5%.

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2021	2020	2019
Balance as of January 1,	$848	$28	$(245)
Merger of BuzzFeed Japan and HuffPost Japan	510	—	—
Allocation of net (income) loss	936	820	273
Balance as of December 31,	$2,294	$848	$28

13.Stockholders’ Equity

Common Stock

In connection with the closing of the Business Combination, the Company authorized the issuance of 700,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of Class C common stock, par value $0.0001 per share. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to fifty votes. Class C common stock is non-voting.

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of December 31, 2021.

Stock-Based Compensation

Stock Incentive Plans

The Company’s 2008 Stock Plan (the “2008 Plan”) was adopted on June 25, 2008. The Company’s 2015 Equity Incentive Plan (“2015 Plan”) was adopted on October 30, 2015 and superseded the 2008 plan. The 2015 Plan increased the number of Legacy BuzzFeed shares available for grant and issuance to 16,895,765. The 2015 Plan allowed for the grant of incentive and nonqualified stock options, restricted stock units (“RSUs”), and stock appreciation rights to eligible participants.

On October 16, 2018, the 2015 Plan was amended to increase the maximum number of shares of Legacy BuzzFeed common stock available for issuance by 15,700,000. At the time the Equity Incentive Plan (defined below) became effective, 32,595,765 shares of Legacy BuzzFeed common stock had been authorized for issuance under the 2015 Plan. From and after the effectiveness of the Equity Incentive Plan, no additional awards will be granted under the 2015 Plan. Upon the closing of the Business Combination, all outstanding Legacy BuzzFeed stock options under the 2015 Plan and 2008 Plan, whether vested or unvested, were substituted and converted into options to purchase shares of Class A common stock granted in accordance with the Equity Inventive Plan based on the exchange ratio of 0.306. All outstanding Legacy BuzzFeed RSUs under the 2015 Plan and 2008 Plan were substituted and converted into RSUs representing the opportunity to be issued shares of Class A common stock granted in accordance with the Equity Incentive Plan based on the exchange ratio of 0.306.

In December 2021, the Equity Incentive Plan was adopted by the 890 board and approved by the 890 stockholders prior to closing of the Business Combination and it became effective on the closing of the Business Combination. The Equity Incentive Plan allows the Company to grant awards of stock options, restricted stock awards, stock appreciation rights ("SARs"), RSUs, cash awards, performance awards, and stock bonus awards to officers, employees, directors and consultants. A total of 31,206,550 shares of Class A common stock were reserved for issuance under the Equity Incentive Plan. The number of shares reserved for issuance under the Equity Incentive Plan will increase automatically on January 1 of each year from 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a number as may be determined by the board of directors.

Stock Options

A summary of the stock option activity under the Company's equity incentive plans is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares(1)	Price(1)	Term	Intrinsic Value
Balance as of December 31, 2020	9,822	$6.41	5.01	$19,248
Granted	621	9.11
Exercised	(2,393)	2.95
Forfeited	(2,392)	9.71
Expired	(1,098)	8.79
Balance as of December 31, 2021	4,560	$6.29	3.07	$2,670
Expected to vest at December 31, 2021	4,560	$6.29	3.07	$2,670
Exercisable at December 31, 2021	3,895	$5.83	2.08	$2,670

(1)Number of shares and weighted average exercise price have been retroactively adjusted to give effect to the exchange ratio of 0.306.

Options are generally granted for a term of 10 years from the date of grant. Options granted under the plans may be exercised prior to vesting. Stock options generally vest over four years based on service.

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following range of assumptions:

	2021	2020(1)	2019(1)
Exercise price	$8.99 – $9.25	$7.48 – $8.33	$8.30 – $8.33
Expected dividend yield	0%	0%	0%
Expected volatility	45% – 48%	41% – 46%	38% – 39%
Expected term (years)	5.00 – 6.07	5.55 – 6.07	5.80 – 6.09
Risk free interest rate	0.80% – 1.04%	0.26% – 1.17%	1.58% – 2.35%

(1)Exercise prices have been retroactively adjusted to give effect to the exchange ratio of 0.306.

The Company uses the simplified method in accordance with the applicable authoritative guidance to estimate the expected term of the option, due to the limited historical experience to date. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company’s common stock is not publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a history of being publicly traded. No dividends have been assumed.

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2021, the total share-based compensation costs not yet recognized related to unvested stock options was $2.2 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.3 years. The weighted average fair value of stock options granted during December 31, 2021, 2020 and 2019 was $1.23, $1.03, and $1.01 respectively. The intrinsic value of stock options exercised was $13.8 million, $0.4 million, and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units

A summary of RSU activity is presented below:

		Weighted Average
		Grant-Date Fair
	Shares(1)	Value(1)
Outstanding as of December 31, 2020	2,530	$8.53
Granted	3,011	9.11
Vested	(4)	9.25
Forfeited	(302)	8.33
Outstanding as of December 31, 2021	5,235	$8.88

(1)Shares and weighted average grant-date fair value have been retroactively adjusted to give effect to the exchange ratio of 0.306.

As of December 31, 2021, there was approximately $29.1 million of unrecognized compensation costs related to RSUs. Included in the above are 2.5 million RSUs that vest based on service and upon the occurrence of a sale transaction ("Acquisition") or the completion of an initial public offering. The Two-Step Merger did not result in the satisfaction of this liquidity condition as it does not meet the definition of an Acquisition per the award agreements. Unrecognized compensation costs related to these RSUs totaled $21.2 million at December 31, 2021.

The closing of the Two-Step Merger satisfied the liquidity condition in 2.7 million RSUs. As a result, $16.0 million of compensation cost associated with service rendered prior to the Two-Step Merger was recognized at Closing. $2.2 million, $4.4 million, $8.7 million, and $0.8 million of this was reflected in cost of revenue, excluding depreciation and amortization, sales and marketing, general and administrative, and research and development within the consolidated statement of operations, respectively.

Escrowed Shares

In connection with the Business Combination, our Chief Executive Officer and Founder, Jonah Peretti, Jonah Peretti, LLC, NBCUniversal Media, LLC (“NBCU”) and PNC Bank National Association, entered into an escrow agreement (the “Escrow Agreement”). The Escrow Agreement provides for, among other things, the escrow of 1,200,000 shares of New BuzzFeed Class A common stock or New BuzzFeed Class B common stock (the “Escrowed Shares”) exchangeable by Jonah Peretti, LLC in connection with the Two-Step Merger. Pursuant to the Escrow Agreement, in the event the Transfer Date SPAC Share Price (as defined in the Escrow Agreement) is less than $12.50 per share on the Transfer Date (as defined in the Escrow Agreement), Jonah Peretti, LLC and NBCU shall instruct the escrow agent to transfer (1) to NBCU a number of Escrowed Shares equal to the Make Whole Shares (as defined in the Escrow Agreement) and (2) to Mr. Peretti, the remainder of the Escrowed Shares, if any. If the Transfer Date SPAC Share Price is equal to or greater than $12.50 on the Transfer Date, Jonah Peretti, LLC and NBCU shall instruct the escrow agent to transfer all of the Escrowed Shares to Mr. Peretti.

The Escrow Agreement was accounted for as a compensatory stock-based compensation award with a market condition. As there are no future service conditions, the $5.4 million fair value of the award was recognized within general and administrative expense at the time of closing of the Business Combination. The fair value was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the likelihood that the market condition will be satisfied.

14.Net Income (Loss) Per Share

Net income (loss) per share is computed using the two-class method. Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the effect of the assumed exercise of stock options, the vesting of restricted stock units, the exercise of warrants, the conversion of the Notes, and the conversion of convertible preferred stock only in the periods in which such effect would have been dilutive.

Undistributed earnings were allocated to convertible preferred stock and shares of Class A common stock, Class B common stock, and Class C common stock based on the contractual participation rights of each as if earnings for the year had been distributed. Holders of convertible preferred stock were entitled to noncumulative annual dividends at a rate of 8% of the applicable original issue price when, as and if declared by the Company’s board of directors and prior to and in preference of payment of dividends on the Company’s common stock. Thereafter, dividends were distributed among holders of Class A common stock, Class B common stock and convertible preferred stock on a proportionate basis, based on the number of shares of common stock that would be held by each holder if all shares of convertible preferred stock were converted to Class B common stock at the then effective conversion rate.

Holders of convertible preferred stock did not participate in losses and, accordingly, losses for the year ended December 31, 2019 were allocated entirely to holders of Class A, Class B, and Class C common stock. For the years ended December 31, 2021, 2020, and 2019, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.

The table below presents the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$25,876	$11,156	$(36,919)
Net income attributable to the redeemable noncontrolling interest	936	820	273
Net income attributable to noncontrolling interests	228
Allocation of undistributed earnings to convertible preferred stock	24,712	10,336	—
Net income (loss) attributable to holders of Class A, Class B, and Class C common stock for basic net income (loss) per share	$—	$—	$(37,192)
Add: interest on Notes	1,317	—	—
Deduct: change in fair value of derivative liability	(26,745)	—	—
Reallocation of undistributed earnings to convertible preferred stock	24,712	—	—
Net income (loss) attributable to holders of Class A, Class B, and Class C common stock for diluted net income (loss) per share	$(716)	$—	$(37,192)
Denominator:
Weighted average common shares outstanding, basic	27,048	11,942	11,804
Impact of assumed conversion of Notes	953	—	—
Weighted average common shares outstanding, diluted	28,001	11,942	11,804

Net income (loss) per common share, basic	$0.00	$0.00	$(3.15)
Net income (loss) per common share, diluted	$(0.03)	$0.00	$(3.15)

The table below presents the details of securities that were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	2021	2020	2019
Stock options	4,560	9,831	10,715
Restricted stock units	2,779	—	—
Warrants	9,876	—	—
Convertible preferred stock	—	94,360	94,360

Additionally, the calculation of diluted net income (loss) per share excluded 2.4 million, 2.5 million, and 2.6 million restricted stock units at December 31, 2021, 2020, and 2019, respectively, for which the related liquidity condition had not been met.

15.Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	2021	2020	2019
Domestic	$(301)	$12,837	$(29,247)
Foreign	(227)	(740)	(8,030)
Total (loss) income before income taxes	$(528)	$12,097	$(37,277)

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current (benefit) / provision
Federal	$(16)	$(16)	$(7)
State	112	188	20
Foreign	1,666	657	(370)
Total current (benefit) / provision	$1,762	829	$(357)
Deferred (benefit) / provision
Federal	$(23,020)	$7	$1
State	(2,682)	4	7
Foreign	(2,464)	101	(9)
Total deferred (benefit) / provision	$(28,166)	112	$(1)
Total (benefit) / provision
Federal	$(23,036)	$(9)	$(6)
State	(2,570)	192	27
Foreign	(798)	758	(379)
Total (benefit) / provision	$(26,404)	$941	$(358)

A reconciliation of the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax (benefit) provision at the U.S. federal statutory rate	$(111)	$2,540	$(7,828)
State income taxes	(519)	323	(543)
Permanent differences	292	(53)	521
Change in valuation allowance	(18,572)	(3,720)	6,258
Effect of foreign operations	(825)	325	373
Stock-based compensation	(838)	198	478
Transaction costs	1,262	—	—
Derivative liability	(6,612)	—	—
Effect of change in tax rates	(835)	(253)	(320)
Sale of foreign subsidiary	—	1,323	—
Research & development tax credits	(501)	(253)	(922)
Foreign currency translation & transactions	254	144	33
Prior period adjustments	—	230	1,210
Other	601	137	382
Total provision (benefit) for income taxes	$(26,404)	$941	$(358)

For the years ended December 31, 2021, 2020 and 2019, the Company’s effective tax rate was 5,000.8%, 7.8% and 1.0% respectively.For the year ended December 31, 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily related to the partial release of the Company’s U.S. valuation allowance as a result of certain business combinations consummated during 2021. The Company recorded excess deferred tax liabilities related to the business combinations which provided a source of future taxable income to support partial realization of the Company’s pre-existing deferred tax assets. The income tax benefit related to the change in valuation allowance was offset by an income tax provision for foreign taxes. For the years ended December 31, 2020 and 2019, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act included several measures to assist companies including temporary changes to income and non-income based tax laws. Several significant tax-related provisions of the CARES Act included (1) allowing net operating loss (NOL) carryforwards originating in 2018, 2019 or 2020 to be carried back to the prior five tax years, (2) eliminating the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020, (3) increasing the net interest expense deduction limitation to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years, (4) allowing taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years and (5) allowing companies to deduct more of their cash charitable contributions paid during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. The income tax provisions of the CARES Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.

Significant components of deferred tax assets and liabilities as of were as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$93,592	$79,475
Accruals	3,503	2,879
Stock-based compensation	6,380	2,841
Bad debt	241	262
Deferred rent	4,167	5,043
Interest expense	735
Other	691	1,185
Total deferred tax asset	$109,309	$91,685
Valuation allowance	(66,848)	(83,978)
Net deferred tax asset	$42,461	$7,707

Deferred tax liabilities
Deferred state income tax	(1,596)	(2,087)
Depreciation and amortization	(1,905)	(1,720)
Intangible assets	(37,352)	(3,905)
Total deferred tax liability	$(40,853)	$(7,712)
Net deferred tax asset (liability)	$1,608	$(5)

Net deferred tax assets are included within prepaid and other assets and net deferred tax liabilities are included within other liabilities on the Company’s consolidated balance sheets.

In assessing the realizability of its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the weight of available evidence, the Company concluded it is more likely than not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance on its U.S. deferred tax assets.  In addition, the Company maintains a valuation allowance against certain deferred tax assets in the UK, Spain, Japan and Canada.  The Company’s valuation allowance decreased by approximately $17.1 million in 2021.

As of December 31, 2021, the Company has U.S. federal and state net operating losses of approximately $314.5 million and $11.3 million, respectively. Of the $314.5 million of U.S. federal net operating losses, $201.5 million expire in tax year beginning 2030 through 2039 if not utilized and $113.0 that has an indefinite lived carryforward period.  The $11.3 million of state net operating losses will expire in tax years beginning in 2025 to 2041 if not utilized.  As of December 31, 2021, the Company has foreign net operating loss carryforwards of $29.2 million which will begin to expire in 2026. Utilization of net operating losses and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in current income tax regulations.

As of December 31, 2021, the Company has deferred interest expense carryforwards under IRC Section 163(j) of $3.2 million which may be carried forward indefinitely but only available to offset 30% of tax adjusted EBIT. In addition, the Company had federal research and development tax credits of approximately $8.1 million, which expire in the tax years beginning in 2032 through 2041, if not utilized.

Notwithstanding the current taxation of certain foreign subsidiaries under GILTI and one-time transition taxation enacted as part of the Tax Cut and Jobs Act, the Company intends to continue to reinvest its foreign earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to income tax positions taken on the Company’s tax returns in income tax expense in the consolidated statements of operations. As of December 31, 2021, the Company recorded an uncertain tax position of $nil including interest and penalties related to state taxes. As of December 31, 2020 and 2019, the Company had no uncertain tax positions.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Years
United States	2017
United Kingdom	2020
Japan	2016
Canada	2018

16.Restructuring Costs

On March 9, 2021, the Company announced a restructuring of HuffPost, including employee terminations, in order to efficiently integrate the HuffPost Acquisition and establish an efficient cost structure. The Company incurred approximately $3.6 million in severance costs related to the restructuring, of which $3.2 million were included in cost of revenue, excluding depreciation and amortization, $0.3 million were included in sales and marketing, and $0.1 million were included in research and development.

For the year ended December 31, 2019, the Company incurred $9.6 million in restructuring costs, of which $4.4 million were included in cost of revenue, excluding depreciation and amortization, $2.2 million were included in general and administrative, $1.6 million were included in sales and marketing, and $1.4 million were included in research and development.

At December 31, 2021 and 2020, there were no liabilities related to restructuring.

17.Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through 2029. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain renewal provisions and other provisions which require the Company to pay taxes, insurance, or maintenance costs. Rent expense for the years ended December 31, 2021, 2020 and 2019 were $18.5 million, $25.7 million and $24.8 million respectively.

Future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 are as follows:

Year	Amount
2022	$33,817
2023	31,910
2024	23,885
2025	21,148
2026	8,441
Thereafter	2,642
$121,843

The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.

Sublease income for the years ended December 31, 2021, 2020 and 2019 were $6.8 million, $6.1 million and $2.7 million respectively. Sublease receipts to be received in the future under noncancelable sublease as of December 31, 2021 are as follows:

Year	Amount
2022	$6,769
2023	6,940
2024	7,280
2025	7,360
2026	2,929
Thereafter	215
$31,493

Guarantees

In September 2018, at the time of its equity investment in a private company, the Company agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and the Company’s prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of December 31, 2021, the maximum amount of the guarantee was $2.7 million, and no liability was recognized with respect to the guarantee.

In the course of business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for indemnification obligations and other contingent liabilities when probable and reasonably estimable.

Legal Matters

The Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty and the impact that the final resolution of such matters will ultimately have on the Company’s consolidated financial statements is not known, we do not believe that the resolution of these matters will have a material adverse effect on the Company’s future results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 31, 2021, 2020 and 2019 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

18.Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance.

The Company has determined that its chief executive officer (“CEO”) is its CODM who makes resource allocation decisions and assesses performance based upon financial information at the consolidated level. The Company manages its operations as a single segment for the purpose of assessing and making operating decisions. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

19.Related Party Transactions

In June 2021, BuzzFeed entered into a Commercial Agreement with NBCU, a holder of at least 5% of Class A common stock, pursuant to which, among other things, effective on the closing of the Business Combination: (1) NBCU will continue to be entitled to marketing services on BuzzFeed platforms at certain discounted rates; (2) BuzzFeed will provide editorial promotion of at least $1.0 million in marketing value during each year of the term of the Commercial Agreement across BuzzFeed’s digital properties at no cost to NBCU, its affiliates and joint ventures and their respective brands; (3) BuzzFeed will provide licensed content to NBCU to be made available on an applicable NBCU entity streaming service under certain exclusivity terms during the remainder of the term of the Commercial Agreement; (4) NBCU shall be the exclusive sales representative for all BuzzFeed inventory, including HuffPost inventory, on Apple News and BuzzFeed shall endeavor to spend at least $1.0 million during the first year of the term of the Commercial Agreement to promote any of its commerce initiatives; and (5) BuzzFeed will provide 200 million impressions per year of the term of the Commercial Agreement to drive traffic from the BuzzFeed platforms and third-party social media platforms to NBCU news properties. The Commercial Agreement shall continue to be in effect for a period of three years, unless earlier terminated by either party in accordance with its terms and conditions, or until terminated by BuzzFeed as of the date that NBCU realizes $400.0 million or more in value for the NBCU Base Shares (as defined in the Escrow Agreement).

The Company also entered into certain partnership agreements with NBCU in 2018, 2019, and 2020.

The Company recognized revenue from NBCU of $2.9 million, $3.6 million and $9.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company recognized expenses under contractual obligations from NBCU of $1.1 million, $0.8 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had outstanding receivable balances of $1.2 million and $nil from NBCU as of December 31, 2021 and 2020, respectively. The Company had outstanding payable balances of $0.3 million and $nil to NBCU as of December 31, 2021 and 2020, respectively.

In September 2018, the Company invested $1.8 million in the equity of a private company. At the time of investment, an executive of BuzzFeed was the controlling stockholder of the investee. Effective August 26, 2019 the Company and the former executive entered into a consultancy arrangement whereby the Company engaged the former executive to provide advice and counsel. During the year ended December 31, 2019, the Company incurred $0.4 million in respect of such consultancy charges. The agreement expired on March 31, 2020. The Company earned revenue under an agreement with the investee of $0.5 million and $1.4 million during the years ended December 31, 2021 and December 31, 2020, respectively, and incurred costs under contractual obligations from the investee of $nil million, $0.2 million, and $2.0 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. These costs are included in the consolidated statements of operations in cost of revenue. The Company had outstanding receivable balances of $nil million and $0.9 from the investee as of December 31, 2021 and 2020, respectively. Additionally, the Company has guaranteed a lease of the investee. Refer to Note 17 for further details.

20. Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash paid for income taxes, net	$1,228	$83	$415
Cash paid for interest	901	1,096	270
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	306	129	187
Issuance of common stock for HuffPost Acquisition	24,064	—	—
Issuance of common stock for C Acquisition	96,200	—	—
Warrants assumed as part of the business combination	9,678	—	—
Accrued reverse recapitalization costs	585	—	—

21. Subsequent Events

On March 22, 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands.The Company expects to record total pre-tax restructuring charges of approximately $1.7 million, comprised mainly of severance and related benefit costs. The restructuring actions associated with this charge are expected to be substantially complete in Q1 2022.

Additionally, on March 22, 2022, as part of a strategic repositioning of BuzzFeed News, the Company shared with NewsGuild, the representative of the BuzzFeed News bargaining unit, a voluntary buyout proposal covering certain desks. That proposal will be negotiated as part of collective bargaining. The Company has not yet shared its voluntary buyout proposal with non-unit BuzzFeed News employees, but it plans to do so. Employees who meet the eligibility requirements for the voluntary buyout will have 45 days to accept the Company’s offer after it has been formally communicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements as of December 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. BuzzFeed has identified material weaknesses in its internal control over financial reporting that we are currently working to remediate, which relate to: (a) a lack of formalized internal control and segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience; and (c) the selection and development of control activities, including information technology general controls.

During 2021, with the oversight of senior management, we have hired and will continue to hire additional accounting personnel with technical accounting and financial reporting experience. We have also supplemented accounting resources with external advisors to assist with performing technical accounting activities. We are in the process of identifying and implementing the specific controls to remediate the material weaknesses. A prior year material weakness specific to formalized risk assessments, including the assessment of fraud risk, has been remediated as of December 31, 2021.

Although management designed remediation plans in 2021, due to resources constraints and lack of sufficient staff with technical expertise, the necessary business process and IT general controls were partially implemented or not executed consistently; thus, material weaknesses in our internal control environment were concluded. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in 2022 and will make the changes we determine to be appropriate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the period covered in this report, our disclosure controls and procedures were not effective.

Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of December 31, 2021, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on December 3, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. In addition, the previously identified and disclosed material weaknesses in connection with the accounting for certain complex financial instruments (such as the warrants) have been absorbed in the material weaknesses in internal control over financial reporting of the consolidated entity post-Business Combination as discussed above. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. We have, since the closing of the Business Combination, engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations However, the design of internal control over financial reporting for our company post-Business Combination has required, and will continue to require, significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

On December 3, 2021, the Company acquired Complex Networks (see Note 3 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Other than as noted above, and in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Our consolidated financial statements are included in Part II, Item 8, “Financial Statements and Supplementary Data”

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 24, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	8-K	2.1	6/24/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	S-4/A	2.2	10/29/2021
2.3†*	Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.2	7/30/2021
2.4	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.3	7/30/2021
3.1	Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc.	8-K	3.1	12/9/2021
3.2	Restated Bylaws of BuzzFeed, Inc.	8-K	3.2	12/9/2021
4.1	Specimen Common Stock Certificate.	S-4/A	4.1	10/1/2021
4.2	Specimen Warrant Certificate.	S-1/A	4.3	1/6/2021
4.3	Indenture, dated December 3, 2021, by and between BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.3	12/9/2021
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.4	12/9/2021
4.5	Description of Registrant’s Securities.

10.1	Amended and Restated Registration Rights Agreement, dated as of December 3, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.) and the other parties thereto.	8-K	10.1	12/9/2021
10.2	Warrant Agreement, dated January 11, 2021, by and between BuzzFeed, Inc. (f//k/a 890 5th Avenue Partners, Inc.) and Continental Stock Transfer & Trust Company.	8-K	4.1	1/15/2021
10.3	Form of Note Subscription Agreement, dated June 24, 2021, by and between 890 5th Avenue Partners, Inc., and the undersigned subscribers party thereto.	S-4	10.2	7/30/2021
10.4	Registration Rights Agreement, dated December 3, 2021, by and among BuzzFeed, Inc. and the convertible noteholders party thereto.	8-K	10.4	12/9/2021
10.5	Form of BuzzFeed Stockholder Support Agreement.	S-4	10.4	7/30/2021
10.6	Sponsor Support Agreement, dated as of June 24, 2021, by and between the Sponsor, BuzzFeed, Inc., 890 5th Avenue Partners, Inc. and the other parties thereto.	S-4	10.5	7/30/2021
10.7	Holder Voting Agreement, dated July 21, 2021, by and among BuzzFeed, Inc., Jonah Peretti, John Johnson III, and Johnson BF, LLC.	S-4	10.9	7/30/2021
10.8	Voting Agreement, dated as June 24, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.), 200 Park Avenue Partners, LLC, as the Sponsor, and Jonah Peretti and each of his permitted transferees pursuant to Section 10.2 of the Voting Agreement.	8-K	10.8	12/9/2021
10.9‡	2021 Equity Incentive Plan.	8-K	10.9	12/9/2021
10.10‡	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	8-K	10.10	12/9/2021
10.11‡	Form of RSU Agreement under the 2021 Equity Incentive Plan.	8-K	10.11	12/9/2021
10.12‡	Form of Stock Option Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.12	12/9/2021
10.13‡	Form of RSU Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.13	12/9/2021
10.14‡	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan.	8-K	10.14	12/9/2021
10.15‡	2021 Employee Stock Purchase Plan.	8-K	10.15	12/9/2021
10.16‡	Form of Indemnification Agreement.	8-K	10.16	12/9/2021
10.17‡	Offer Letter, dated August 8, 2018, by and between BuzzFeed, Inc. and Rhonda Powell.	S-4	10.11	7/30/2021
10.18‡	Offer Letter, dated September 14, 2015, by and between BuzzFeed, Inc. and Felicia DellaFortuna.	S-1	10.18	1/11/2022
10.19‡	Amended and Restated Escrow Agreement, dated December 3, 2021, by and among NBCUniversal Media, LLC, Jonah Peretti, Jonah Peretti LLC and PNC Bank, National Association, as escrow agent.	8-K	10.19	12/9/2021
10.20†*	Binding Term Sheet, dated June 23, 2021, by and between NBCUniversal Media, LLC and BuzzFeed, Inc.	S-4/A	10.14	9/8/2021
10.21	Eighth Amended and Restated Investors’ Rights Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc. and the other parties thereto.	S-4	10.8	7/30/2021
10.22†	Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	8-K	10.22	12/9/2021
10.23	Lease, dated December 16, 2014, by and between BuzzFeed, Inc. and 225 Fourth, LLC.	S-4	10.6	7/30/2021
10.24‡	Change in Control and Severance Plan.	8-K	10.1	2/4/2022
16.1	Letter from Marcum LLP to the U.S Securities and Exchange Commission dated December 9, 2021.	8-K	16.1	12/9/2021
21.1	List of Subsidiaries.	8-K	21.1	12/9/2021
23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm for BuzzFeed, Inc.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

†Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*The Registrant has omitted portions of this Exhibit as permitted under Item 601(b)(1) of Regulation S-K.

‡Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

#This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BuzzFeed, Inc.

		By:	/s/ Jonah Peretti
Jonah Peretti
Chief Executive Officer (principal executive officer)
Date:	March 30, 2022

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jonah Peretti and Felicia DellaFortuna, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonah Peretti	Chief Executive Officer and Director	March 30, 2022
Jonah Peretti	(principal executive officer)

/s/ Felicia DellaFortuna	Chief Financial Officer	March 30, 2022
Felicia DellaFortuna	(principal financial and accounting officer)

/s/ Anjula Acharia	Director	March 30, 2022
Anjula Acharia

/s/ Joan Amble	Director	March 30, 2022
Joan Amble

/s/ Greg Coleman	Director	March 30, 2022
Greg Coleman

/s/ Janet Rollé	Director	March 30, 2022
Janet Rollé

/s/ Patrick Kerins	Director	March 30, 2022
Patrick Kerins

/s/ Adam Rothstein	Director	March 30, 2022
Adam Rothstein