Form 10-Q
period 2022-03-31
BuzzFeed, Inc.
filed 2022-05-16
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(646) 589-8592

(Registrant’s telephone number, including area code)

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

As of May 12, 2022, there were 116,688,959 shares of the registrant’s Class A common stock outstanding, 12,293,614 shares of the registrant’s Class B common stock outstanding and 6,478,031 shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
●	demand for products and services and changes in traffic;
●	changes in the business and competitive environment in which we operate;
●	developments and projections relating to our competitors and the digital media industry;
●

the impact of national and local economic and other conditions and developments in technology, each of which could influence the levels (rate and volume) of our advertising, the growth of our business and the implementation of our strategic initiatives;

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

●	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future;
●	expectations regarding future acquisitions, partnerships or other relationships with third parties;
●	government regulation, including revised foreign content and ownership regulations;
●	the impact of the COVID-19 pandemic on our business and the actions we may take in the future in response thereto;
●	our ability to maintain the listing of our Class A common stock and warrants on Nasdaq; and
●	other factors detailed under the section entitled “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021. These and other factors could cause results to differ materially from those expressed in these publications and reports.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.buzzfeed.com), U.S. Securities and Exchange Commission (“SEC”) filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information that we post on our investor relations website.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

BUZZFEED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2022
	(Unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$74,540	$79,733
Accounts receivable (net of allowance for doubtful accounts of $1,668 as at March 31, 2022 and $1,094 as at December 31, 2021)	98,092	142,909
Prepaid and other current assets	26,768	29,017
Total current assets	199,400	251,659
Property and equipment, net	23,065	23,052
Right-of-use assets	73,103	—
Capitalized software costs, net	17,902	16,554
Intangible assets, net	132,717	136,513
Goodwill	194,050	194,881
Prepaid and other assets	15,538	14,555
Total assets	$655,775	$637,214

Liabilities and Equity
Current liabilities
Accounts payable	$14,673	$16,025
Accrued expenses	23,584	31,386
Deferred rent	—	4,894
Deferred revenue	3,142	1,676
Accrued compensation	26,935	37,434
Current lease liabilities	24,258	—
Other current liabilities	2,706	2,731
Total current liabilities	95,298	94,146
Deferred rent	—	12,504
Noncurrent lease liabilities	66,174	—
Debt	143,032	141,878
Derivative liability	6,450	4,875
Warrant liabilities	8,354	4,938
Other liabilities	1,956	3,992
Total liabilities	321,264	262,333

Commitments and contingencies

Redeemable noncontrolling interest	2,458	2,294

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 116,689 and 116,175 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12	11
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 12,294 and 12,397 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 6,478 issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	700,167	695,869
Accumulated deficit	(367,000)	(322,106)
Accumulated other comprehensive loss	(3,336)	(3,233)
Total BuzzFeed, Inc. stockholders’ equity	329,845	370,543
Noncontrolling interests	2,208	2,044
Total stockholders’ equity	332,053	372,587
Total liabilities and equity	$655,775	$637,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$91,558	$72,648
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	60,818	42,123
Sales and marketing	17,803	11,378
General and administrative	32,562	23,702
Research and development	7,192	6,699
Depreciation and amortization	8,481	5,269
Total costs and expenses	126,856	89,171
Loss from operations	(35,298)	(16,523)
Other income, net	862	660
Interest expense, net	(4,789)	(278)
Change in fair value of warrant liabilities	(3,416)	—
Change in fair value of derivative liability	(1,575)	—
Loss before income taxes	(44,216)	(16,141)
Income tax provision (benefit)	350	(4,816)
Net loss	(44,566)	(11,325)
Net income attributable to the redeemable noncontrolling interest	164	60
Net income (loss) attributable to noncontrolling interests	164	(18)
Net loss attributable to BuzzFeed, Inc.	$(44,894)	$(11,367)

Net loss per Class A, Class B and Class C common share:
Basic	$(0.33)	$(0.75)
Diluted	$(0.33)	$(0.75)
Weighted average common shares outstanding:
Basic	136,425	15,188
Diluted	136,425	15,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(44,566)	$(11,325)
Other comprehensive loss
Foreign currency translation adjustment	(103)	(329)
Other comprehensive loss	(103)	(329)
Comprehensive loss	(44,669)	(11,654)
Comprehensive income attributable to the redeemable noncontrolling interest	164	60
Comprehensive income (loss) attributable to noncontrolling interests	164	(18)
Comprehensive loss attributable to BuzzFeed, Inc.	$(44,997)	$(11,696)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (In thousands)

	Three Months Ended March 31, 2022
									Accumulated	Total
	Common Stock –		Common Stock –		Common Stock –		Additional		other	BuzzFeed, Inc.		Total
	Class A		Class B		Class C		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	equity	interests	equity
Balance at January 1, 2022	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net loss	—	—	—	—	—	—	—	(44,894)	—	(44,894)	164	(44,730)
Stock-based compensation	—	—	—	—	—	—	3,940	—	—	3,940	—	3,940
Issuance of common stock in connection with share-based plans	411	1	—	—	—	—	358	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Conversion of Class B common stock to Class A common stock	103	—	(103)	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	116,689	$12	12,294	$1	6,478	$1	$700,167	$(367,000)	$(3,336)	$329,845	$2,208	$332,053

	Three Months Ended March 31, 2021
									Accumulated	Total BuzzFeed,
	Common Stock –		Common Stock – Class		Common Stock – Class				other	Inc.		Total
	Class A		B		C		Additional	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	(deficit) equity	interests	(deficit) equity
Balance at January 1, 2021	1,540	$—	10,439	$1	—	$—	$36,373	$(346,818)	$(3,359)	$(313,803)	$—	$(313,803)
Net loss	—	—	—	—	—	—	—	(11,367)	—	(11,367)	(18)	(11,385)
Issuance of common stock	—	—	—	—	3,839	1	34,999	—	—	35,000	—	35,000
HuffPost Acquisition	—	—	—	—	2,639	—	24,064	—	—	24,064	2,122	26,186
Stock-based compensation	—	—	—	—	—	—	138	—	—	138	—	138
Issuance of common stock upon exercise of stock options	6	—	49	—	—	—	142	—	—	142	—	142
Other comprehensive loss	—	—	—	—	—	—	—	—	(329)	(329)	—	(329)
Balance at March 31, 2021	1,546	$—	10,488	$1	6,478	$1	$95,716	$(358,185)	$(3,688)	$(266,155)	$2,104	$(264,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(44,566)	$(11,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,481	5,269
Unrealized loss (gain) on foreign currency	142	(180)
Stock based compensation	3,940	138
Change in fair value of warrants	3,416	—
Change in fair value of derivative liability	1,575	—
Amortization of debt discount and deferred issuance costs	1,154	—
Deferred income tax	507	(4,318)
Provision for doubtful accounts	574	(515)
Unrealized gain on investment	(1,260)	—
Non-cash lease expense	4,690	—
Changes in operating assets and liabilities:
Accounts receivable	44,227	37,076
Prepaid expenses and other current assets and prepaid expenses and other assets	2,864	(9,073)
Accounts payable	(5,741)	(2,004)
Deferred rent	—	(2,498)
Accrued compensation	(10,117)	(1,083)
Accrued expenses, other current liabilities and other liabilities	(4,688)	(1,685)
Lease liabilities	(5,517)	—
Deferred revenue	1,461	(284)
Cash provided by operating activities	1,142	9,518

Investing activities:
Capital expenditures	(2,369)	(907)
Capitalization of internal-use software	(3,553)	(1,335)
Cash from acquired business, net	—	5,200
Cash (used in) provided by investing activities	(5,922)	2,958

Financing activities:
Proceeds from issuance of common stock	—	35,000
Proceeds from exercise of stock options	358	142
Deferred reverse recapitalization costs	(585)	—
Cash (used in) provided by financing activities	(227)	35,142
Effect of currency translation on cash and cash equivalents	(186)	(534)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,193)	47,084
Cash and cash equivalents and restricted cash at beginning of period	79,733	106,126
Cash and cash equivalents and restricted cash at end of period	$74,540	$153,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Tabular amounts in thousands, except per share amounts)

1. Description of the Business

BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a global media company with social, content-driven publishing technology. BuzzFeed provides breaking news, original reporting, entertainment, and video across its owned and operated brands and the social web to its global audience. BuzzFeed derives its revenue primarily from content, advertising and commerce sold to leading brands. The Company has one reportable segment.

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

Liquidity

As of and for the three months ended March 31, 2022, the Company had cash and cash equivalents of  $74.5 million and positive operating cash inflows. However, the Company has a history of losses, and had an accumulated deficit of $367.0 million as of March 31, 2022. The Company has cash available on hand and management believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they become due within one year from the date these condensed consolidated financial statements are issued.

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

In addition, on the Closing Date (i) each share of Legacy BuzzFeed Class A common stock and Legacy BuzzFeed preferred stock (other than Series F Preferred Stock and Series G Preferred Stock, any cancelled shares or dissenting shares) issued and outstanding was cancelled and automatically converted into the right to receive 0.306 shares of BuzzFeed Class A Common Stock; (ii) all of the shares of Series F Preferred Stock and Series G Preferred Stock issued and outstanding were cancelled and automatically converted into the right to receive 30,880,000 shares of BuzzFeed Class A Common Stock; (iii) each share of Class B Common Stock of Legacy BuzzFeed issued and outstanding (other than any cancelled shares or dissenting shares) was cancelled and automatically converted into the right to receive 0.306 shares of BuzzFeed Class B Common Stock; and (iv) each share of Class C Common Stock of Legacy BuzzFeed issued and outstanding was cancelled and automatically converted into the right to receive 0.306 shares of BuzzFeed Class C Common Stock, in each case in accordance with the applicable provisions of the Merger Agreement. As a result, shares of BuzzFeed capital stock no longer represent an ownership interest in Legacy BuzzFeed, but instead represent an ownership interest in BuzzFeed.

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

The following table summarizes the proceeds raised and issuance costs incurred related to the Business Combination. The total net proceeds from the reverse recapitalization were paid in December 2021, except for $0.6 million which was paid in the first quarter of 2022.

Cash from reverse recapitalization	$16,167
890 reverse recapitalization costs	(13,795)
BuzzFeed reverse recapitalization costs	(14,609)
Net proceeds from reverse recapitalization	$(12,237)

Proceeds from Notes	$150,000
Issuance costs	(6,757)
Issuance costs settled in stock	563
Proceeds from issuance of Notes, net of issuance costs	$143,806

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

The Two-Step Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded (the “Reverse Recapitalization”). Under this method of accounting, 890 was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy BuzzFeed issuing stock for the net assets of 890, accompanied by a recapitalization. The net assets of 890 were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of Legacy BuzzFeed.

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

In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy BuzzFeed’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy BuzzFeed redeemable convertible preferred stock (other than Series F Preferred Stock and Series G Preferred Stock) and Legacy BuzzFeed common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 0.306 established in the Business Combination. Shares of Legacy BuzzFeed Series F Preferred Stock and Series G Preferred Stock have been retroactively restated based on the exchange into 30,880,000 shares of BuzzFeed Class A common stock established in the Business Combination.

BuzzFeed Class A common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “BZFD” and “BZFDW,” respectively, on December 6, 2021.

COVID-19

In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty and significantly impacted our business and results of operations.

We believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue has decelerated during 2021 and continuing in the first quarter of 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

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

2. Summary of Significant Accounting Policies

Basis of Financial Statements and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. As such, the accompanying condensed consolidated financial statements and these related notes should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2021, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ended December 31, 2022.

The condensed consolidated financial statements include the accounts of BuzzFeed, Inc., and its wholly-owned and majority-owned subsidiaries, and any variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires leased assets and lease liabilities to be recognized on the balance sheet. On January 1, 2022, the Company adopted Accounting Standards Codification (“ASC”) 842 using the modified retrospective method. Prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under ASC 840. The Company elected to use the package of practical expedients permitted under the transition guidance. Accordingly, the Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) any initial direct costs for any existing leases. The Company elected to use the practical expedient to combine lease and non-lease components for all classes of assets. Additionally, the Company elected not to record on the balance sheet leases with a term of twelve months or less. Upon adoption, the Company recorded right of use assets of $77.8 million and lease liabilities of $96.0 million. The adoption of ASC 842 did not result in a material impact to the condensed consolidated statements of operations or cash flows. See Note 15 for more information about the adoption of ASC 842 and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other (Topic 350): Internal-Use Software (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance was effective for the Company for annual reporting periods beginning after December 15, 2020, and interim reporting periods beginning after December 15, 2021. The Company adopted ASU 2018-15 prospectively for the Company’s annual reporting period effective January 1, 2021 and for interim reporting periods beginning on January 1, 2022. The adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU No.2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts, at fair value on the acquisition date. As permitted by the ASU, the Company elected to early adopt the amendments in the fourth quarter of 2021 and retrospectively applied ASU 2021-08 to its acquisitions that occurred in 2021. The adoption of ASU 2021-08 did not have a significant impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-40 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share (EPS) calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Early adoption is permitted for all entities for fiscal periods beginning after December 15, 2020, including interim periods within the same fiscal year. The ASU allows entities to use a modified or full retrospective transition method. The Company elected to early adopt ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a significant impact on the Company’s condensed consolidated financial statements.

On January 1, 2021, the Company adopted the amended guidance in ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result, the capitalization of costs incurred to produce episodic television series is no longer limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, under this guidance we test our film costs for impairment on a title-by-title basis or together with other films and series as part of a group, based on the predominant monetization strategy of the film or series. Further, for film costs monetized in a film group, the guidance requires any change to the estimated life of the film or television series to be accounted for prospectively. The guidance eliminates existing balance sheet classification guidance and adds new disclosure requirements relating to costs for acquired and produced films and television series. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the timing and impact of adopting ASU 2016-13 on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for the Company for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting the new guidance on the Company’s condensed consolidated financial statements.

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

The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the C Acquisition. The purchase price allocation for the assets acquired and liabilities assumed may be subject to change as additional information is obtained during the acquisition measurement period. As the Company continues to finalize the fair value of assets acquired and liabilities assumed, purchase price adjustments have been recorded and additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur.

		Measurement
		Period
	Preliminary	Adjustments	Updated Preliminary
Cash	$2,881	—	$2,881
Accounts receivable	22,581	11	22,592
Prepaid and other current assets	17,827	—	17,827
Property and equipment	332	(15)	317
Intangible assets	119,100	—	119,100
Goodwill	189,391	(831)	188,560
Accounts payable	(2,661)	—	(2,661)
Accrued expenses	(12,319)	486	(11,833)
Accrued compensation	(12,867)	349	(12,518)
Deferred revenue	(5,855)	—	(5,855)
Deferred tax liabilities	(22,776)	—	(22,776)
Other liabilities	(1,468)	—	(1,468)
Total consideration for Complex Networks	$294,166	—	$294,166

The table below indicates the estimated fair value of each of the identifiable intangible assets:

		Weighted Average
	Asset Fair Value	Useful Life (Years)
Trademarks & tradenames	97,000	15
Customer relationships	17,000	4
Developed technology	5,100	3

The fair values of the intangible assets were estimated using Level 3 inputs. The fair value of trademarks and trade names was determined using the relief from royalty method, the fair value of customer relationships was determined using the multi-period excess earnings approach, and the fair value of acquired technology was determined using the replacement cost approach. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired resulted in $188.6 million of goodwill, which is primarily attributed to workforce and synergies, and is not deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma information has been presented as if the C Acquisition occurred on January 1, 2020. The information is based on the historical results of operations of Complex Networks, adjusted for:

1.	The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired;
2.	Impacts of issuance of the Notes to partially fund the acquisition, including interest;
3.	The movement and allocation of all acquisition-related costs incurred during the three months ended March 31, 2021 to the three months ended March 31, 2020;
4.	Associated tax-related impacts of adjustments; and
5.	Changes to align accounting policies.

The pro forma results do not necessarily represent what would have occurred if the C Acquisition had taken place on January 1, 2020, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. The following table presents the Company’s pro forma combined revenue and net loss.

Three Months Ended March 31,
2021
Revenue	$92,662
Net loss	(18,443)

Acquisition of HuffPost and Verizon Investment

On February 16, 2021, the Company completed the acquisition of 100% of TheHuffingtonPost.com, Inc. (“HuffPost”) (the “HuffPost Acquisition”), a publisher of online news and media content, from entities controlled by Verizon Communications Inc. (“Verizon”). The Company issued 6,478,032 shares of non-voting BuzzFeed Class C common stock to an entity controlled by Verizon, of which 2,639,322 were in exchange for the acquisition of HuffPost and 3,838,710 were in exchange for a concurrent $35.0 million cash investment in the Company by Verizon, which was accounted for as a separate transaction.

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

The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed from the HuffPost Acquisition. During the year ended December 31, 2021, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the fourth quarter of 2021, which is the period in which the adjustments occurred. The adjustments resulted from deferred income tax adjustments.

		Measurement
		Period
	Preliminary	Adjustments	Final
Cash and cash equivalents	$5,513	$—	$5,513
Accounts receivable	3,383	—	3,383
Prepaid and other current assets	611	—	611
Deferred tax assets	116	15	131
Property and equipment	620	—	620
Intangible assets	19,500	—	19,500
Goodwill	5,927	(437)	5,490
Accounts payable	(1,410)	—	(1,410)
Accrued expenses	(4,249)	—	(4,249)
Deferred tax liabilities	(4,251)	422	(3,829)
Other liabilities	(63)	—	(63)
Noncontrolling interests	(2,123)	—	(2,123)
Total consideration for HuffPost	$23,574	$—	$23,574

The fair values of the intangible assets were estimated using Level 3 inputs. The fair value of trademarks and trade names was determined using the relief from royalty method and the fair value of acquired technology was determined using the replacement cost approach. The useful lives of the acquired trademarks and trade names and acquired technology are 15 years and three years, respectively. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired resulted in $5.5 million of goodwill, which is primarily attributed to workforce and synergies, and is not deductible for tax purposes.

The HuffPost Acquisition did not have a material impact on the Company’s revenue or net loss for the three months ended March 31, 2021.

4. Revenue Recognition

Disaggregated Revenue

The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2022	2021
Advertising	$48,668	$38,649
Content	32,279	19,537
Commerce and other	10,611	14,462
Total	$91,558	$72,648

The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2022	2021
Revenue:
United States	$83,100	$65,602
International	8,458	7,046
Total	$91,558	$72,648

Contract Balances

The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by type, the substantial majority of which require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date) or deferred revenue (customer payment is received in advance of performance). In addition, we have determined our contracts generally do not include a significant financing component.

The Company’s contract assets are presented in Prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $6.8 million and $13.3 million at March 31, 2022 and December 31, 2021, respectively. These amounts relate to revenue recognized during the respective year that is expected to be invoiced and collected in the next twelve months.

The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled and $3.1 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively.

The amount of revenue recognized during the three months ended March 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $1.0 million.

Transaction Price Allocated to Remaining Performance Obligations

We have certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $3.0 million at March 31, 2022 and is expected to be recognized over the next three years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts, (ii) variable consideration in the form of sales-based royalties, and (iii) variable consideration allocated entirely to wholly unperformed performance obligations.

5. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities:
Derivative liability	$—	$—	$6,450	$6,450
Other non-current liabilities:
Public Warrants	8,107	—	—	8,107
Private Warrants	—	247	—	247
Total	$8,107	$247	$6,450	$14,804

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1	$—	$—	$1
Total	$1	$—	$—	$1
Liabilities:
Derivative liability	$—	$—	$4,875	$4,875
Other non-current liabilities:
Public Warrants	4,792	—	—	4,792
Private Warrants	—	146	—	146
Total	$4,792	$146	$4,875	$9,813

The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.

The Company’s warrant liability as of March 31, 2022 and December 31, 2021 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Public Warrants are publicly traded under the symbol “BZFDW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.85 and $0.50 as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.

The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	March 31,	December 31,
	2022	2021
Term (in years)	4.7	4.9
Risk-free rate	2.42%	1.25%
Volatility	35.4%	31.5%

The following table represents the activity of the Level 3 instruments:

Derivative
Liability
Balance as of December 31, 2021	$4,875
Change in fair value of derivative liability	1,575
Balance as of March 31, 2022	$6,450

There were no transfers between fair value measurement levels during the three months ended March 31, 2022.

Equity Investment

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

As of March 31, 2022 and December 31, 2021, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $3.6 million and $2.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company concluded that the fair value of the investment increased $1.3 million during the three months ended March 31, 2022 as the result of observable price changes in orderly transactions for a similar investment in the same issuer.

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$49,692	$47,573
Furniture and fixtures	6,160	6,029
Computer equipment	5,343	5,134
Video equipment	648	648
Total	61,843	59,384
Less: Accumulated depreciation	(38,778)	(36,332)
Net Carrying Value	$23,065	$23,052

Depreciation totaled $2.5 million and $1.9 million for the  three months ended March 31, 2022 and 2021, respectively, included in Depreciation and amortization expense.

7. Capitalized Software Costs, net

Capitalized software costs, net consisted of the following:

	March 31,2022	December 31,2021
Website and internal-use software	$85,461	$81,908
Less: Accumulated amortization	(67,559)	(65,354)
Net Carrying Value	$17,902	$16,554

During the three months ended March 31, 2022 and 2021, the Company capitalized $3.6 million and $1.3 million, respectively, included in Capitalized software costs and amortized $2.2 million and $3.0 million, respectively, included in Depreciation and amortization expense.

8. Intangible Assets, net

The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	March 31, 2022				December 31, 2021
	Weighted-				Weighted-
	Average				Average
	Remaining	Gross			Remaining
	Useful Lives	Carrying	Accumulated	Net Carrying	Useful Lives	Gross Carrying	Accumulated
	(in years)	Value	Amortization	Value	(in years)	Value	Amortization	Net Carrying Value
Acquired Technology	2	$10,600	$2,628	$7,972	3	$10,600	$1,745	$8,855
Trademarks and Trade Names	15	111,000	3,206	107,794	15	111,000	1,356	109,644
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	4	17,000	1,417	15,583	4	17,000	354	16,646
Total		$139,968	$7,251	$132,717		$139,968	$3,455	$136,513

Amortization expense associated with intangible assets for the three months ended March 31, 2022 and 2021 was $3.8 million and $0.3 million, respectively, included in Depreciation and amortization expense.

Estimated future amortization expense as of March 31, 2022 is as follows (in thousands):

Remainder of 2022	$11,387
2023	15,183
2024	13,438
2025	11,296
2026	7,400
Thereafter	72,645
Total	$131,349

9. Debt

Revolving Credit Facility

On December 30, 2020, the Company entered into a new three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times, and limits the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenant as of March 31, 2022. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination, namely to, among other things, add the Company and certain other entities as guarantors.

Borrowings under the Revolving Credit Facility bear interest at LIBOR, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (4.50% at March 31, 2022), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.

The Company had outstanding borrowings of $28.5 million and outstanding letters of credit of $15.5 million under the Revolving Credit Facility at March 31, 2022 and December 31, 2021. The total unused borrowing capacity was $6.0 million and $5.4 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company had $0.3 million of costs in connection with the issuance of debt included in prepaid and other assets in the condensed consolidated balance sheet.

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

The Company may, at its election, force conversion of the Notes after the third anniversary of the issuance of the Notes, subject to a holder’s prior right to convert and certain other conditions, if the volume-weighted average trading price of the BuzzFeed Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes, the Company will be obligated to pay an amount equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to 12 month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.

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

In accounting for the Notes, the Company bifurcated a derivative liability representing the conversion option, with a fair value at issuance of $31.6 million. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. The derivative liability is remeasured at each reporting date with the resulting gain or loss recorded in Change in fair value of derivative liability within the condensed consolidated statements of operations.

Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $4.3 million for the three months ended March 31, 2022, of which amortization of the debt discount and issuance costs comprised $1.2 million.

The net carrying amount of the Notes as of March 31, 2022 and December 31, 2021 was:

	March 31, 2022	December 31, 2021
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(35,473)	(36,627)
Net carrying value	$114,527	$113,373

The fair value of the Notes was approximately $127.5 million and $126.0 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Notes was estimated using Level 3 inputs.

10.Redeemable Noncontrolling Interest

The redeemable noncontrolling interest represents the interests in BuzzFeed Japan held by Yahoo Japan, which is puttable to the Company in certain conditions, none of which were met at March 31, 2022, including material breach of the Joint Venture Agreement with Yahoo Japan (“JVA”) by the Company or the bankruptcy or liquidation of the Company. The redeemable noncontrolling interest is presented outside of the permanent equity on the Company’s condensed consolidated balance sheets as the put right is outside of the Company’s control. Pursuant to the terms of the original JVA, Yahoo Japan held a 49% interest in BuzzFeed Japan. On May 1, 2021, The HuffingtonPost Japan, Limited, a consolidated subsidiary, merged into BuzzFeed Japan. As a result of the merger, Yahoo Japan’s interest in the combined entity was diluted to 24.5%.

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2022	2021
Balance as of January 1,	$2,294	$848
Allocation of net (income) loss	164	60
Balance as of March 31,	$2,458	$908

11.Stockholders’ Equity

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

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of March 31, 2022 or December 31, 2021.

Stock-Based Compensation

Stock Options

A summary of the stock option activity under the Company’s equity incentive plans is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Balance as of December 31, 2021	4,560	$6.29	3.07	$2,670
Granted	593	4.33
Exercised	(308)	1.02
Forfeited	(83)	6.48
Expired	(407)	7.38
Balance as of March 31, 2022	4,355	6.29	4.03	1,766
Expected to vest at March 31, 2022	4,355	6.29	4.03	1,766
Exercisable at March 31, 2022	3,274	6.18	2.38	1,261

As of March 31, 2022, the total share-based compensation costs not yet recognized related to unvested stock options was $3.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity is presented below:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding as of December 31, 2021	5,235	$8.88
Granted	4,438	4.33
Vested	(167)	5.73
Forfeited	(32)	6.32
Outstanding as of March 31, 2022	9,474	$6.82

As of March 31, 2022, there was approximately $23.3 million of unrecognized compensation costs related to RSUs. Included in the above are 2.5 million RSUs that vest based on service and upon the occurrence of a sale transaction (“Acquisition”) or the completion of an initial public offering (“Liquidity 1 RSUs”). The Two-Step Merger did not result in the satisfaction of this liquidity condition as it does not meet the definition of an Acquisition per the award agreements. Unrecognized compensation costs related to these RSUs totaled $21.2 million at March 31, 2022.

On May 12, 2022, the Board of Directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting them to vest (based on service). Refer to Note 20 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information with respect to the Liquidity 1 RSUs and the waiver.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation cost included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Cost of revenue, excluding depreciation and amortization	$460	$42
Sales and marketing	722	29
General and administrative	2,598	54
Research and development	160	13
Total	$3,940	$138

12.Net Loss Per Share

Net loss per share is computed using the two-class method. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the effect of the assumed exercise of stock options, the vesting of RSUs, the exercise of warrants, the conversion of the Notes, and the conversion of convertible preferred stock only in the periods in which such effect would have been dilutive.

Holders of convertible preferred stock did not participate in losses and, accordingly, losses for the three months ended March 31, 2021 were allocated entirely to holders of Class A, Class B, and Class C common stock. For the three months ended March 31, 2022 and 2021, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(44,566)	$(11,325)
Net income attributable to the redeemable noncontrolling interest	164	60
Net income (loss) attributable to noncontrolling interests	164	(18)
Net loss attributable to holders of Class A, Class B, and Class C common stock	$(44,894)	$(11,367)
Denominator:
Weighted average common shares outstanding, basic and diluted	136,425	15,188
Net loss per common share, basic and diluted	$(0.33)	$(0.75)

The table below presents the details of securities that were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	4,355	9,355
Restricted stock units	7,019	—
Warrants	9,876	—
Convertible notes	12,000	—
Convertible preferred stock	—	94,360

Additionally, the calculation of diluted loss per share excluded 2.5 million and 5.3 million RSUs at March 31, 2022 and 2021, respectively, for which the related liquidity condition had not been met.

13.Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended March 31,
	2022	2021
Income tax provision (benefit)	$350	$(4,816)
Effective tax rate	(0.8)%	29.8%

For the three months ended March 31, 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the three months ended March 31, 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis; however, the Company recorded a $4.3 million discrete tax benefit related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the HuffPost Acquisition.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the United States, the United Kingdom, Japan, and Canada.

14.Restructuring Costs

On March 22, 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. The Company incurred approximately $1.8 million of restructuring costs, comprised mainly of severance and related benefit costs, of which $1.3 million were included in cost of revenue, excluding depreciation and amortization, $0.2 million were included in sales and marketing, and $0.3 million were included in general and administrative. As of March 31, 2022, the $1.8 million of restructuring costs remain unpaid and are included in Accrued compensation on the condensed consolidated balance sheet. These costs are expected to be paid in the second quarter of 2022.

Additionally, on March 22, 2022, as part of a strategic repositioning of BuzzFeed News, the Company shared with NewsGuild, the representative of the BuzzFeed News bargaining unit, a voluntary buyout proposal covering certain desks. That proposal was then negotiated as part of collective bargaining between the BuzzFeed News Union and the Company. On May 6, 2022 the BuzzFeed News Union ratified its collective bargaining agreement with the Company. Also on May 6, 2022, the Company presented BuzzFeed News employees, including members of the BuzzFeed News bargaining unit, with the final negotiated voluntary buyout proposal. Employees have 45 days from May 6, 2022, to indicate whether they will accept the Company’s voluntary buyout proposal.

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

15.Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through 2029. The Company accounts for leases under ASC 842 by recording right-of-use assets and liabilities. The right-of-use asset represents the Company’s right to use underlying assets for the lease term and the lease liability represents the Company’s obligation to make lease payments under the lease. The Company determines if an arrangement is or contains a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain renewal provisions and other provisions which require the Company to pay taxes, insurance, or maintenance costs.

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

The following illustrates the lease costs for the three months ended March 31, 2022:

March 31, 2022
Operating lease cost	$7,727
Sublease income	(1,829)
Total lease cost	$5,898

All components of total lease cost are recorded within General and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.

The following amounts were recorded in condensed consolidated balance sheet related to operating leases:

March 31, 2022
Assets
Right-of-use assets	$73,103
73,103
Liabilities
Current lease liabilities	24,258
Noncurrent lease liabilities	66,174
Total lease liabilities	$90,432

Other information related to leases was as follows:

March 31, 2022
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$8,419

March 31, 2022
Weighted average remaining lease term (years)	3.72
Weighted average discount rate	13.00%

Maturities of lease liabilities as of March 31, 2022 were as follows:

Year	Operating Leases
Remainder of 2022	$25,769
2023	32,174
2024	23,859
2025	21,123
2026	8,415
Thereafter	2,574
Total lease payments	113,914
Less: imputed interest	(23,482)
Total	$90,432

Sublease receipts to be received in the future under noncancelable subleases as of March 31, 2022 were as follows:

Year	Amount
Remainder of 2022	$5,505
2023	7,204
2024	7,048
2025	7,048
2026	2,763
Thereafter	178
Total	$29,746

Future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 are as follows:

Year	Amount
2022	$33,817
2023	31,910
2024	23,885
2025	21,148
2026	8,441
Thereafter	2,642
Total	$121,843

16.Commitments and Contingencies

Guarantees

In September 2018, at the time of its equity investment in a private company, the Company agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and the Company’s prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of March 31, 2022, the maximum amount of the guarantee was $2.3 million, and no liability was recognized with respect to the guarantee.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for indemnification obligations and other contingent liabilities when probable and reasonably estimable.

Legal Matters

The Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty and the impact that the final resolution of such matters will ultimately have on the Company’s condensed consolidated financial statements is not known, we do not believe that the resolution of these matters will have a material adverse effect on the Company’s future results of operations or cash flows.

The Company settled or resolved certain legal matters during the three months ended March 31, 2022 and 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated balance sheets, results of operations or cash flows.

17.Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance.

The Company has determined that its chief executive officer (“CEO”) is its CODM who makes resource allocation decisions and assesses performance based upon financial information at the consolidated level. The Company manages its operations as a single segment for the purpose of assessing and making operating decisions. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

18.Related Party Transactions

The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”) of $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company recognized expenses under contractual obligations from NBCU of $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company had outstanding receivable balances of $0.6 million and $1.2 million from NBCU as of March 31, 2022 and December 31, 2021, respectively. The

Company had outstanding payable balances of $0.5 million and $0.3 million to NBCU as of March 31, 2022 and December 31, 2021, respectively.

19. Supplemental Disclosures

Film Costs

Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	March 31, 2022	December 31, 2021
Individual Monetization:
Feature films in production	$4,513	$3,690
Total	$4,513	$3,690

No amortization of film costs was recorded during the three months ended March 31, 2022 or 2021.

Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
	2022	2021
Cash paid for income taxes, net	$218	$816
Cash paid for interest	331	173
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	402	384
Issuance of common stock for HuffPost Acquisition	—	24,064

20. Subsequent Events

On May 6, 2022, the BuzzFeed News Union ratified a collective bargaining agreement with the Company. Also on May 6, 2022, the Company presented BuzzFeed News employees with the final negotiated voluntary buyout proposal. Employees have 45 days from May 6, 2022 , to indicate whether they will accept the Company’s voluntary buyout proposal. The amount of expense the Company will recognize will depend on the number of employees who accept the voluntary buyout proposal, as well as their respective salaries and years of service. Refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information with respect to our restructuring activities.

On May 12, 2022, the Board of Directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting the RSUs to vest (based on service). This waiver represented a modification under ASC 718, and as the Liquidity 1 RSUs were not considered probable of vesting prior to the modification, the Company remeasured the Liquidity 1 RSUs based on our closing stock price on May 12, 2022. The Company recognized approximately $8.2 million of stock-based compensation associated with these RSUs in the second quarter of 2022. There were 2.4 million Liquidity 1 RSUs outstanding as of May 12, 2022, and 2.1 million were vested based on service (0.1 million of these RSUs belong to our Named Executive Officers). Refer to Note 11 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information with respect to the Liquidity 1 RSUs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of BuzzFeed and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Additionally, the Two-Step Merger satisfied a liquidity condition for 2.7 million RSUs and the Company recognized approximately $16.0 million of incremental stock-based compensation expense as a cumulative catch-up adjustment based on the number of RSUs outstanding and the requisite service completed at December 3, 2021 (“Liquidity 2 RSUs”). There are a further 2.5 million restricted stock units with a liquidity condition that the Two-Step Merger did not satisfy (“Liquidity 1 RSUs”). There is $21.2 million of unrecognized compensation expense associated with the Liquidity 1 RSUs at March 31, 2022. On May 12, 2022, the Board of Directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting the RSUs to vest (based on service). The Company recognized approximately $8.2 million of stock-based compensation associated with these RSUs in the second quarter of 2022. See Notes 11 and 20 to the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Additionally, pursuant to subscription agreements entered into in connection with the Merger Agreement, the Company issued, and certain investors purchased, $150.0 million aggregate principal of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. Refer to Note 9 to the unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Restructuring

On March 22, 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. The Company incurred approximately $1.8 million of restructuring costs, comprised mainly of severance and related benefit costs, of which $1.3 million were included in cost of revenue, excluding depreciation and amortization, $0.2 million were included in sales and marketing, and $0.3 million were included in general and administrative.

Additionally, on March 22, 2022, as part of a strategic repositioning of BuzzFeed News, the Company shared with NewsGuild, the representative of the BuzzFeed News bargaining unit, a voluntary buyout proposal covering certain desks. That proposal was then negotiated as part of collective bargaining between the BuzzFeed News Union and the Company. On May 6, 2022 the BuzzFeed News Union ratified its collective bargaining agreement with the Company. Also on May 6, 2022, the Company presented BuzzFeed News employees, including members of the BuzzFeed News bargaining unit, with the final negotiated voluntary buyout proposal. Employees have 45 days from May 6, 2022, to indicate whether they will accept the Company’s voluntary buyout proposal.

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

We believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue has decelerated during 2021 and continuing in the first quarter of 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

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

Executive Overview

The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
GAAP
Total revenue	$91,558	$72,648
Loss from operations	$(35,298)	$(16,523)
Net loss	$(44,566)	$(11,325)
Non-GAAP
Adjusted EBITDA(1)	$(16,764)	$(4,259)
Non-Financial
Time Spent(2)	183,936	191,667
—% on owned and operated properties	36%	36%
—% on third-party platforms	64%	64%

(1)	See “Reconciliation from Net income (loss) to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)	We define Time Spent as the estimated total number of hours spent by users on (i) our owned and operated U.S. properties, (ii) our content on Apple News, (iii) our content on YouTube in the U.S., as reported by Comscore, and (iv) our content on Facebook, as reported by Facebook. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we do not have advertising capabilities that materially contribute to our Advertising revenues, including TikTok, Instagram, Snapchat and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore and Facebook to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show, the volume of purchases made through our affiliate links, and the overall value of our offerings to our customers. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner or comparable to similarly titled measures presented by other companies. Time Spent for the quarter ended March 31, 2022 decreased by 4% driven by a decline in time spent by users on Facebook, partially offset by the HuffPost Acquisition and the C Acquisition. Excluding the impact of the HuffPost Acquisition and the C Acquisition, Time Spent declined consistent with broader industry trends.

Components of Results of Operations

Revenue: The majority of our revenue is generated through the following types of arrangements:

●	Advertising: Consists of display, programmatic, and video advertising on our owned and operated sites and applications and social media platforms. The majority of our advertising revenue is monetized on a per-impression basis; however, we also generate revenue from advertising products that are not monetized on a per-impression basis (for example, page takeovers that are monetized on a per-day basis). Advertising revenue is recognized in the period that the related impression or non-impression based metric is delivered. Programmatic impressions on third-party platforms, including Facebook and YouTube, are controlled by the individual platforms, and the respective advertising revenue optimization strategies of these platforms have an impact on the number of programmatic impressions that these platforms serve. These optimization strategies change from time to time and have varying impacts on the numbers of programmatic impressions served. Additionally, there is a component of our advertising revenues derived from sources where we are unable to obtain impression data. We generate an immaterial portion of our advertising revenue on platforms excluded from our measurement of Time Spent.
●	Content: Includes revenue generated from creating content, including promotional content, customer advertising and feature films. Content revenue is recognized when the content, or the related action (click or view), is delivered.
●	Commerce and other: Includes affiliate marketplace revenue and licensing of intellectual property. We participate in multiple marketplace arrangements with third parties whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, we receive a commission fee for that sale from the third party. Affiliate marketplace revenue is recognized when a successful sale is made and the commission is earned.

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

Other income, net: Consists of foreign exchange gains and losses, gains and losses on investments, and other miscellaneous income and expenses.

Interest expense, net: Consists of interest expense incurred on our borrowings, net of interest income on highly liquid short-term investments.

Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities which is primarily based on the market price of our Public Warrants listed on Nasdaq under the symbol “BZFDW.”

Change in fair value of derivative liability: In December 2021, we issued $150.0 million aggregate principal amount of unsecured convertible notes due 2026 that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability.

Income tax provision (benefit): Represents federal, state and local taxes based on income in multiple domestic and international jurisdictions.

Results of Operations:

Comparison of results for the three months ended March 31, 2022 and 2021

The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$91,558	$72,648
Costs and expenses
Cost of revenue, excluding depreciation and amortization	60,818	42,123
Sales and marketing	17,803	11,378
General and administrative	32,562	23,702
Research and development	7,192	6,699
Depreciation and amortization	8,481	5,269
Total costs and expenses	126,856	89,171
Loss from operations	(35,298)	(16,523)
Other income, net	862	660
Interest expense, net	(4,789)	(278)
Change in fair value of warrant liabilities	(3,416)	—
Change in fair value of derivative liability	(1,575)	—
Loss before income taxes	(44,216)	(16,141)
Income tax provision (benefit)	350	(4,816)
Net loss	(44,566)	(11,325)
Net income attributable to the redeemable noncontrolling interest	164	60
Net income (loss) attributable to noncontrolling interests	164	(18)
Net loss attributable to BuzzFeed, Inc.	(44,894)	(11,367)

Costs and expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue, excluding depreciation and amortization	$460	$42
Sales and marketing	722	29
General and administrative	2,598	54
Research and development	160	13
Total	$3,940	$138

The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	66%	58%
Sales and marketing	20%	16%
General and administrative	36%	33%
Research and development	8%	9%
Depreciation and amortization	9%	7%
Total costs and expenses	139%	123%
Loss from operations	(39)%	(23)%
Other income, net	1%	1%
Interest expense, net	(5)%	—
Change in fair value of warrant liabilities	(4)%	—
Change in fair value of derivative liability	(2)%	—
Loss before income taxes	(49)%	(22)%
Income tax provision (benefit)	—%	(6)%
Net loss	(49)%	(16)%
Net income attributable to the redeemable noncontrolling interest	—	—
Net income (loss) attributable to noncontrolling interests	—	—
Net loss attributable to BuzzFeed, Inc.	(49)%	(16)%
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

Total revenue was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Advertising	$48,668	$38,649	26%
Content	32,279	19,537	65%
Commerce and other	10,611	14,462	(27)%
Total revenue	$91,558	$72,648	26%

Advertising revenue increased $10.0 million, or 26%, for the quarter ended March 31, 2022 driven by a $10.9 million, or 39%, increase in advertising on our owned and operated properties, partially offset by a $0.9 million, or 8%, decrease in advertising on third-party platforms. The increase in advertising revenues on our owned and operated properties reflects the acquisition of Complex Networks, which contributed $7.8 million of advertising revenue, and HuffPost, which closed on February 16, 2021 and contributed an incremental $2.2 million of advertising revenue compared to the prior year quarter. The decrease in advertising revenues from third-party platforms reflects a contribution of $2.5 million from Complex Networks. Excluding the impact of Complex Networks, advertising revenue decreased by $3.4 million, or 32%, reflecting a 35% decline in the number of programmatic impressions delivered driven by the continued decline in Facebook-related impressions, partially offset by a 13% increase in overall pricing.

Content revenue increased by $12.7 million, or 65%, for the quarter ended March 31, 2022, principally driven by the acquisition of Complex Networks which contributed $12.1 million of content revenue.

Commerce and other revenue decreased by $3.8 million, or 27%, for the quarter ended March 31, 2022, primarily reflecting a decline in the number of purchases generated driven by a comparison against heightened purchasing activity in the first quarter of 2021 related to the impact of COVID-19, as well as a decline in Facebook referred traffic. This decline was offset in part by the acquisition of Complex Networks.

Cost of revenue:

	Three Months Ended March 31,
	2022	2021	% Change
Cost of revenue	$60,818	42,123	44%
As a percentage of revenue	66%	58%

Cost of revenue increased by $18.7 million, or 44%, primarily reflecting $8.9 million of costs related to Complex Networks, a $6.7 million increase in other costs of sales reflecting the growth in revenue, a $3.7 million increase in compensation costs, and $1.3 million of restructuring costs, partially offset by the comparison against the $3.2 million of severance costs related to HuffPost in the quarter ended March 31, 2021. Cost of revenues increased as a percentage of revenue for the three months ended March 31, 2022 due to a change in revenue mix year-over-year.

Sales and marketing:

	Three Months Ended March 31,
	2022	2021	% Change
Sales and marketing	$17,803	11,378	56%
As a percentage of revenue	20%	16%

Sales and marketing expenses increased by $6.4 million, or 56%, principally driven by a $5.3 million increase in compensation costs. The increase in compensation costs reflects $4.6 million related to the additional headcount associated with Complex Networks and $0.7 million related to increased stock-based compensation primarily associated with the Liquidity 2 RSUs.

General and administrative:

	Three Months Ended March 31,
	2022	2021	% Change
General and administrative	$32,562	23,702	37%
As a percentage of revenue	36%	33%

General and administrative expenses increased by $8.9 million, or 37%, principally driven by a $4.6 million increase in compensation costs, a $1.8 million increase in insurance related to being a public company and a $1.5 million increase in rent related to the Complex Networks acquisition. The increase in compensation costs was primarily driven by $2.5 million of stock-based compensation principally associated with the Liquidity 2 RSUs and $1.3 million of additional headcount related to the acquisition of Complex Networks. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, director and officer insurance premiums, investor relations and other costs associated with operating as a public company.

Research and development:

	Three Months Ended March 31,
	2022	2021	% Change
Research and development	$7,192	6,699	7%
As a percentage of revenue	8%	9%

Research and development expenses increased by $0.5 million, or 7%, driven by a $1.2 million increase in compensation expenses reflecting $0.8 million of additional headcount related to the acquisition of Complex Networks and $0.5 million related to merit increases, partially offset by declines in consulting and other expenses.

Depreciation and amortization:

	Three Months Ended March 31,
	2022	2021	% Change
Depreciation and amortization	$8,481	$5,269	61%
As a percentage of revenue	9%	7%

Depreciation and amortization increased by $3.2 million, or 61%, as a result of $3.1 million of amortization of intangible assets associated with the acquisition of Complex Networks.

Other income, net:

	Three Months Ended March 31,
	2022	2021	% Change
Other income, net	$862	$660	31%
As a percentage of revenue	1%	1%

NM — not meaningful

Other income, net increased by $0.2 million, or 31%, due to a $1.3 million increase in unrealized gain on remeasurement of our investment in a private company, offset by an increase in unrealized foreign exchange losses and other expenses.

Interest expense, net:

	Three Months Ended March 31,
	2022	2021	% Change
Interest expense, net	$(4,789)	$(278)	NM
As a percentage of revenue	(5)%	—

NM — not meaningful

Interest expense, net increased by $4.5 million primarily due to increased interest expense associated with the Notes.

Change in fair value of warrant liabilities:

For the three months ended March 31, 2022, we recorded a $3.4 million loss on the change in fair value of warrant liabilities.

Change in fair value of derivative liability:

For the three months ended March 31, 2022 we recorded a loss of $1.6 million due to a change in the estimated fair value of the derivative liability.

Income tax provision (benefit):

	Three Months Ended March 31,
	2022	2021	% Change
Income tax provision (benefit)	$350	$(4,816)	NM

NM – not meaningful

For the three months ended March 31 2022, the Company recorded an income tax provision of $0.4 million related to federal, state, and foreign taxes. The Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the three months ended March 31, 2021, the Company recorded an income tax benefit of $4.8 million, including a $4.3 million discrete tax benefit related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the HuffPost Acquisition.

As of March 31, 2022, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Non-GAAP Financial Measure

Consolidated Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax provision (benefit), interest expense, interest income, other income, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.

We believe Adjusted EBITDA is relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by our management. However, there are limitations to the use of Adjusted EBITDA and our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA should not be considered a substitute for loss from operations, net loss, or net loss attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.

Reconciliation from Net loss to Adjusted EBITDA

The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net loss	$(44,566)	$(11,325)
Income tax provision (benefit)	350	(4,816)
Interest expense	4,884	344
Interest income	(95)	(66)
Other income, net	(862)	(660)
Depreciation and amortization	8,481	5,269
Stock-based compensation	3,940	138
Change in fair value of warrant liabilities	3,416	—
Change in fair value of derivative liability	1,575	—
Restructuring(1)	1,843	3,645
Transaction costs(2)	2,955	3,212
Public company readiness costs(3)	1,315	—
Adjusted EBITDA	$(16,764)	$(4,259)
(1)	For the three months ended March 31, 2022, reflects costs associated with the organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. For the three months ended March 31, 2021, reflects costs associated with involuntary terminations of employees across various roles and levels as part of the integration of the HuffPost Acquisition.
(2)	Reflects one-time legal, advisory, consulting and incremental compensation expenses associated with the Business Combination.
(3)	Reflects public company readiness costs associated with the establishment of our public company structure and processes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and borrowings under our Revolving Credit Facility (as defined below), as well as cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds and totaled $74.5 million and $79.7 million at March 31, 2022 and December 31, 2021, respectively.

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

The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit our ability to incur additional indebtedness, grant liens, pay dividends, hold unpermitted investments, repurchase or redeem equity interests or make material changes to the business. We were in compliance with the financial covenant as of March 31, 2022.

The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records and related assets.

As of March 31, 2022, we had outstanding borrowings under the Revolving Credit Facility of $28.5 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $6.0 million.

Convertible Notes

In connection with the Business Combination, we completed the issuance of $150.0 million of unsecured convertible notes due 2026 (the “Notes”). The Notes bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes are convertible into approximately 12,000,000 shares of our Class A common stock at an initial conversion price of $12.50 and mature on December 3, 2026.

We may, at our election, force conversion of the Notes after the third anniversary of the issuance of the Notes, subject to a holder’s prior right to convert and certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes, we will be obligated to pay an amount equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to 12 month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.

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

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,142	$9,518
Net cash (used in) provided by investing activities	(5,922)	2,958
Net cash (used in) provided by financing activities	(227)	35,142

Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities decreased by $8.4 million compared to the three months ended March 31, 2021. The decrease in cash provided by operating activities was primarily driven by a $10.4 million increase in net loss, adjusted for non-cash items, a $9.0 million decrease in the change in accrued compensation, a $3.7 million decrease in the change in accounts payable, and a $3.0 million decrease in the change in accrued liabilities and other current liabilities, partially offset by a $11.9 million increase in the change in prepaid and other assets, and a $7.2 million increase in the change in accounts receivable.

Investing Activities

For the three months ended March 31, 2022, cash used in investing activities was $5.9 million, which consists of $3.6 million of expenditures on internal-use software and $2.3 million of capital expenditures.

For the three months ended March 31, 2021, cash provided by investing activities was $3.0 million, which consists of $5.2 million of net cash acquired as part of the HuffPost Acquisition, partially offset by $1.3 million of expenditures on internal-use software and fixed assets of $0.9 million.

Financing Activities

For the three months ended March 31, 2022, cash used in financing activities was $0.2 million, principally consisting of $0.6 million of deferred reverse recapitalization costs, partially offset by proceeds from the exercise of stock options of $0.4 million.

For the three months ended March 31, 2021, cash provided by financing activities was $35.1 million, principally consisting of $35.0 million of proceeds from the issuance of common stock related to the equity investment in us by an affiliate of Verizon.

Contractual Obligations

Our principal commitments consist of obligations for office space under non-cancelable operating leases with various expiration dates through 2029 as well as repayment of borrowings under our Revolving Credit Facility and Notes.

In September 2018, concurrent with an investment in a private company, we agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and our prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of March 31, 2022, the maximum amount under the guarantee was $2.3 million, and no liability was recognized with respect to the guarantee.

Refer to Note 9, Note 15, and Note 16 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements and related notes in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, and related disclosure. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or judgment is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates or assumptions could have a material impact on our condensed consolidated financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a more complete discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted and Issued Accounting Pronouncements

Refer to Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Accounting Election

Section 102 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are an emerging growth company and have elected to take advantage of the extended transition period. As a result, the condensed consolidated financial statements of BuzzFeed, Inc. may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of 890’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Fluctuation Risk

Our exposure to interest rates relates primarily to the variable interest component on our Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. These exposures were not material for the three months ended March 31, 2022 or 2021, but may become material in the future.

Equity Investment Risk

We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $3.6 million at March 31, 2022 and $2.3 million at December 31, 2021.

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

During 2022, with the oversight of senior management, we have hired and will continue to hire additional accounting personnel with technical accounting and financial reporting experience. We have also supplemented accounting resources with external advisors to assist with performing technical accounting activities. We are in the process of identifying and implementing the specific controls to remediate the material weaknesses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the period covered in this report, our disclosure controls and procedures were not effective.

Notwithstanding the assessment that our disclosure controls and procedures are not effective, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Changes in Internal Control over Financial Reporting

On December 3, 2021, the Company acquired Complex Networks (see Note 3 to the accompanying condensed consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Other than as noted above, and in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

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

On March 15, 2022, two mass arbitrations were initiated before the American Arbitration Association (the “AAA”) against the Company and certain of its executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation (the “Arbitrations”) by 91 individuals purportedly employed by BuzzFeed Media Enterprises, Inc. or its predecessor in interest, a wholly owned subsidiary of the Company (the “Claimants”). Claimants allege that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the business combination of 890 Fifth Avenue and legacy BuzzFeed, Inc., and assert claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act of 1933.  Claimants seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

On April 21, 2022, the BuzzFeed Defendants filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable (the "Delaware Action"). The complaint seeks declaratory and injunctive relief.  A hearing on the merits of the Delaware Action is scheduled for July 26, 2022.  Effective April 21, 2022, the AAA has stayed the Arbitrations for a period of 60 days pursuant to Section 1 of the AAA Employment Arbitration Rules and Mediation Procedures. The parties have agreed to extend the stay of the Arbitrations until the Court of Chancery decides the merits of the Delaware Action.  The Company does not believe that the final outcome of the Arbitrations will have a material adverse effect on its financial position, results of operations, or cash flows.

For information regarding other legal proceedings in which we are involved, see Note 16 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Other than as described below, our risk factors have not changed materially since December 31, 2021.

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

Through June 1, 2022, an aggregate of (i) 102,688,447 shares of our Class A common stock (including 2,776,073 shares of our Class A common stock subject to outstanding equity awards), (ii) 12,019,830 shares of our Class B common stock and (iii) 6,478,031 shares of our Class C common stock held by our stockholders are subject to transfer restrictions set forth in the registration rights agreement and the investors’ rights agreement entered into in connection with the Business Combination. As a result, a significant number of shares of Class A common stock will be available for sale on June 2, 2022. In addition, through the earlier of (i) December 3, 2022, (ii) the date that the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing May 2, 2022, and (iii) the date on which the company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, an aggregate of 7,187,500 shares of our Class A common stock held by 200 Park Avenue Partners, LLC , PA 2 Co-Investment LLC , Craig-Hallum Capital Group LLC and certain affiliated individuals, are subject to transfer restrictions set forth in the registration rights agreement entered into in connection with the Business Combination. Following the expiration of each lock-up, the applicable securityholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws.

In addition, exercises of significant amounts of options or the settlement of significant amounts of equity awards at one time, including any related sales of shares of Class A common stock as a result of sell-to-cover transactions effected to address any associated tax liabilities or any discretionary sales by the holders of equity awards, could also reduce the market price of our Class A common stock. The Company generally restricts the sale of equity securities by officers, directors and employees to designated window periods each quarter. If there are significant exercises of options or settlement of equity awards in a limited period of time, such issuances would be very dilutive to existing stockholders. In addition, significant sales of shares of Class A common stock at one time as a result of associated sell-to-cover transactions or discretionary sales effected in connection with such exercises or settlement, including to cover holders’ tax obligations associated with the exercise and/or settlement of certain options and RSUs, may result in trading volatility and reduce the market price of our Class A common stock.

The consummation of the Business Consummation satisfied a liquidity condition for 2.7 million RSUs, causing these RSUs to vest. The Business Combination did not satisfy a liquidity condition for an additional 2.5 million of RSUs (“Liquidity 1 RSUs”). However, on May 12, 2022, the Company’s board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting them to vest also (based on service). On May 12, 2022, 2.4 million Liquidity 1 RSUs were outstanding. As a result of the vesting of these RSUs, a significant number of shares of Class A common stock may be sold in the public market in order to pay for the withholding tax due upon the vesting of these RSUs, and holders of RSUs may also elect to sell the shares of Class A common stock they receive upon the settlement of the RSUs. We expect that the settlement of 2.1 million of the Liquidity 1 RSUs may occur close in time to the expiration of the lock-up described above on June 1, 2022. Sales of a significant number of shares of our Class A common stock could result in trading volatility and cause the market price of our Class A common stock to decline.

In addition, in the future, we may issue preferred shares or other equity ranking senior to our Class A common stock. Preferred shares have, and those other securities will generally have, priority upon liquidation. Such securities also may be governed by an instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Because our decision to issue equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our Class A common stock and be dilutive to existing shareholders.

As restrictions on resale end, equity awards vest and registration statements become available for use, the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1‡	Change in Control and Severance Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 9, 2022)
10.2‡	Offer Letter, dated March 25, 2022, between BuzzFeed and Marcela Martin (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2022)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

‡Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

# This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BuzzFeed, Inc.

		By:	/s/ Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	May 16, 2022