Form 10-Q
period 2022-06-30
BuzzFeed, Inc.
filed 2022-08-09
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 125,426,598 shares of the registrant’s Class A common stock outstanding, 6,683,694 shares of the registrant’s Class B common stock outstanding and 6,478,031 shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
●	demand for products and services and changes in traffic;
●	changes in the business and competitive environment in which we operate;
●	developments and projections relating to our competitors and the digital media industry;
●	the impact of national and local economic and other conditions and developments in technology, each of which could influence the levels (rate and volume) of our advertising, the growth of our business and the implementation of our strategic initiatives;
●	poor quality broadband infrastructure in certain markets;
●	technological developments;
●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;
●	our business, operations and financial performance, including expectations with respect to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder and future business plans and growth opportunities;
●	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future;
●	expectations regarding future acquisitions, partnerships or other relationships with third parties;
●	government regulation, including revised foreign content and ownership regulations;
●	the continued impact of the COVID-19 pandemic and evolving strains of COVID-19 on our business and the actions we may take in the future in response thereto;
●	our ability to maintain the listing of our Class A common stock and warrants on Nasdaq; and
●	other factors detailed under the section entitled “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

BUZZFEED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$68,189	$79,733
Accounts receivable (net of allowance for doubtful accounts of $1,648 as at June 30, 2022 and $1,094 as at December 31, 2021)	89,781	142,909
Prepaid and other current assets	31,521	29,017
Total current assets	189,491	251,659
Property and equipment, net	21,175	23,052
Right-of-use assets	68,022	—
Capitalized software costs, net	18,737	16,554
Intangible assets, net	128,920	136,513
Goodwill	194,556	194,881
Prepaid and other assets	16,363	14,555
Total assets	$637,264	$637,214

Liabilities and Equity
Current liabilities
Accounts payable	$15,963	$16,025
Accrued expenses	25,523	31,386
Deferred rent	—	4,894
Deferred revenue	2,954	1,676
Accrued compensation	29,620	37,434
Current lease liabilities	24,865	—
Other current liabilities	1,555	2,731
Total current liabilities	100,480	94,146
Deferred rent	—	12,504
Noncurrent lease liabilities	59,438	—
Debt	149,404	141,878
Derivative liability	1,650	4,875
Warrant liabilities	1,579	4,938
Other liabilities	3,627	3,992
Total liabilities	316,178	262,333

Commitments and contingencies

Redeemable noncontrolling interest	—	2,294

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 125,424 and 116,175 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12	11
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 6,686 and 12,397 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 6,478 issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	709,818	695,869
Accumulated deficit	(390,765)	(322,106)
Accumulated other comprehensive loss	(2,378)	(3,233)
Total BuzzFeed, Inc. stockholders’ equity	316,689	370,543
Noncontrolling interests	4,397	2,044
Total stockholders’ equity	321,086	372,587
Total liabilities and equity	$637,264	$637,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$106,760	$89,104	$198,318	$161,752
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	61,529	44,943	122,347	87,066
Sales and marketing	18,688	11,574	36,491	22,952
General and administrative	32,565	21,743	65,127	45,445
Research and development	10,253	6,900	17,445	13,599
Depreciation and amortization	8,613	4,357	17,094	9,626
Total costs and expenses	131,648	89,517	258,504	178,688
Loss from operations	(24,888)	(413)	(60,186)	(16,936)
Other (expense) income, net	(3,440)	155	(2,578)	815
Interest expense, net	(5,032)	(373)	(9,821)	(651)
Change in fair value of warrant liabilities	6,775	—	3,359	—
Change in fair value of derivative liability	4,800	—	3,225	—
Loss before income taxes	(21,785)	(631)	(66,001)	(16,772)
Income tax provision (benefit)	1,796	158	2,146	(4,658)
Net loss	(23,581)	(789)	(68,147)	(12,114)
Net income attributable to the redeemable noncontrolling interest	—	85	164	145
Net income (loss) attributable to noncontrolling interests	184	(292)	348	(310)
Net loss attributable to BuzzFeed, Inc.	$(23,765)	$(582)	$(68,659)	$(11,949)

Net loss per Class A, Class B and Class C common share:
Basic	$(0.17)	$(0.03)	$(0.50)	$(0.71)
Diluted	$(0.17)	$(0.03)	$(0.50)	$(0.71)
Weighted average common shares outstanding:
Basic	137,381	18,550	136,906	16,878
Diluted	137,381	18,550	136,906	16,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(23,581)	$(789)	$(68,147)	$(12,114)
Other comprehensive loss
Foreign currency translation adjustment	505	105	402	(224)
Other comprehensive income (loss)	505	105	402	(224)
Comprehensive loss	(23,076)	(684)	(67,745)	(12,338)
Comprehensive income attributable to the redeemable noncontrolling interest	—	85	164	145
Comprehensive income (loss) attributable to noncontrolling interests	184	(292)	348	(310)
Foreign currency translation adjustment attributable to noncontrolling interests	(453)	—	(453)	—
Comprehensive loss attributable to BuzzFeed, Inc.	$(22,807)	$(477)	$(67,804)	$(12,173)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (In thousands)

	Six Months Ended June 30, 2022
									Accumulated	Total
	Common Stock –		Common Stock –		Common Stock –		Additional		other	BuzzFeed, Inc.		Total
	Class A		Class B		Class C		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	equity	interests	equity
Balance at January 1, 2022	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net loss	—	—	—	—	—	—	—	(44,894)	—	(44,894)	164	(44,730)
Stock-based compensation	—	—	—	—	—	—	3,940	—	—	3,940	—	3,940
Issuance of common stock in connection with share-based plans	411	1	—	—	—	—	358	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Conversion of Class B common stocks to Class A common stock	103	—	(103)	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	116,689	$12	12,294	$1	6,478	$1	$700,167	$(367,000)	$(3,336)	$329,845	$2,208	$332,053
Net loss	—	—	—	—	—	—	—	(23,765)	—	(23,765)	184	(23,581)
Stock-based compensation	—	—	—	—	—	—	11,284	—	—	11,284	—	11,284
Issuance of common stock in connection with share-based plans	3,561	—	—	—	—	—	2	—	—	2	—	2
Shares withheld for employee taxes	(434)	—	—	—	—	—	(1,635)	—	—	(1,635)	—	(1,635)
Other comprehensive income	—	—	—	—	—	—	—	—	958	958	(453)	505
Reclassification of noncontrolling interest (see Note 10)	—	—	—	—	—	—	—	—	—	—	2,458	2,458
Conversion of Class B common stock to Class A common stock	5,608	—	(5,608)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	125,424	$12	6,686	$1	6,478	$1	$709,818	$(390,765)	$(2,378)	$316,689	$4,397	$321,086

	Six Months Ended June 30, 2021
									Accumulated	Total
	Common Stock –		Common Stock –		Common Stock –		Additional		other	BuzzFeed, Inc.		Total
	Class A		Class B		Class C		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit) equity	interests	(deficit) equity
Balance at January 1, 2021	1,540	$—	10,439	$1	—	$—	$36,373	$(346,818)	$(3,359)	$(313,803)	$—	$(313,803)
Net loss	—	—	—	—	—	—	—	(11,367)	—	(11,367)	(18)	(11,385)
Issuance of common stock	—	—	—	—	3,839	1	34,999	—	—	35,000	—	35,000
HuffPost Acquisition	—	—	—	—	2,639	—	24,064	—	—	24,064	2,122	26,186
Stock-based compensation	—	—	—	—	—	—	138	—	—	138	—	138
Issuance of common stock upon exercise of stock options	6	—	49	—	—	—	142	—	—	142	—	142
Other comprehensive loss	—	—	—	—	—	—	—	—	(329)	(329)	—	(329)
Balance at March 31, 2021	1,546	$—	10,488	$1	6,478	$1	$95,716	$(358,185)	$(3,688)	$(266,155)	$2,104	$(264,051)
Net loss	—	—	—	—	—	—	—	(582)	—	(582)	(292)	(874)
Stock-based compensation	—	—	—	—	—	—	209	—	—	209	—	209
Issuance of common stock upon exercise of stock options	9	—	55	—	—	—	145	—	—	145	—	145
Merger of BuzzFeed Japan and HuffPost Japan	—	—	—	—	—	—	—	—	—	—	(510)	(510)
Other comprehensive income	—	—	—	—	—	—	—	—	105	105	—	105
Balance at June 30, 2021	1,555	$—	10,543	$1	6,478	$1	$96,070	$(358,767)	$(3,583)	$(266,278)	$1,302	$(264,976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(68,147)	$(12,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,094	9,626
Unrealized loss (gain) on foreign currency	2,811	(254)
Stock based compensation	15,224	347
Change in fair value of warrants	(3,359)	—
Change in fair value of derivative liability	(3,225)	—
Amortization of debt discount and deferred issuance costs	2,527	—
Deferred income tax	2,088	(4,299)
Provision for doubtful accounts	554	(613)
Unrealized gain on investment	(1,260)	—
Non-cash lease expense	9,727	—
Changes in operating assets and liabilities:
Accounts receivable	51,831	33,793
Prepaid expenses and other current assets and prepaid expenses and other assets	(3,216)	(7,778)
Accounts payable	(1,167)	588
Deferred rent	—	(1,147)
Accrued compensation	(7,242)	351
Accrued expenses, other current liabilities and other liabilities	(7,733)	(2,997)
Lease liabilities	(11,592)	—
Deferred revenue	1,284	(248)
Cash (used in) provided by operating activities	(3,801)	15,255

Investing activities:
Capital expenditures	(2,828)	(970)
Capitalization of internal-use software	(6,646)	(4,286)
Cash from acquired business, net	—	5,200
Cash (used in) provided by investing activities	(9,474)	(56)

Financing activities:
Proceeds from issuance of common stock	—	35,000
Proceeds from exercise of stock options	360	287
Payment for shares withheld for employee taxes	(1,635)	—
Borrowings (payments) on revolving credit facilities	5,000	(1,304)
Deferred reverse recapitalization costs	(585)	—
Cash provided by (used in) financing activities	3,140	33,983
Effect of currency translation on cash and cash equivalents	(1,409)	(499)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,544)	48,683
Cash and cash equivalents and restricted cash at beginning of period	79,733	106,126
Cash and cash equivalents and restricted cash at end of period	$68,189	$154,809

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

On December 3, 2021 (the “Closing Date”), the Company consummated the previously announced business combinations in connection with (i) that certain Agreement and Plan of Merger, dated June 24, 2021 (as amended, the “Merger Agreement”), by and among 890 5th Avenue Partners, Inc. (“890”), certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed”); and (ii) the Membership Interest Purchase Agreement, dated as of March 27, 2021 (as amended, the “C Acquisition Purchase Agreement”), by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc., pursuant to which the Company acquired 100% of the membership interests of CM Partners, LLC. CM Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” The transactions contemplated by the Merger Agreement, including the acquisition of Complex Networks, are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination, 890 was renamed “BuzzFeed, Inc.”

The shares and corresponding capital amounts and earnings per share related to Legacy BuzzFeed redeemable convertible preferred stock (other than Series F Preferred Stock and Series G Preferred Stock) and Legacy BuzzFeed common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 0.306 established in the Business Combination. Shares of Legacy BuzzFeed Series F Preferred Stock and Series G Preferred Stock have been restated based on the exchange into 30,880,000 shares of BuzzFeed Class A common stock established in the Business Combination.

In addition, pursuant to subscription agreements entered into in connection with the Merger Agreement, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 concurrently with the closing of the Business Combination (the “Notes”).

Liquidity

As of and for the six months ended June 30, 2022, the Company had cash and cash equivalents of $68.2 million. However, the Company has a history of losses, and had an accumulated deficit of $390.8 million as of June 30, 2022. The Company has cash available on hand and management believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they become due within one year from the date these condensed consolidated financial statements are issued.

COVID-19

In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty and significantly impacted the Company’s business and results of operations.

The Company believes the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of the Company’s commerce revenue decelerated during 2021 and continued to decelerate in the first half of 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

The continued duration and severity of the COVID-19 pandemic and evolving strains of COVID-19 is uncertain, rapidly changing, and difficult to predict. The degree to which COVID-19-related disruptions impact the Company’s future results will depend on future developments, which are outside of the Company’s control, including, but not limited to, the duration of the pandemic, its severity, the success of actions taken to contain or prevent the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The Company’s growth rate has been, and may continue to be, impacted by additional macroeconomic factors beyond its control, such as inflation and its effect on interest rates, retail businesses reopening, increased consumer spending on travel and other discretionary items, and the absence of new U.S. and other government economic stimulus programs, among other things.

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

On January 1, 2021, the Company adopted the amended guidance in ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result, the capitalization of costs incurred to produce episodic television series is no longer limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, under this guidance the Company tests its film costs for impairment on a title-by-title basis or together with other films and series as part of a group, based on the predominant monetization strategy of the film or series. Further, for film costs monetized in a film group, the guidance requires any change to the estimated life of the film or television series to be accounted for prospectively. The guidance eliminates existing balance sheet classification guidance and adds new disclosure requirements relating to costs for acquired and produced films and television series. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

		Measurement
		Period
	Preliminary	Adjustments	Updated Preliminary
Cash	$2,881	—	$2,881
Accounts receivable	22,581	11	22,592
Prepaid and other current assets	17,827	199	18,026
Property and equipment	332	(15)	317
Intangible assets	119,100	—	119,100
Goodwill	189,391	(325)	189,066
Accounts payable	(2,661)	—	(2,661)
Accrued expenses	(12,319)	(219)	(12,538)
Accrued compensation	(12,867)	349	(12,518)
Deferred revenue	(5,855)	—	(5,855)
Deferred tax liabilities	(22,776)	—	(22,776)
Other liabilities	(1,468)	—	(1,468)
Total consideration for Complex Networks	$294,166	—	$294,166

The table below indicates the estimated fair value of each of the identifiable intangible assets:

		Weighted Average
	Asset Fair Value	Useful Life (Years)
Trademarks & tradenames	97,000	15
Customer relationships	17,000	4
Developed technology	5,100	3

The fair values of the intangible assets were estimated using Level 3 inputs. The fair value of trademarks and trade names was determined using the relief from royalty method, the fair value of customer relationships was determined using the multi-period excess earnings approach, and the fair value of acquired technology was determined using the replacement cost approach. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired resulted in $189.1 million of goodwill, which is primarily attributed to workforce and synergies, and is not deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma information has been presented as if the C Acquisition occurred on January 1, 2020. The information is based on the historical results of operations of Complex Networks, adjusted for:

1.	The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired;
2.	Impacts of issuance of the Notes to partially fund the acquisition, including interest;
3.	The movement and allocation of all acquisition-related costs incurred during the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020;
4.	Associated tax-related impacts of adjustments; and
5.	Changes to align accounting policies.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenue	$117,942	$210,604
Net loss	(6,642)	(25,085)

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
(1)– Represents 8,625,234 shares of Legacy BuzzFeed common stock issued at a value of $2.79 per share. The fair value per share was determined using Level 3 inputs using a combination of a market approach based on guideline public companies and an income approach based on estimated discounted cash flows.

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

The HuffPost Acquisition did not have a material impact on the Company’s revenue or net loss for the three and six months ended June 30, 2021.

Goodwill Impairment Test

The Company reviews goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of June 30, 2022, the Company had $194.6 million of goodwill recorded on its condensed consolidated balance sheet. During the three months ended June 30, 2022, management identified a sustained decline in share price that pushed the Company’s market capitalization below the carrying value of its stockholders’ equity. The Company concluded the sustained decline in share price was a triggering event and proceeded with a quantitative goodwill impairment assessment. The quantitative impairment assessment was performed as of June 30, 2022, utilizing an equal weighting of the income and market approaches. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the Company’s single reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis include, but are not limited to, a discount rate of approximately 20% to account for any risk in achieving the forecast, an average annual revenue growth rate of approximately 12%, and a terminal growth rate for cash flows of 2.5%. The adjusted market capitalization method was used to determine the fair value of the reporting unit under the market approach. The adjusted market capitalization method is calculated by multiplying the average share price of the Company’s common stock for the average between (i) the singular day of June 30, (ii) seven days prior to the measurement date, and (iii) 30 days prior to the measurement date, by the number of outstanding common shares and adding a control premium that reflects the premium a hypothetical buyer might pay. The control premium was estimated using historical transactions over 16 years. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by 6%. As a result, the Company concluded there was no goodwill impairment as of June 30, 2022.

A number of significant assumptions and estimates are involved in the income and market approaches. The income approach assumes the future cash flows reflect market expectations. These fair value measurements require significant judgements using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize impairment charges in future periods. Key assumptions in the market approach include determining a control premium. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of June 30, 2022.

4. Revenue Recognition

Disaggregated Revenue

The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising	$53,224	$47,804	$101,892	$86,453
Content	40,284	24,241	72,563	43,778
Commerce and other	13,252	17,059	23,863	31,521
Total	$106,760	$89,104	$198,318	$161,752

The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$94,152	$80,178	$177,252	$145,780
International	12,608	8,926	21,066	15,972
Total	$106,760	$89,104	$198,318	$161,752

Contract Balances

The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by type, the substantial majority of which require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date) or deferred revenue (customer payment is received in advance of performance). In addition, the Company has determined its contracts generally do not include a significant financing component.

The Company’s contract assets are presented in Prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $11.8 million and $13.3 million at June 30, 2022 and December 31, 2021, respectively. These amounts relate to revenue recognized during the respective year that is expected to be invoiced and collected in the next twelve months.

The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled $3.0 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively.

The amount of revenue recognized during the six months ended June 30, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $1.0 million.

Transaction Price Allocated to Remaining Performance Obligations

The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $2.4 million at June 30, 2022 and is expected to be recognized over the next two years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts, (ii) variable consideration in the form of sales-based royalties, and (iii) variable consideration allocated entirely to wholly unperformed performance obligations.

The Company estimates whether it will be subject to variable consideration under the terms of the contract and includes its estimate of variable consideration, subject to constraint, in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.

5. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities:
Derivative liability	$—	$—	$1,650	$1,650
Other non-current liabilities:
Public Warrants	1,536	—	—	1,536
Private Warrants	—	43	—	43
Total	$1,536	$43	$1,650	$3,229

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1	$—	$—	$1
Total	$1	$—	$—	$1
Liabilities:
Derivative liability	$—	$—	$4,875	$4,875
Other non-current liabilities:
Public Warrants	4,792	—	—	4,792
Private Warrants	—	146	—	146
Total	$4,792	$146	$4,875	$9,813

The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.

The Company’s warrant liability as of June 30, 2022 and December 31, 2021 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Public Warrants are publicly traded under the symbol “BZFDW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.16 and $0.50 as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.

The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	June 30,	December 31,
	2022	2021
Term (in years)	4.4	4.9
Risk-free rate	3.00%	1.25%
Volatility	68.9%	31.5%

The following table represents the activity of the Level 3 instruments:

Derivative
Liability
Balance as of December 31, 2021	$4,875
Change in fair value of derivative liability	(3,225)
Balance as of June 30, 2022	$1,650

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $3.6 million and $2.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company concluded that the fair value of the investment increased $1.3 million during the six months ended June 30, 2022 as the result of observable price changes in orderly transactions for a similar investment in the same issuer.

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$49,992	$47,573
Furniture and fixtures	6,296	6,029
Computer equipment	5,487	5,134
Video equipment	649	648
Total	62,424	59,384
Less: Accumulated depreciation	(41,249)	(36,332)
Net Carrying Value	$21,175	$23,052

Depreciation totaled $2.6 million and $1.7 million for the  three months ended June 30, 2022 and 2021, respectively, and 5.0 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively, included in Depreciation and amortization expense.

7. Capitalized Software Costs, net

Capitalized software costs, net consisted of the following:

	June 30, 2022	December 31, 2021
Website and internal-use software	$88,554	$81,908
Less: Accumulated amortization	(69,817)	(65,354)
Net Carrying Value	$18,737	$16,554

The Company capitalized $3.1 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, and $6.6 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively, included in Capitalized software costs. The Company amortized $2.3 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively, and $4.5 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively, included in Depreciation and amortization expense.

8. Intangible Assets, net

The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	June 30, 2022				December 31, 2021
	Weighted-				Weighted-
	Average				Average
	Remaining	Gross			Remaining
	Useful Lives	Carrying	Accumulated	Net Carrying	Useful Lives	Gross Carrying	Accumulated
	(in years)	Value	Amortization	Value	(in years)	Value	Amortization	Net Carrying Value
Acquired Technology	2	$10,600	$3,513	$7,088	3	$10,600	$1,745	$8,855
Trademarks and Trade Names	14	111,000	5,056	105,944	15	111,000	1,356	109,644
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	3	17,000	2,479	14,521	4	17,000	354	16,646
Total		$139,968	$11,048	$128,920		$139,968	$3,455	$136,513

With respect to intangible assets, the Company amortized $3.8 million and $0.7 million for the three months ended June 30, 2022 and 2021 , respectively, and $7.6 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively, included in Depreciation and amortization expense.

Estimated future amortization expense as of June 30, 2022 is as follows (in thousands):

Remainder of 2022	$7,591
2023	15,183
2024	13,438
2025	11,296
2026	7,400
Thereafter	72,645
Total	$127,553

9. Debt

Revolving Credit Facility

On December 30, 2020, the Company entered into a new three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times, and limits the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenant as of June 30, 2022. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination, namely to, among other things, add the Company and certain other entities as guarantors.

Borrowings under the Revolving Credit Facility bear interest at LIBOR, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (5.54% at June 30, 2022), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.

The Company had outstanding borrowings of $33.5 million and $28.5 million at June 30, 2022 and December 31, 2021, respectively. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at June 30, 2022 and December 31, 2021, and the total unused borrowing capacity was $1.0 million and $5.4 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had $0.3 million of costs in connection with the issuance of debt included in Prepaid and other assets in the condensed consolidated balance sheet.

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

Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $4.6 million and $8.9 million for the three and six months ended June 30, 2022, respectively, of which amortization of the debt discount and issuance costs comprised $1.4 million and $2.5 million for the three and six months ended June 30, 2022, respectively.

The net carrying amount of the Notes as of June 30, 2022 and December 31, 2021 was:

	June 30, 2022	December 31, 2021
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(34,100)	(36,627)
Net carrying value	$115,900	$113,373

The fair value of the Notes was approximately $121.4 million and $126.0 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Notes was estimated using Level 3 inputs.

10.Redeemable Noncontrolling Interest

The redeemable noncontrolling interest represents the interests in BuzzFeed Japan which was held by Yahoo Japan, which was puttable to the Company in certain conditions, none of which were met at June 30, 2022, including material breach of the Joint Venture Agreement with Yahoo Japan (“JVA”) by the Company or the bankruptcy or liquidation of the Company. The redeemable noncontrolling interest was presented outside of the permanent equity on the Company’s condensed consolidated balance sheets as the put right was outside of the Company’s control. Pursuant to the terms of the original JVA, Yahoo Japan held a 49% interest in BuzzFeed Japan. On May 1, 2021, The HuffingtonPost Japan, Limited, a consolidated subsidiary, merged into BuzzFeed Japan. As a result of the merger, Yahoo Japan’s interest in the combined entity was diluted to 24.5%.

On May 17, 2022, Yahoo Japan transferred its interests in BuzzFeed Japan to other third parties. The agreements with the third parties do not contain any put rights. As such, on May 17, 2022, the Company reclassified the former redeemable noncontrolling interest to nonredeemable noncontrolling interest that is presented within permanent equity on the Company’s condensed consolidated balance sheet, with no adjustment to the prior periods presented.

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2022	2021
Balance as of January 1,	$2,294	$848
Allocation of net (income) loss	164	60
Balance as of March 31,	$2,458	$908
Merger of BuzzFeed Japan and HuffPost Japan	—	510
Allocation of net (income) loss	—	85
Reclassification to permanent equity	(2,458)	—
Balance as of June 30,	$—	$1,503

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

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of June 30, 2022 or December 31, 2021.

Stock-Based Compensation

Stock Options

A summary of the stock option activity under the Company’s equity incentive plans is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Balance as of December 31, 2021	4,560	$6.29	3.07	$2,670
Granted	627	4.19
Exercised	(308)	1.02
Forfeited	(191)	6.37
Expired	(453)	7.48
Balance as of June 30, 2022	4,235	6.23	3.74	177
Expected to vest at June 30, 2022	4,235	6.23	3.74	177
Exercisable at June 30, 2022	3,288	6.19	2.19	177

As of June 30, 2022, the total share-based compensation costs not yet recognized related to unvested stock options was $2.5 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity is presented below:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding as of December 31, 2021	5,235	$8.88
Granted	5,226	3.95
Vested	(3,728)	8.48
Forfeited	(775)	6.47
Outstanding as of June 30, 2022	5,958	$5.12

As of June 30, 2022, there was approximately $18.7 million of unrecognized compensation costs related to RSUs. Included in the above are 2.4 million RSUs that vest based on service and upon the occurrence of a sale transaction (“Acquisition”) or the completion of an initial public offering (“Liquidity 1 RSUs”). The Business Combination did not result in the satisfaction of this liquidity condition as it does not meet the definition of an Acquisition per the award agreements. However, on May 12, 2022, the board of directors waived this liquidity condition, permitting the Liquidity 1 RSUs to vest (based on service). As a result, the Company recognized a cumulative catch-up adjustment of $8.2 million, of which $2.3 million was reflected in cost of revenue, excluding depreciation and amortization, $1.0 million in sales and marketing, $1.9 million in general and administrative, and $3.0 million in research and development within the condensed consolidated statement of operations.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation cost included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization	$2,695	$113	$3,155	$155
Sales and marketing	1,391	32	2,113	61
General and administrative	3,782	47	6,380	101
Research and development	3,416	17	3,576	30
Total	$11,284	$209	$15,224	$347

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, for certain employees, the Company net-settles the RSUs and withholds a portion of the shares to satisfy minimum statutory employee withholding tax requirements. Total payment of the employees’ tax obligations to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

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

Holders of convertible preferred stock did not participate in losses and, accordingly, losses for the three and six months ended June 30, 2021 were allocated entirely to holders of Class A, Class B, and Class C common stock. For the three and six months ended June 30, 2022 and 2021, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(23,581)	$(789)	$(68,147)	$(12,114)
Net income attributable to the redeemable noncontrolling interest	—	85	164	145
Net income (loss) attributable to noncontrolling interests	184	(292)	348	(310)
Net loss attributable to holders of Class A, Class B, and Class C common stock	$(23,765)	$(582)	(68,659)	(11,949)
Denominator:
Weighted average common shares outstanding, basic and diluted	137,381	18,550	136,906	16,878
Net loss per common share, basic and diluted	$(0.17)	$(0.03)	$(0.50)	$(0.71)

The table below presents the details of securities that were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	4,235	7,260	4,235	7,260
Restricted stock units	5,958	—	3,546	—
Warrants	9,876	—	9,876	—
Convertible notes	12,000	—	12,000	—
Convertible preferred stock	—	94,360	—	94,360

Additionally, the calculation of diluted loss per share excluded 2.4 and 5.3 million RSUs for the six months ended June 30, 2022 and 2021, respectively, for which the related liquidity condition had not been met.

13.Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax provision (benefit)	$1,796	$158	$2,146	$(4,658)
Effective tax rate	(8.2)%	(25.0)%	(3.3)%	27.8%

For the three and six months ended June 30, 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the three months ended June 30 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.

For the six months ended June 30 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis; however, the Company recorded a $4.3 million discrete tax benefit related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the HuffPost Acquisition.

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

Additionally, on March 22, 2022, as part of a strategic repositioning of BuzzFeed News, the Company shared with NewsGuild, the representative of the BuzzFeed News bargaining unit, a voluntary buyout proposal covering certain desks. That proposal was then negotiated as part of collective bargaining between the BuzzFeed News Union and the Company. On May 6, 2022 the BuzzFeed News Union ratified its collective bargaining agreement with the Company. Also on May 6, 2022, the Company presented BuzzFeed News employees, including members of the BuzzFeed News bargaining unit, with the final negotiated voluntary buyout proposal. Employees had 45 days from May 6, 2022 to indicate whether they would accept the Company’s voluntary buyout proposal.

The Company incurred approximately $3.5 million and $5.3 million of restructuring costs for the three and six months ended June 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the three months ended June 30, 2022, $3.1 million were included in cost of revenue, excluding depreciation and amortization, $0.1 million were included in sales and marketing, $0.2 million were included in general and administrative, and $0.1 million were included in research and development. For the six months ended June 30, 2022, approximately $4.4 million were included in cost of revenue, excluding depreciation and amortization, $0.3 million were included in sales and marketing, $0.5 million were included in general and administrative, and $0.1 million were included in research and development. As of June 30, 2022, $3.4 million of restructuring costs remain unpaid and are included in Accrued compensation on the condensed consolidated balance sheet. These costs are expected to be paid in the third quarter of 2022.

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

The following illustrates the lease costs for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$7,571	$15,168
Sublease income	(1,835)	(3,670)
Total lease cost	$5,736	$11,498

All components of total lease cost are recorded within General and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.

The following amounts were recorded in the Company’s condensed consolidated balance sheet related to operating leases:

June 30, 2022
Assets
Right-of-use assets	$68,022

Liabilities
Current lease liabilities	24,865
Noncurrent lease liabilities	59,438
Total lease liabilities	$84,303

Other information related to leases was as follows:

Six Months Ended
June 30, 2022
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	16,926

June 30, 2022
Weighted average remaining lease term (years)	3.52
Weighted average discount rate	13.01%

Maturities of lease liabilities as of June 30, 2022 were as follows:

Year	Operating Leases
Remainder of 2022	$17,165
2023	32,111
2024	23,796
2025	21,059
2026	8,352
Thereafter	2,406
Total lease payments	104,889
Less: imputed interest	(20,586)
Total	$84,303

Sublease receipts to be received in the future under noncancelable subleases as of June 30, 2022 were as follows:

Year	Amount
Remainder of 2022	$3,670
2023	7,204
2024	7,048
2025	7,048
2026	2,763
Thereafter	178
Total	$27,911

Future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 are as follows:

Year	Amount
2022	$33,817
2023	31,910
2024	23,885
2025	21,148
2026	8,441
Thereafter	2,642
Total	$121,843

16.Commitments and Contingencies

Guarantees

In September 2018, at the time of its equity investment in a private company, the Company agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and the Company’s prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of June 30, 2022, the maximum amount of the guarantee was $1.9 million, and no liability was recognized with respect to the guarantee.

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

Legal Matters

The Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty and the impact that the final resolution of such matters will ultimately have on the Company’s condensed consolidated financial statements is not known, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s future results of operations or cash flows.

The Company settled or resolved certain legal matters during the three and six months ended June 30, 2022 and 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated balance sheets, results of operations or cash flows.

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

18.Related Party Transactions

The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”) of $1.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. The Company recognized expenses under contractual obligations from NBCU of $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the three and six months ended June 30, 2022, respectively. The Company had outstanding receivable balances of $1.2 million and $1.2 million from NBCU as of June 30, 2022 and December 31, 2021, respectively. The Company had outstanding payable balances of nil and $0.3 million to NBCU as of June 30, 2022 and December 31, 2021, respectively.

19. Supplemental Disclosures

Film Costs

Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	June 30, 2022	December 31, 2021
Individual Monetization:
Feature films in production	$4,776	$3,690
Total	$4,776	$3,690

No amortization of film costs was recorded during the three or six months ended June 30, 2022 or 2021.

Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
	2022	2021
Cash paid for income taxes, net	$2,059	$1,020
Cash paid for interest	7,818	429
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	187	229
Issuance of common stock for HuffPost Acquisition	—	24,064

20. Other (Expense) Income, Net

Other (expense) income, net consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Exchange (loss) gain	(3,278)	166	(3,501)	266
Unrealized gain (loss) on investments	—	—	1,260	—
Other (expense)	(182)	(151)	(393)	(177)
Other income	20	140	56	726
Total	$(3,440)	$155	$(2,578)	$815

21. Subsequent Events

Unless otherwise disclosed, there were no material subsequent events through August 9, 2022, the date the condensed consolidated financial statements were available to be issued, which have not already been reflected or disclosed in the condensed consolidated financial statements.

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

Company Overview

BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, buy, and obsess over next. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, Tasty, BuzzFeed News, HuffPost, and Complex Networks, we reach more than 100 million viewers monthly. And, across our combined network of brands, we are the number one destination for Gen Z and Millennials amongst our competitive set.

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

The Business Combination

On December 3, 2021 (the “Closing Date”), we consummated the previously announced business combinations in connection with (i) that certain Agreement and Plan of Merger, dated June 24, 2021 (as amended, the “Merger Agreement”), by and among 890 5th Avenue Partners, Inc. (“890”), certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“ Legacy BuzzFeed”); and (ii) the Membership Interest Purchase Agreement, dated as of March 27, 2021 (as amended, the “C Acquisition Purchase Agreement”), by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc., pursuant to which we acquired 100% of the membership interests of CM Partners, LLC. CM Partners, LLC, together with

Complex Media, Inc., is referred to herein as “Complex Networks.” The transactions contemplated by the Merger Agreement, including the acquisition of Complex Networks, are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination, 890 was renamed “BuzzFeed, Inc.”

Additionally, pursuant to subscription agreements entered into in connection with the Merger Agreement, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 concurrently with the closing of the Business Combination (the “Notes”). Refer to Note 9 to the unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Additionally, the Business Combination satisfied a liquidity condition for 2.7 million RSUs and we recognized approximately $16.0 million of incremental stock-based compensation expense as a cumulative catch-up adjustment based on the number of RSUs outstanding and the requisite service completed at December 3, 2021 (“Liquidity 2 RSUs”). There are a further 2.4 million restricted stock units with a liquidity condition that the Business Combination did not satisfy (“Liquidity 1 RSUs”). However, on May 12, 2022, the board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting the RSUs to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expense associated with the Liquidity 1 RSUs in the second quarter of 2022. See Note 11 to the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Restructuring

On March 22, 2022, in connection with the acquisition of Complex Networks, we approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. Additionally, on March 22, 2022, as part of a strategic repositioning of BuzzFeed News, the Company shared with NewsGuild, the representative of the BuzzFeed News bargaining unit, a voluntary buyout proposal covering certain desks. That proposal was then negotiated as part of collective bargaining between the BuzzFeed News Union and us. On May 6, 2022 the BuzzFeed News Union ratified its collective bargaining agreement with us. Also on May 6, 2022, we presented BuzzFeed News employees, including members of the BuzzFeed News bargaining unit, with the final negotiated voluntary buyout proposal. Employees had 45 days from May 6, 2022 to indicate whether they would accept our voluntary buyout proposal.

We incurred approximately $3.5 million and $5.3 million of restructuring costs for the three and six months ended June 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the three months ended June 30, 2022, $3.1 million were included in cost of revenue, excluding depreciation and amortization, $0.1 million were included in sales and marketing, $0.2 million were included in general and administrative, and $0.1 million were included in research and development. For the six months ended June 30, 2022, approximately $4.4 million was included in cost of revenue, excluding depreciation and amortization, $0.3 million was included in sales and marketing, $0.5 million was included in general and administrative, and $0.1 million was included in research and development.

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

We believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue decelerated during 2021 and continued to decelerate in the first half of 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

The continued duration and severity of the COVID-19 pandemic and evolving strains of COVID-19 is uncertain, rapidly changing, and difficult to predict. The degree to which COVID-19-related disruptions impact our future results will depend on future developments, which are outside of our control, including, but not limited to, the duration of the pandemic, its severity, the success of actions taken to contain or prevent the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Our growth rate may continue to be impacted by additional macroeconomic factors beyond our control, such as inflation and its effect on interest rates, retail businesses reopening, increased consumer spending on travel and other discretionary items, and the absence of new U.S. and other government economic stimulus programs, among other things.

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. However, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in more than three years and signaled that additional rate increases would continue throughout the year. It is possible that significant increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict. Please see Part II, Item 1A “Risk Factors” elsewhere in this Form 10-Q for additional details.

Executive Overview

The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP
Total revenue	$106,760	$89,104	$198,318	$161,752
Loss from operations	$(24,888)	$(413)	$(60,186)	$(16,936)
Net loss	$(23,581)	$(789)	$(68,147)	$(12,114)
Non-GAAP
Adjusted EBITDA(1)	$2,093	$5,574	$(14,671)	$1,315
Non-Financial
Time Spent(2)	154,342	189,673	338,278	381,340
—% on owned and operated properties	46%	37%	41%	36%
—% on third-party platforms	54%	63%	59%	64%
(1)	See “Reconciliation from Net income (loss) to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)	We define Time Spent as the estimated total number of hours spent by users on (i) our owned and operated U.S. properties, (ii) our content on Apple News, (iii) our content on YouTube in the U.S., as reported by Comscore, and (iv) our content on Facebook, as reported by Facebook. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we do not have advertising capabilities that materially contribute to our advertising revenue, including TikTok, Instagram, Snapchat and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore and Facebook to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show, the volume of purchases made through our affiliate links, and the overall value of our offerings to our customers. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner or comparable to similarly titled measures presented by other companies. Time Spent for the three and six months ended June 30, 2022 decreased by 19% and 11%, respectively, driven by a decline in time spent by users on Facebook, partially offset by the C Acquisition. Excluding the impact of the C Acquisition, Time Spent declined consistent with broader industry trends.

Components of Results of Operations

Revenue: The majority of our revenue is generated through the following types of arrangements:

●	Advertising: Consists of display, programmatic, and video advertising on our owned and operated sites and applications and social media platforms. The majority of our advertising revenue is monetized on a per-impression basis; however, we also generate revenue from advertising products that are not monetized on a per-impression basis (for example, page takeovers that are monetized on a per-day basis). Advertising revenue is recognized in the period that the related impression or non-impression based metric is delivered. Programmatic impressions on third-party platforms, including Facebook and YouTube, are controlled by the individual platforms, and the respective advertising revenue optimization strategies of these platforms have an impact on the number of programmatic impressions that these platforms serve. These optimization strategies change from time to time and have varying impacts on the numbers of programmatic impressions served. Additionally, there is a component of our advertising revenue derived from sources where we are unable to obtain impression data. We generate an immaterial portion of our advertising revenue on platforms excluded from our measurement of Time Spent.
●	Content: Includes revenue generated from creating content, including promotional content, customer advertising and feature films. Content revenue is recognized when the content, or the related action (click or view), is delivered.
●	Commerce and other: Includes affiliate marketplace revenue and licensing of intellectual property. We participate in multiple marketplace arrangements with third parties whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, we receive a commission fee for that sale from the third party. Affiliate marketplace revenue is recognized when a successful sale is made and the commission is earned. Additionally, we generate other revenues from the production of live and virtual events such as ComplexCon and ComplexLand. We recognize revenue related to such events in the period in which the event occurred, as and when the services are delivered.

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

Results of Operations:

Comparison of results for the three and six months ended June 30, 2022 and 2021

The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$106,760	$89,104	$198,318	$161,752
Costs and expenses
Cost of revenue, excluding depreciation and amortization	61,529	44,943	122,347	87,066
Sales and marketing	18,688	11,574	36,491	22,952
General and administrative	32,565	21,743	65,127	45,445
Research and development	10,253	6,900	17,445	13,599
Depreciation and amortization	8,613	4,357	17,094	9,626
Total costs and expenses	131,648	89,517	258,504	178,688
Loss from operations	(24,888)	(413)	(60,186)	(16,936)
Other (expense) income, net	(3,440)	155	(2,578)	815
Interest expense, net	(5,032)	(373)	(9,821)	(651)
Change in fair value of warrant liabilities	6,775	—	3,359	—
Change in fair value of derivative liability	4,800	—	3,225	—
Loss before income taxes	(21,785)	(631)	(66,001)	(16,772)
Income tax provision (benefit)	1,796	158	2,146	(4,658)
Net loss	(23,581)	(789)	(68,147)	(12,114)
Net income attributable to the redeemable noncontrolling interest	—	85	164	145
Net income (loss) attributable to noncontrolling interests	184	(292)	348	(310)
Net loss attributable to BuzzFeed, Inc.	$(23,765)	$(582)	$(68,659)	$(11,949)

Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization	$2,695	$113	$3,155	$155
Sales and marketing	1,391	32	2,113	61
General and administrative	3,782	47	6,380	101
Research and development	3,416	17	3,576	30
Total	$11,284	$209	$15,224	$347

The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	58%	50%	62%	54%
Sales and marketing	18%	13%	18%	14%
General and administrative	31%	24%	33%	28%
Research and development	10%	8%	9%	8%
Depreciation and amortization	8%	5%	9%	6%
Total costs and expenses	123%	100%	130%	110%
Loss from operations	(23)%	—	(30)%	(10)%
Other (expense) income, net	(3)%	—	(1)%	—
Interest expense, net	(5)%	—	(5)%	—
Change in fair value of warrant liabilities	6%	—	2%	—
Change in fair value of derivative liability	4%	—	2%	—
Loss before income taxes	(20)%	(1)%	(33)%	(10)%
Income tax provision (benefit)	(2)%	—	(1)%	(3)%
Net loss	(22)%	(1)%	(34)%	(7)%
Net income attributable to the redeemable noncontrolling interest	0%	—	0%	—
Net income (loss) attributable to noncontrolling interests	0%	—	0%	—
Net loss attributable to BuzzFeed, Inc.	(22)%	(1)%	(34)%	(7)%
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

Total revenue was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Advertising	$53,224	$47,804	11%	$101,892	$86,453	18%
Content	40,284	24,241	66%	72,563	43,778	66%
Commerce and other	13,252	17,059	(22)%	23,863	31,521	(24)%
Total revenue	$106,760	$89,104	20%	$198,318	$161,752	23%

Advertising revenue increased by $5.4 million, or 11%, for the three months ended June 30, 2022, driven by a $6.0 million, or 16%, increase in advertising on our owned and operated properties, partially offset by a $0.6 million, or 5%, decrease in advertising on third-party platforms. The increase in advertising revenue on our owned and operated properties reflects the acquisition of Complex Networks, which contributed $7.8 million of advertising revenue. Excluding Complex Networks, advertising revenue decreased by $1.8 million, or 5%, $1.0 million of which was driven by sources where we do not have impression based data, with the remaining $0.8 million driven by a 3% decline in overall pricing. Advertising revenue from third-party platforms reflects a contribution from Complex Networks of $2.9 million. Excluding the impact of Complex Networks, advertising revenue decreased by $3.5 million, or 32%, largely due to the decrease in Time Spent on distributed networks, reflecting a 42% decrease in the number of programmatic impressions delivered, partially offset by a 15% increase in overall pricing.

Advertising revenue increased by $15.4 million, or 18%, for the six months ended June 30, 2022, driven by a $16.8 million, or 26%, increase in advertising on our owned and operated properties, partially offset by a $1.4 million, or 7%, decrease in advertising on third-party platforms. The increase in advertising on our owned and operated properties reflects the acquisition of Complex Networks, which contributed $15.6 million of advertising revenue. Excluding Complex Networks, advertising revenue increased by $1.2 million, or 2%, reflecting an 11% increase in the number of programmatic impressions delivered, partially offset by a 7% decline in overall pricing. The decrease in advertising on third-party platforms reflects a contribution from Complex Networks of $5.5 million. Excluding the impact of Complex Networks, advertising revenues decreased by $6.9 million, or 32%, largely due to the decrease in Time Spent on distributed networks, reflecting a 38% decline in the number of programmatic impressions delivered, partially offset by a 14% increase in overall pricing.

Content revenue increased by $16.0 million, or 66%, for the three months ended June 30, 2022, largely driven by the acquisition of Complex Networks which contributed $12.9 million of content revenue. Excluding the impact of Complex Networks, content revenue increased $3.1 million driven by an increase in content revenue from feature films.

Content revenue increased by $28.8 million, or 66%, for the six months ended June 30, 2022, largely driven by the acquisition of Complex Networks, which contributed $25.0 million of content revenue. Excluding the impact of Complex Networks, content revenue increased $3.8 million driven by growth in content revenue from feature films.

Commerce and other revenue decreased by $3.8 million, or 22%, primarily reflecting a decline in the number of purchases generated driven by a comparison against heightened purchasing activity in the second quarter of 2021 related to the impact of COVID-19, as well as a decline in Facebook-referred traffic. In addition, our commerce and other revenue for the three months ended June 30, 2022 was negatively impacted compared to the prior year period due to the occurrence of Amazon Prime Day in the second quarter of 2021, which took place in the third quarter of 2022. The decline was partially offset by the acquisition of Complex Networks and the introduction of a virtual event.

Commerce and other revenue decreased by $7.7 million, or 24%, driven by a comparison against heightened levels of online shopping during the six months ended June 30, 2021 due to the impact of COVID-19, as well as the decline in the number of purchases generated by Facebook-referred traffic.

Cost of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Cost of revenue	$61,529	$44,943	37%	$122,347	$87,066	41%
As a percentage of revenue	58%	50%		62%	54%

Cost of revenue increased by $16.6 million, or 37%, for the three months ended June 30, 2022 driven by $9.0 million of increased costs related to Complex Networks ($5.9 million of which was compensation expense), $2.9 million of increased restructuring expenses, $2.6 million of increased stock-based compensation expense primarily related to the cumulative catch-up adjustment recorded in the second quarter of 2022 with respect to the Liquidity 1 RSUs, and $1.7 million of other costs of sales associated with our growth in revenue.

Cost of revenue increased by $35.3 million, or 41%, for the six months ended June 30, 2022 driven by $17.9 million of increased costs related to Complex Networks ($12.2 million of which was compensation expense), an $8.3 million increase in variable cost of revenue associated with our growth in revenue, $3.0 million in increased stock-based compensation expense primarily attributable to the cumulative catch-up adjustment associated with the Liquidity 1 RSUs in the second quarter of 2022 and the remaining relates to vesting of the Liquidity 2 RSUs as well as new hire grants, $2.6 million in increased compensation costs, and $1.0 million of increased restructuring expenses.

Sales and marketing:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$18,688	$11,574	61%	$36,491	$22,952	59%
As a percentage of revenue	18%	13%		18%	14%

Sales and marketing expenses increased by $7.1 million, or 61%, for the three months ended June 30, 2022 driven by a $4.4 million increase in compensation expenses associated with Complex Networks and a $1.4 million increase in stock-based compensation expense primarily related to the cumulative catch-up adjustment recorded in the second quarter of 2022 with respect to the Liquidity 1 RSUs.

Sales and marketing expenses increased by $13.5 million, or 59%, for the six months ended June 30, 2022 driven by a $9.0 million increase in compensation costs associated with Complex Networks and $2.0 million of increased stock-based compensation expense primarily attributable to the cumulative catch-up adjustment recorded in the second quarter of 2022 with respect to the Liquidity 1 RSUs, as well as increased stock-based compensation expense associated with the Liquidity 2 RSUs.

General and administrative:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative	$32,565	$21,743	50%	$65,127	$45,445	43%
As a percentage of revenue	31%	24%		33%	28%

General and administrative expenses increased by $10.8 million, or 50%, for the three months ended June 30, 2022 driven by a $3.7 million increase in stock-based compensation expense primarily associated with the cumulative catch-up adjustment recorded in the second quarter of 2022 with respect to the Liquidity 1 RSUs, a $1.8 million increase in transaction-related costs and certain litigation costs, increased insurance costs of $1.8 million related to being a public company, increased rent of $1.5 million associated with our acquisition of Complex Networks, and a $1.2 million increase in compensation expenses associated with Complex Networks.

General and administrative expenses increased by $19.7 million, or 43%, for the six months ended June 30, 2022 driven by a $6.3 million increase in stock-based compensation expense associated with the cumulative catch-up adjustment recorded in the second quarter of 2022 with respect to Liquidity 1 RSUs as well as increased stock-based compensation expense associated with the Liquidity 2 RSUs, increased insurance costs of $3.6 million related to being a public company, increased rent of $3.0 million associated with our acquisition of Complex Networks, a $2.9 million increase in transaction-related costs, certain litigation costs and public company readiness costs, and $2.5 million of increased compensation expenses associated with Complex Networks.

Research and development:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$10,253	$6,900	49%	$17,445	$13,599	28%
As a percentage of revenue	10%	8%		9%	8%

Research and development expenses increased by $3.4 million, or 49%, for the three months ended June 30, 2022 driven by $3.4 million of increased stock-based compensation expense primarily associated with the cumulative catch-up recorded in the second quarter of 2022 with respect to the Liquidity 1 RSUs.

Research and development expenses increased by $3.8 million, or 28%, for the six months ended June 30, 2022 driven by $3.6 million of increased stock-based compensation expense associated with the cumulative catch-up adjustment recorded in the second quarter of 2022 with respect to Liquidity 1 RSUs as well as increased stock-based compensation expense associated with the Liquidity 2 RSUs.

Depreciation and amortization:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Depreciation and amortization	$8,613	$4,357	98%	$17,094	$9,626	78%
As a percentage of revenue	8%	5%		9%	6%

Depreciation and amortization increased by $4.3 million, or 98%, and $7.5 million, or 78%, for the three and six months ended June 30, 2022, respectively, as a result of $3.8 million and $7.6 million of amortization of intangible assets associated with the acquisition of Complex Networks for the three and six months ended June 30, 2022, respectively.

Other (expense) income, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Other (expense) income, net	$(3,440)	$155	NM	$(2,578)	$815	NM
As a percentage of revenue	(3)%	—%		(1)%	1%

NM — not meaningful

The changes from other income, net of $0.2 and $0.8 million for the three and six months ended June 30, 2021, respectively, to other expense, net of $3.4 and $2.6 million for the three and six months ended June 30, 2022 respectively, were primarily related to less favorable foreign currency exchange rate fluctuations compared to the prior periods. We recorded net foreign currency gains of $0.2 million and $0.3 million for the three and six months ended June 30, 2021 compared to net foreign currency losses of $3.3 million and $3.5 million for the three and six months ended June 30, 2022 (which are primarily unrealized foreign currency losses). Other expense, net was offset by a $1.3 million increase in unrealized gains on the remeasurement of our investment in a private company for the six months ended June 30, 2022.

Foreign currency losses for the three and six months ended June 30, 2022 were primarily driven by declines in the Japanese Yen and British Pound.

Interest expense, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$(5,032)	$(373)	NM	$(9,821)	$(651)	NM
As a percentage of revenue	(5)%	—%		(5)%	—%

NM — not meaningful

Interest expense, net increased by $4.7 million and  $9.2 million for the three and six months ended June 30, 2022, respectively, primarily due to increased interest expense associated with the Notes.

Change in fair value of warrant liabilities:

For the three and six months ended June 30, 2022, we recorded a gain of $6.8 million and $3.4 million, respectively, on the change in fair value of warrant liabilities.

Change in fair value of derivative liability:

For the three and six months ended June 30, 2022, we recorded a gain of $4.8 million and $3.2 million, respectively, due to a change in the estimated fair value of the derivative liability.

Income tax provision (benefit):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Income tax provision (benefit)	$1,796	$158	NM	$2,146	$(4,658)	NM
As a percentage of revenue	2%	—%		1%	(3)%

NM – not meaningful

For the three and six months ended June 30, 2022, we recorded an income tax provision of $1.8 and $2.1 million, respectively, related to federal, state, and foreign taxes.  Our effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against our current year pre-tax operating loss as we maintain a full valuation allowance against our U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the three months ended June 30, 2021, we recorded an income tax provision of $0.2 million, related to federal, state and foreign taxes. Our effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against our current year pre-tax operating loss as we maintain a full valuation allowance against our U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the six months ended June 30, 2021, we recorded an income tax benefit of $4.7 million, including a $4.3 million discrete tax benefit related to the release of a portion of our previously established valuation allowance to offset deferred tax liabilities arising from the HuffPost Acquisition.

As of June 30, 2022, we continued to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as we could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Non-GAAP Financial Measure

Consolidated Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax provision (benefit), interest expense, interest income, other (expense) income, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, transaction-related costs, certain litigation costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.

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

Reconciliation from Net loss to Adjusted EBITDA

The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(23,581)	$(789)	$(68,147)	$(12,114)
Income tax provision (benefit)	1,796	158	2,146	(4,658)
Interest expense	5,125	434	10,009	778
Interest income	(93)	(61)	(188)	(127)
Other (expense) income, net	3,440	(155)	2,578	(815)
Depreciation and amortization	8,613	4,357	17,094	9,626
Stock-based compensation	11,284	209	15,224	347
Change in fair value of warrant liabilities	(6,775)	—	(3,359)	—
Change in fair value of derivative liability	(4,800)	—	(3,225)	—
Restructuring(1)	3,476	—	5,319	3,645
Transaction-related costs(2)	2,177	1,421	5,132	4,633
Litigation costs(3)	1,224	—	1,224	—
Public company readiness costs(4)	207	—	1,522	—
Adjusted EBITDA	$2,093	$5,574	$(14,671)	$1,315
(1)	For the three and six months ended June 30, 2022, represents costs associated with certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better service audience demands, and costs incurred as part of a strategic repositioning of BuzzFeed News. For the six months ended June 30, 2021, reflects costs associated with involuntary terminations of employees across various roles and levels as part of the integration of the HuffPost Acquisition.
(2)	Reflects transaction-related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or contemplated transaction and include professional fees, integration expenses, and certain costs related to integrating and converging IT systems.

(3)	Reflects costs related to litigation that are outside the ordinary course of our business. We believe it is useful to exclude such charges because we do not consider such amounts to be part of the ongoing operations of our business and because of the singular nature of the claims underlying the matter.
(4)	Reflects one-time initial set-up costs associated with the establishment of our public company structure and processes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and borrowings under our Revolving Credit Facility (as defined below), as well as cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds and totaled $68.2 million and $79.7 million at June 30, 2022 and December 31, 2021, respectively.

We believe that our operating cash flows, together with cash and cash equivalents on hand and amounts available for borrowing under our Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. To the extent existing cash, operating cash flows, and amounts available for borrowing are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect the rate we are required to pay under our Revolving Credit Facility and our ability to obtain, or the terms under which we can obtain, any potential additional funding. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.

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

The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit our ability to incur additional indebtedness, grant liens, pay dividends, hold unpermitted investments, repurchase or redeem equity interests or make material changes to the business. We were in compliance with the financial covenant as of June 30, 2022.

The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records and related assets.

As of June 30, 2022, we had outstanding borrowings under the Revolving Credit Facility of $33.5 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $1.0 million.

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

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(3,801)	$15,255
Net cash used in investing activities	(9,474)	(56)
Net cash provided by financing activities	3,140	33,983

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $3.8 million compared to net cash provided by operating activities of $15.3 million for the six months ended June 30, 2021. The change was primarily driven by a $18.7 million increase in net loss, adjusted for non-cash items, a $11.6 million decrease in lease liabilities, a $7.6 million decrease in the change in accrued compensation, a $1.8 million decrease in the change in accounts payable, and a $4.7 million decrease in the change in accrued liabilities and other current liabilities, partially offset by an $18.0 million increase in the change in accounts receivable and a $4.6 million increase in the change in prepaid and other assets.

Investing Activities

For the six months ended June 30, 2022, cash used in investing activities was $9.5 million, which consists of $6.7 million of expenditures on internal-use software and $2.8 million of capital expenditures.

For the six months ended June 30, 2021, cash used in investing activities was $0.1 million, which consists of $4.3 million of expenditures on internal-use software and $1.0 million of capital expenditures, which was largely offset by $5.2 million of net cash acquired as part of the HuffPost Acquisition

Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities was $3.1 million, principally consisting of $5.0 million of borrowings under our Revolving Credit Facility and $0.4 million of proceeds from the exercise of stock options, partially offset by the payment of $1.6 million for withholding taxes on the vesting of certain RSUs and $0.6 million of deferred reverse recapitalization costs.

For the six months ended June 30, 2021, cash provided by financing activities was $34.0 million, principally consisting of $35.0 million of proceeds from the issuance of common stock related to the equity investment in us by an affiliate of Verizon, partially offset by repayments of borrowings under the Revolving Credit Facility.

Contractual Obligations

Our principal commitments consist of obligations for office space under non-cancelable operating leases with various expiration dates through 2029 as well as repayment of borrowings under our Revolving Credit Facility and Notes.

In September 2018, concurrent with an investment in a private company, we agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and our prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of June 30, 2022, the maximum amount under the guarantee was $1.9 million, and no liability was recognized with respect to the guarantee.

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

Goodwill

Goodwill is tested annually for impairment on October 1 or more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of June 30, 2022, the Company had $194.6 million of goodwill recorded on its condensed consolidated balance sheet. During the second quarter of 2022, management identified a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. The Company concluded the sustained decline in share price was a triggering event and proceeded with a quantitative impairment assessment.

Our quantitative impairment assessment utilized an equal weighting of the income and market approaches. The results of our quantitative impairment test indicated that no impairment existed as the estimated fair value of the Company’s single reporting unit exceeded its carrying value by approximately 6%. The determination of fair value under the discounted cash flow method relied on internal projections developed using a number of estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions include, but are not limited to, a discount rate, annual revenue growth, and a terminal growth rate for cash flows. The key assumption in the market approach include determining a control premium, which was estimated using historical transactions over 16 years. Changes in these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, declining revenue, inability to improve profitability, continued increases in costs, and rising interest rates and other macroeconomic factors.

We will continue to monitor and evaluate the carrying value of the reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future. Refer to Note 3 within our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Other than what is noted above, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Foreign Currency Exchange Risk

We transact business in various foreign currencies and obtain international revenue, as well as incur costs denominated in foreign currencies, primarily the British pound, Japanese yen, and Canadian dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular the recent strengthening of the U.S. dollar against the British pound, Japanese yen and most other major international currencies, could negatively affect our revenue and results of operations as expressed in U.S. dollars. Fluctuations in foreign currency rates, including the strengthening of the U.S. dollar against the British pound and Japanese yen, adversely affects our revenue growth in terms of the amounts that we report in U.S. dollars after converting our foreign currency results into U.S. dollars. In addition, currency variations can adversely affect margins on sales of our products and services in countries outside of the United States.  Generally our reported revenues and operating results are adversely affected when the U.S. dollar strengthens relative to other currencies.  The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Interest Rate Fluctuation Risk

Our exposure to interest rates relates primarily to the variable interest component on our Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. These exposures were not material for the three months ended June 30, 2022 and 2021, but may become material in the future as increased inflation has had, and may continue to have, an effect on interest rates.

Equity Investment Risk

We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $3.6 million at June 30, 2022 and $2.3 million at December 31, 2021.

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

Although management designed remediation plans in 2021, due to resources constraints and lack of sufficient staff with technical expertise, the necessary business process and IT general controls were partially implemented or not executed consistently; thus, material weaknesses in our internal control environment were concluded not to be remediated. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in 2022 and will make the changes we determine to be appropriate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

On December 3, 2021, the Company acquired Complex Networks (see Note 3 to the accompanying condensed consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Other than as noted above, and in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 15, 2022, two mass arbitrations were initiated before the American Arbitration Association (the “AAA”) against the Company and certain of its executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation (the “Arbitrations”) by 91 individuals previously employed by Legacy BuzzFeed (the “Claimants”). Claimants allege that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the business combination of 890 Fifth Avenue and Legacy BuzzFeed, and assert claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act of 1933.  Claimants seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

On April 21, 2022, the BuzzFeed Defendants filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable (the “Delaware Action”). The complaint seeks declaratory and injunctive relief.  A hearing on the merits of the Delaware Action was held on July 26, 2022.  Effective April 21, 2022, the AAA has stayed the Arbitrations for a period of 60 days pursuant to Section 1 of the AAA Employment Arbitration Rules and Mediation Procedures. The parties have agreed to extend the stay of the Arbitrations until the Court of Chancery decides the merits of the Delaware Action, and in accordance with the parties’ agreement, the AAA has extended the stay through early August 2022.  The Company does not believe that the final outcome of the Arbitrations will have a material adverse effect on its financial position, results of operations, or cash flows.

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

Adverse economic conditions in the United States and globally, including the potential onset of recession, could have a negative effect on our business, results of operations, financial condition and liquidity.

Adverse macroeconomic conditions in the United States and globally, including inflation, slower than expected growth or recession, changes to fiscal and monetary policy, tightening of the credit markets, higher interest rates, high unemployment and currency fluctuations, could negatively impact our business, financial condition, results of operations and liquidity. These factors could negatively affect demand for advertising on our owned & operated sites and social media platforms or revenue generated from creating content.

Adverse economic conditions in the United States and globally have from time to time caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt.

Further, sustained uncertainty about, or worsening of, current global economic conditions, including further escalation of tensions between Russia and Western countries, as well as further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect our advertising revenue, content revenue, and affiliate marketplace revenue and could materially adversely affect the Company’s business, results of operations, financial condition and growth.

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

In addition, inflation has increased as a result of, among other factors, supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines. Increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect the rate we are required to pay under our Revolving Credit Facility and our ability to obtain, or the terms under which we can obtain, any potential additional funding. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

Our international operations are subject to increased challenges and risks.

We have offices around the world and our content is available in multiple languages. Our business and the conduct of our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Operating internationally subjects us to additional risks and may increase risks that we currently face, including risks associated with:

●	recruiting, integrating and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
●	providing our content and operating across a significant distance, in different languages and among different cultures, including the potential need to modify our products, content and services to ensure that they are culturally relevant in different countries;
●	increased competition from local media companies and mobile applications which have expanded and may continue to expand their geographic footprint;
●	differing and potentially lower levels of user growth, user engagement and ad engagement in new and emerging geographic territories;
●	compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, consumer protection and media freedom;
●	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;
●	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act;

●	currency exchange rate fluctuations including the recent strengthening of the U.S. dollar against the British pound, Japanese yen and other major international currencies;
●	foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
●	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate;
●	operating through license agreements with third parties managing certain BuzzFeed branded operations outside of the United States; and
●	higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected.

A significant portion of our total outstanding shares are no longer restricted from immediate resale and may be sold into the market at any time. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

On June 2, 2022, an aggregate of (i) 102,688,447 shares of our Class A common stock (including 2,776,073 shares of our Class A common stock subject to outstanding equity awards), (ii) 12,019,830 shares of our Class B common stock and (iii) 6,478,031 shares of our Class C common stock held by our stockholders became available for sale without restriction, other than applicable securities laws. In addition, through the earlier of (i) December 3, 2022, (ii) the date that the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing May 2, 2022, and (iii) the date on which the company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, an aggregate of 7,187,500 shares of our Class A common stock held by 200 Park Avenue Partners, LLC, PA 2 Co-Investment LLC, Craig-Hallum Capital Group LLC and certain affiliated individuals, are subject to transfer restrictions set forth in the registration rights agreement entered into in connection with the Business Combination. Following the expiration of this lock-up, the applicable securityholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws.

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

The consummation of the Business Consummation satisfied a liquidity condition for 2.7 million RSUs, causing these RSUs to vest. The Business Combination did not satisfy a liquidity condition for an additional 2.5 million of RSUs (“Liquidity 1 RSUs”). However, on May 12, 2022, the Company’s board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting them to vest also (based on service). On May 12, 2022, 2.4 million Liquidity 1 RSUs were outstanding. On June 5, 2022,  the settlement of 2.1 million of the Liquidity 1 RSUs occurred. As a result of the vesting of these RSUs, approximately 1 million shares of Class A common stock were sold in the public market in order to pay for the withholding tax due upon the vesting of these RSUs. Holders of RSUs may also elect to sell the shares of Class A common stock they received upon the settlement of the RSUs. Sales of a significant number of shares of our Class A common stock could result in trading volatility and cause the market price of our Class A common stock to decline.

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

An active trading market for our securities may never develop or, if developed, it may not be sustained. Our Class A common stock and warrants are listed on Nasdaq under the symbols “BZFD” and “BZFDW,” respectively. However, we cannot assure you that we will be able to maintain the listing of our securities in the future. If our common stock trades under $1.00 for a specified period of time, and we are unable to take remedial measures to increase the stock price, Nasdaq may commence delisting proceedings as a result of the deficiency.  If Nasdaq delists our Class A common stock and/or warrants from trading on its exchange for failure to meet any of its listing standards, including standards related to maintaining a $1.00 stock price, we and our securityholders could face significant material adverse consequences including:

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

The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer, which limits other stockholders’ ability to influence the outcome of important transactions, including a change in control.

As of June 30, 2022, Jonah Peretti and his affiliates hold over 75% of the voting power of our outstanding common stock. In addition to voting together with our Class A common stock (with one vote per share) on all matters, the holders of our Class B common stock are entitled to 50 votes for each share of Class B common stock held of record by such holder on each matter on which such holders of such shares are entitled to vote, as set out in our second amended and restated certificate of incorporation. Accordingly, Mr. Peretti is and will be able to exert substantial influence over matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Mr. Peretti may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of shares of our Class A common stock.

We are exposed to potential impairment charges on certain assets.

We had approximately $194.6 million of goodwill and $128.9 million of acquired intangible assets on our condensed consolidated balance sheet as of June 30, 2022. Under U.S. GAAP, we are required to we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

Factors we consider important in the qualitative assessment which could trigger a goodwill impairment review include: significant underperformance relative to historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; a significant decline in our stock price for a sustained period; and a significant change in our market capitalization relative to our net book value.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

During the second quarter of 2022, we identified a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. We concluded the sustained decline in share price was a triggering event and performed an interim quantitative impairment assessment. The quantitative impairment assessment was performed as of June 30, 2022, utilizing a combination of the income and market approach. The result of our goodwill impairment assessment concluded the fair value of the Company’s single reporting unit exceeded the carrying value, and as such, there was no impairment as of June 30, 2022.

The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant impairment charges associated with goodwill and acquired intangible assets, which could negatively impact our financial results.

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

BuzzFeed, Inc.

		By:	/s/ Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	August 9, 2022