Form 10-Q
period 2022-09-30
BuzzFeed, Inc.
filed 2022-11-14
CIK 1828972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to

Commission file number: 001-39877

BuzzFeed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3022075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
229 West 43rd Street New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(646) 589-8592

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BZFD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BZFDW	The Nasdaq Stock Market LLC

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

As of November 10, 2022, there were 125,981,696 shares of the registrant’s Class A common stock outstanding, 6,678,413 shares of the registrant’s Class B common stock outstanding and 6,478,031 shares of the registrant’s Class C common stock outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

BUZZFEED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$59,136	$79,733
Accounts receivable (net of allowance for doubtful accounts of $1,748 as at September 30, 2022 and $1,094 as at December 31, 2021)	90,057	142,909
Prepaid and other current assets	33,461	29,017
Total current assets	182,654	251,659
Property and equipment, net	19,446	23,052
Right-of-use assets	61,303	—
Capitalized software costs, net	19,294	16,554
Intangible assets, net	125,124	136,513
Goodwill	194,079	194,881
Prepaid and other assets	16,079	14,555
Total assets	$617,979	$637,214

Liabilities and Equity
Current liabilities
Accounts payable	$22,901	$16,025
Accrued expenses	27,401	31,386
Deferred rent	—	4,894
Deferred revenue	5,055	1,676
Accrued compensation	27,657	37,434
Current lease liabilities	25,562	—
Other current liabilities	1,749	2,731
Total current liabilities	110,325	94,146
Deferred rent	—	12,504
Noncurrent lease liabilities	52,490	—
Debt	150,740	141,878
Derivative liability	1,350	4,875
Warrant liabilities	1,974	4,938
Other liabilities	3,385	3,992
Total liabilities	320,264	262,333

Commitments and contingencies

Redeemable noncontrolling interest	—	2,294

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 125,982 and 116,175 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	13	11
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 6,678 and 12,397 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 6,478 issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	713,418	695,869
Accumulated deficit	(417,621)	(322,106)
Accumulated other comprehensive loss	(2,123)	(3,233)
Total BuzzFeed, Inc. stockholders’ equity	293,689	370,543
Noncontrolling interests	4,026	2,044
Total stockholders’ equity	297,715	372,587
Total liabilities and equity	$617,979	$637,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$103,733	$90,096	$302,051	$251,848
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	60,989	48,837	183,336	135,903
Sales and marketing	16,317	11,218	52,808	34,170
General and administrative	27,254	19,829	92,381	65,274
Research and development	5,900	5,686	23,345	19,285
Depreciation and amortization	9,198	5,407	26,292	15,033
Impairment expense	2,160	—	2,160	—
Total costs and expenses	121,818	90,977	380,322	269,665
Loss from operations	(18,085)	(881)	(78,271)	(17,817)
Other expense, net	(2,752)	(2,567)	(5,330)	(1,752)
Interest expense, net	(5,171)	(487)	(14,992)	(1,138)
Change in fair value of warrant liabilities	(395)	—	2,964	—
Change in fair value of derivative liability	300	—	3,525	—
Loss before income taxes	(26,103)	(3,935)	(92,104)	(20,707)
Income tax provision (benefit)	890	(353)	3,036	(5,011)
Net loss	(26,993)	(3,582)	(95,140)	(15,696)
Net income attributable to the redeemable noncontrolling interest	—	67	164	212
Net (loss) income attributable to noncontrolling interests	(137)	137	211	(173)
Net loss attributable to BuzzFeed, Inc.	$(26,856)	$(3,786)	$(95,515)	$(15,735)

Net loss per Class A, Class B and Class C common share:
Basic	$(0.19)	$(0.20)	$(0.69)	$(0.90)
Diluted	$(0.19)	$(0.20)	$(0.69)	$(0.90)
Weighted average common shares outstanding:
Basic	138,939	18,618	137,591	17,464
Diluted	138,939	18,618	137,591	17,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(26,993)	$(3,582)	$(95,140)	$(15,696)
Other comprehensive income
Foreign currency translation adjustment	21	485	423	262
Other comprehensive income	21	485	423	262
Comprehensive loss	(26,972)	(3,097)	(94,717)	(15,434)
Comprehensive income attributable to the redeemable noncontrolling interest	—	67	164	212
Comprehensive (loss) income attributable to noncontrolling interests	(137)	137	211	(173)
Foreign currency translation adjustment attributable to noncontrolling interests	(234)	—	(687)	—
Comprehensive loss attributable to BuzzFeed, Inc.	$(26,601)	$(3,301)	$(94,405)	$(15,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (In thousands)

	Nine Months Ended September 30, 2022
									Accumulated	Total
	Common Stock –		Common Stock –		Common Stock –		Additional		other	BuzzFeed, Inc.		Total
	Class A		Class B		Class C		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	equity	interests	equity
Balance at January 1, 2022	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net (loss) income	—	—	—	—	—	—	—	(44,894)	—	(44,894)	164	(44,730)
Stock-based compensation	—	—	—	—	—	—	3,940	—	—	3,940	—	3,940
Issuance of common stock in connection with share-based plans	411	1	—	—	—	—	358	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Conversion of Class B common stocks to Class A common stock	103	—	(103)	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	116,689	$12	12,294	$1	6,478	$1	$700,167	$(367,000)	$(3,336)	$329,845	$2,208	$332,053
Net (loss) income	—	—	—	—	—	—	—	(23,765)	—	(23,765)	184	(23,581)
Stock-based compensation	—	—	—	—	—	—	11,284	—	—	11,284	—	11,284
Issuance of common stock in connection with share-based plans	3,561	—	—	—	—	—	2	—	—	2	—	2
Shares withheld for employee taxes	(434)	—	—	—	—	—	(1,635)	—	—	(1,635)	—	(1,635)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	958	958	(453)	505
Reclassification of noncontrolling interest (see Note 10)	—	—	—	—	—	—	—	—	—	—	2,458	2,458
Conversion of Class B common stock to Class A common stock	5,608	—	(5,608)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	125,424	$12	6,686	$1	6,478	$1	$709,818	$(390,765)	$(2,378)	$316,689	$4,397	$321,086
Net loss	—	—	—	—	—	—	—	(26,856)	—	(26,856)	(137)	(26,993)
Stock-based compensation	—	—	—	—	—	—	3,635	—	—	3,635	—	3,635
Issuance of common stock in connection with share-based plans	569	1	—	—	—	—	-	—	—	1	—	1
Shares withheld for employee taxes	(19)	—	—	—	—	—	(35)	—	—	(35)		(35)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	255	255	(234)	21
Conversion of Class B common stock to Class A common stock	8	—	(8)	—	—	—	—	—	—	—	—	—
Balance at September 30, 2022	125,982	$13	6,678	$1	6,478	$1	$713,418	$(417,621)	$(2,123)	$293,689	$4,026	$297,715

	Nine Months Ended September 30, 2021
									Accumulated	Total
	Common Stock –		Common Stock –		Common Stock –		Additional		other	BuzzFeed, Inc.		Total
	Class A		Class B		Class C		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit) equity	interests	(deficit) equity
Balance at January 1, 2021	1,540	$—	10,439	$1	—	$—	$36,373	$(346,818)	$(3,359)	$(313,803)	$—	$(313,803)
Net loss	—	—	—	—	—	—	—	(11,367)	—	(11,367)	(18)	(11,385)
Issuance of common stock	—	—	—	—	3,839	1	34,999	—	—	35,000	—	35,000
HuffPost Acquisition	—	—	—	—	2,639	—	24,064	—	—	24,064	2,122	26,186
Stock-based compensation	—	—	—	—	—	—	138	—	—	138	—	138
Issuance of common stock upon exercise of stock options	6	—	49	—	—	—	142	—	—	142	—	142
Other comprehensive loss	—	—	—	—	—	—	—	—	(329)	(329)	—	(329)
Balance at March 31, 2021	1,546	$—	10,488	$1	6,478	$1	$95,716	$(358,185)	$(3,688)	$(266,155)	$2,104	$(264,051)
Net loss	—	—	—	—	—	—	—	(582)	—	(582)	(292)	(874)
Stock-based compensation	—	—	—	—	—	—	209	—	—	209	—	209
Issuance of common stock upon exercise of stock options	9	—	55	—	—	—	145	—	—	145	—	145
Merger of BuzzFeed Japan and HuffPost Japan	—	—	—	—	—	—	—	—	—	—	(510)	(510)
Other comprehensive income	—	—	—	—	—	—	—	—	105	105	—	105
Balance at June 30, 2021	1,555	$—	10,543	$1	6,478	$1	$96,070	$(358,767)	$(3,583)	$(266,278)	$1,302	$(264,976)
Net (loss) income	—	—	—	—	—	—	—	(3,786)	—	(3,786)	137	(3,649)
Stock-based compensation	—	—	—	—	—	—	503	—	—	503	—	503
Issuance of common stock in connection with share-based plans	13	—	112	—	—	—	294	—	—	294	—	294
Disposition of subsidiary	—	—	—	—	—	—	—	—	—	—	258	258
Other comprehensive income	—	—	—	—	—	—	—	—	485	485	—	485
Conversion of Class B common stock to Class A common stock	2,350	—	(2,350)	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	3,918	$—	8,305	$1	6,478	$1	$96,867	$(362,553)	$(3,098)	$(268,782)	$1,697	$(267,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(95,140)	$(15,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,292	15,033
Unrealized loss on foreign currency	4,906	1,127
Stock based compensation	18,859	850
Change in fair value of warrants	(2,964)	—
Change in fair value of derivative liability	(3,525)	—
Amortization of debt discount and deferred issuance costs	3,863	—
Deferred income tax	1,957	(4,336)
Loss on disposition of subsidiary	—	612
(Gain) loss on disposition of assets	(500)	220
Provision for doubtful accounts	654	(687)
Unrealized gain on investment	(1,260)	—
Non-cash lease expense	14,962	—
Impairment expense	2,160
Changes in operating assets and liabilities:
Accounts receivable	50,761	32,245
Prepaid expenses and other current assets and prepaid expenses and other assets	(6,469)	(17,070)
Accounts payable	4,133	1,779
Deferred rent	—	(2,004)
Accrued compensation	(9,048)	1,494
Accrued expenses, other current liabilities and other liabilities	(3,177)	(1,818)
Lease liabilities	(17,728)	—
Deferred revenue	3,367	(851)
Cash (used in) provided by operating activities	(7,897)	10,898

Investing activities:
Capital expenditures	(4,528)	(1,789)
Capitalization of internal-use software	(9,746)	(7,587)
Proceeds from sale of asset	500
Cash from acquired business, net	—	5,200
Cash of disposed subsidiary, less proceeds on disposition	—	(724)
Cash used in investing activities	(13,774)	(4,900)

Financing activities:
Proceeds from issuance of common stock	—	35,000
Proceeds from exercise of stock options	360	581
Payment for shares withheld for employee taxes	(1,670)	—
Borrowings (payments) on revolving credit facilities	5,000	(1,304)
Deferred reverse recapitalization costs	(585)	—
Cash provided by financing activities	3,105	34,277
Effect of currency translation on cash and cash equivalents	(2,031)	(804)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,597)	39,471
Cash and cash equivalents and restricted cash at beginning of period	79,733	106,126
Cash and cash equivalents and restricted cash at end of period	$59,136	$145,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Tabular amounts in thousands, except per share amounts)

1. Description of the Business

BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, buy, and obsess over next. The Company’s portfolio of iconic, globally-loved brands includes BuzzFeed, Tasty, BuzzFeed News, HuffPost, and Complex Networks. BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has  one reportable segment.

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

Liquidity

As of and for the nine months ended September 30, 2022, the Company had cash and cash equivalents of $59.1 million. However, the Company has a history of losses, and had an accumulated deficit of $417.6 million as of September 30, 2022. The Company has cash available on hand and management believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they become due within one year from the date these condensed consolidated financial statements are issued.

COVID-19

In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty and significantly impacted the Company’s business and results of operations.

The Company believes the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of the Company’s commerce revenue decelerated during 2021 and continued to decelerate in 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

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

		Measurement
		Period
	Preliminary	Adjustments	Updated Preliminary
Cash	$2,881	—	$2,881
Accounts receivable	22,581	11	22,592
Prepaid and other current assets	17,827	281	18,108
Property and equipment	332	(15)	317
Intangible assets	119,100	—	119,100
Goodwill	189,391	(802)	188,589
Accounts payable	(2,661)	—	(2,661)
Accrued expenses	(12,319)	(910)	(13,229)
Accrued compensation	(12,867)	349	(12,518)
Deferred revenue	(5,855)	(48)	(5,903)
Deferred tax liabilities	(22,776)	1,134	(21,642)
Other liabilities	(1,468)	—	(1,468)
Total consideration for Complex Networks	$294,166	—	$294,166

The table below indicates the estimated fair value of each of the identifiable intangible assets:

		Weighted Average
	Asset Fair Value	Useful Life (Years)
Trademarks & tradenames	97,000	15
Customer relationships	17,000	4
Developed technology	5,100	3

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

Pro Forma Financial Information

The following unaudited pro forma information has been presented as if the C Acquisition occurred on January 1, 2020. The information is based on the historical results of operations of Complex Networks, adjusted for:

1.	The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired;
2.	Impacts of issuance of the Notes to partially fund the acquisition, including interest;
3.	The movement and allocation of all acquisition-related costs incurred during the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020;
4.	Associated tax-related impacts of adjustments; and
5.	Changes to align accounting policies.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenue	$118,583	$329,187
Net loss	(7,899)	(32,984)

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

The HuffPost Acquisition contributed $9.2 million and $19.1 million of revenue for the three and nine months ended September 30, 2021, respectively. The HuffPost acquisition did not have a material impact on the Company’s net loss for the three and nine months ended September 30, 2021.

Disposition

In August 2021, the Company disposed of its 51% ownership interest in HuffingtonPost Italia S.R.L. (“HuffPost Italy”) for nominal consideration and recognized a loss on disposition of $0.6 million. HuffPost Italy did not have a material impact on the Company’s net loss for the three or nine months ended September 30, 2021.

Goodwill Impairment Test

The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of September 30, 2022, the Company had $194.1 million of goodwill recorded on its condensed consolidated balance sheet. During the three months ended June 30, 2022, management identified a sustained decline in share price that pushed the Company’s market capitalization below the carrying value of its stockholders’ equity. The Company concluded the sustained decline in share price was a triggering event and proceeded with a quantitative goodwill impairment assessment. The quantitative impairment assessment was performed as of June 30, 2022, utilizing an equal weighting of the income and market approaches. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the Company’s single reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis include, but are not limited to, a discount rate of approximately 20% to account for any risk in achieving the forecast, an average annual revenue growth rate of approximately 12%, and a terminal growth rate for cash flows of 2.5%. The adjusted market capitalization method was used to determine the fair value of the reporting unit under the market approach. The adjusted market capitalization method is calculated by multiplying the average share price of the Company’s common stock for the average between (i) the singular day of June 30, (ii) seven days prior to the measurement date, and (iii) 30 days prior to the measurement date, by the number of outstanding common shares and adding a control premium that reflects the premium a hypothetical buyer might pay. The control premium was estimated using historical transactions over 16 years. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by 6%. As a result, the Company concluded there was no goodwill impairment as of June 30, 2022.

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

The Company concluded there were no new impairment triggering events as of and for the three months ended September 30, 2022. As such, the Company concluded there was no goodwill impairment as of September 30, 2022.

4. Revenue Recognition

Disaggregated Revenue

The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising	$50,404	$50,240	$152,296	$136,693
Content	38,416	26,483	110,979	70,261
Commerce and other	14,913	13,373	38,776	44,894
Total	$103,733	$90,096	$302,051	$251,848

The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$94,582	$79,074	$272,869	$224,854
International	9,151	11,022	29,182	26,994
Total	$103,733	$90,096	$302,051	$251,848

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

The Company’s contract assets are presented in Prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $15.0 million and $13.3 million at September 30, 2022 and December 31, 2021, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in the next twelve months.

The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled $5.1 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively.

The amount of revenue recognized during the nine months ended September 30, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $1.0 million.

Transaction Price Allocated to Remaining Performance Obligations

The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $1.1 million at September 30, 2022 and is expected to be recognized over the next two years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts, (ii) variable consideration in the form of sales-based royalties, and (iii) variable consideration allocated entirely to wholly unperformed performance obligations.

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

5. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities:
Derivative liability	$—	$—	$1,350	$1,350
Other non-current liabilities:
Public Warrants	1,920	—	—	1,920
Private Warrants	—	54	—	54
Total	$1,920	$54	$1,350	$3,324

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1	$—	$—	$1
Total	$1	$—	$—	$1
Liabilities:
Derivative liability	$—	$—	$4,875	$4,875
Other non-current liabilities:
Public Warrants	4,792	—	—	4,792
Private Warrants	—	146	—	146
Total	$4,792	$146	$4,875	$9,813

The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.

The Company’s warrant liability as of September 30, 2022 and December 31, 2021 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are

recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Public Warrants are publicly traded under the symbol “BZFDW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.20 and $0.50 as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.

The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	September 30,	December 31,
	2022	2021
Term (in years)	4.2	4.9
Risk-free rate	4.14%	1.25%
Volatility	67.3%	31.5%

The following table represents the activity of the Level 3 instruments:

Derivative
Liability
Balance as of December 31, 2021	$4,875
Change in fair value of derivative liability	(3,525)
Balance as of September 30, 2022	$1,350

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $3.6 million and $2.3 million as of September 30, 2022 and December 31, 2021, respectively. The Company concluded that the fair value of the investment increased $1.3 million during the nine months ended September 30, 2022 as the result of observable price changes in orderly transactions for a similar investment in the same issuer.

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$50,534	$47,573
Furniture and fixtures	6,389	6,029
Computer equipment	5,762	5,134
Video equipment	783	648
Total	63,468	59,384
Less: Accumulated depreciation	(44,022)	(36,332)
Net Carrying Value	$19,446	$23,052

Depreciation totaled $2.9 million and $2.0 million for the  three months ended September 30, 2022 and 2021, respectively, and $7.9 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively, included in Depreciation and amortization expense.

See Note 21 for information regarding an impairment charge the Company recorded during the three months ended September 30, 2022 with respect to leasehold improvements associated with the lease of the Company’s former corporate headquarters that was fully subleased during the third quarter of 2022.

7. Capitalized Software Costs, net

Capitalized software costs, net consisted of the following:

	September 30, 2022	December 31, 2021
Website and internal-use software	$91,653	$81,908
Less: Accumulated amortization	(72,359)	(65,354)
Net Carrying Value	$19,294	$16,554

The Company capitalized $3.1 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, and $9.7 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively, included in Capitalized software costs. The Company amortized $2.5 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $7.0 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively, included in Depreciation and amortization expense.

8. Intangible Assets, net

The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	September 30, 2022				December 31, 2021
	Weighted-				Weighted-
	Average				Average
	Remaining	Gross			Remaining
	Useful Lives	Carrying	Accumulated	Net Carrying	Useful Lives	Gross Carrying	Accumulated
	(in years)	Value	Amortization	Value	(in years)	Value	Amortization	Net Carrying Value
Acquired Technology	2	$10,600	$4,396	$6,204	3	$10,600	$1,745	$8,855
Trademarks and Trade Names	14	111,000	6,906	104,094	15	111,000	1,356	109,644
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	3	17,000	3,542	13,458	4	17,000	354	16,646
Total		$139,968	$14,844	$125,124		$139,968	$3,455	$136,513

With respect to intangible assets, the Company amortized $3.8 million and $0.7 million for the three months ended September 30, 2022 and 2021 , respectively, and $11.4 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively, included in Depreciation and amortization expense.

Estimated future amortization expense as of September 30, 2022 is as follows (in thousands):

Remainder of 2022	$3,796
2023	15,183
2024	13,438
2025	11,296
2026	7,400
Thereafter	72,643
Total	$123,756

9. Debt

Revolving Credit Facility

On December 30, 2020, the Company entered into a new three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times, and limits the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenant as of September 30, 2022. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination, namely to, among other things, add the Company and certain other entities as guarantors.

Borrowings under the Revolving Credit Facility bear interest at LIBOR, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (6.89% at September 30, 2022), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.

The Company had outstanding borrowings of $33.5 million and $28.5 million at September 30, 2022 and December 31, 2021, respectively. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at September 30, 2022 and December 31, 2021, and the total unused borrowing capacity was $1.0 million and $5.4 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had $0.2 million and $0.3 million, respectively, of costs in connection with the issuance of debt included in Prepaid and other assets in the condensed consolidated balance sheet.

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

Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $4.5 million and $13.4 million for the three and nine months ended September 30, 2022, respectively, of which amortization of the debt discount and issuance costs comprised $1.4 million and $3.9 million for the three and nine months ended September 30, 2022, respectively.

The net carrying amount of the Notes as of September 30, 2022 and December 31, 2021 was:

	September 30, 2022	December 31, 2021
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(32,764)	(36,627)
Net carrying value	$117,236	$113,373

The fair value of the Notes was approximately $118.2 million and $126.0 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Notes was estimated using Level 3 inputs.

10.Redeemable Noncontrolling Interest

The redeemable noncontrolling interest represents the interests in BuzzFeed Japan which was held by Yahoo Japan, which was puttable to the Company in certain conditions, none of which were previously met, including material breach of the Joint Venture Agreement with Yahoo Japan (“JVA”) by the Company or the bankruptcy or liquidation of the Company. The redeemable noncontrolling interest was presented outside of the permanent equity on the Company’s condensed consolidated balance sheets as the put right was outside of the Company’s control. Pursuant to the terms of the original JVA, Yahoo Japan held a 49% interest in BuzzFeed Japan. On May 1, 2021, The HuffingtonPost Japan, Limited, a consolidated subsidiary, merged into BuzzFeed Japan. As a result of the merger, Yahoo Japan’s interest in the combined entity was diluted to 24.5%.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2022	2021
Balance as of January 1,	$2,294	$848
Allocation of net (income) loss	164	60
Balance as of March 31,	$2,458	$908
Merger of BuzzFeed Japan and HuffPost Japan	—	510
Allocation of net (income) loss	—	85
Reclassification to permanent equity	(2,458)	—
Balance as of June 30,	$—	$1,503
Allocation of net (income) loss	—	67
Balance as of September 30,	$—	$1,570

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

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of September 30, 2022 or December 31, 2021.

Stock-Based Compensation

Stock Options

A summary of the stock option activity under the Company’s equity incentive plans is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Balance as of December 31, 2021	4,560	$6.29	3.07	$2,670
Granted	714	3.88
Exercised	(308)	1.02
Forfeited	(250)	6.33
Expired	(512)	7.48
Balance as of September 30, 2022	4,204	6.12	3.58	178
Expected to vest at September 30, 2022	4,204	6.12	3.56	178
Exercisable at September 30, 2022	3,315	6.23	2.09	178

As of September 30, 2022, the total share-based compensation costs not yet recognized related to unvested stock options was $2.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.3 years.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity is presented below:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding as of December 31, 2021	5,235	$8.88
Granted	8,104	3.12
Vested	(4,179)	8.32
Forfeited	(904)	6.24
Outstanding as of September 30, 2022	8,256	$3.81

As of September 30, 2022, there was approximately $19.5 million of unrecognized compensation costs related to RSUs. Included in the above are 2.4 million RSUs that vest based on service and upon the occurrence of a sale transaction (“Acquisition”) or the completion of an initial public offering (“Liquidity 1 RSUs”). The Business Combination did not result in the satisfaction of this liquidity condition as it does not meet the definition of an Acquisition per the award agreements. However, on May 12, 2022, the board of directors waived this liquidity condition, permitting the Liquidity 1 RSUs to vest (based on service). As a result, the Company recognized a cumulative catch-up adjustment of $8.2 million, of which $2.3 million was reflected in cost of revenue, excluding depreciation and amortization, $1.0 million in sales and marketing, $1.9 million in general and administrative, and $3.0 million in research and development within the condensed consolidated statement of operations for the nine months ended September 30, 2022.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation cost included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization	$460	$388	$3,615	$543
Sales and marketing	550	37	2,663	98
General and administrative	2,448	59	8,828	160
Research and development	177	19	3,753	49
Total	$3,635	$503	$18,859	$850

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

Holders of convertible preferred stock did not participate in losses and, accordingly, losses for the three and nine months ended September 30, 2021 were allocated entirely to holders of Class A, Class B, and Class C common stock. For the three and nine months ended September 30, 2022 and 2021, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(26,993)	$(3,582)	$(95,140)	$(15,696)
Net income attributable to the redeemable noncontrolling interest	—	67	164	212
Net (loss) income attributable to noncontrolling interests	(137)	137	211	(173)
Net loss attributable to holders of Class A, Class B, and Class C common stock	$(26,856)	$(3,786)	(95,515)	(15,735)
Denominator:
Weighted average common shares outstanding, basic and diluted	138,939	18,618	137,591	17,464
Net loss per common share, basic and diluted	$(0.19)	$(0.20)	$(0.69)	$(0.90)

The table below presents the details of securities that were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	4,204	7,349	4,204	7,349
Restricted stock units	8,256	—	8,256	—
Warrants	9,876	—	9,876	—
Convertible notes	12,000	—	12,000	—
Convertible preferred stock	—	94,360	—	94,360

Additionally, the calculation of diluted loss per share excluded 5.3 million RSUs for the three and nine months ended September 30, 2021, respectively, for which the related liquidity condition had not been met.

13.Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Inflation Reduction Act of 2022 (the "Act") was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. The Company does not expect the Act to have a material impact on its condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax provision (benefit)	$890	$(353)	$3,036	$(5,011)
Effective tax rate	(3.4)%	9.0%	(3.3)%	24.2%

For the three and nine months ended September 30, 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis. Additionally, the Company recorded a $0.9 million discrete tax expense during the quarter, primarily related to changes to the Company's valuation allowance related to Complex's measurement period adjustments as a result of the finalization of Complex pre-acquisition tax filings.

For the three months ended September 30, 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.

For the nine months ended September 30 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis; however, the Company recorded a $4.3 million discrete tax benefit related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the HuffPost Acquisition.

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

The Company incurred approximately nil and $5.3 million of restructuring costs for the three and nine months ended September 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the nine months ended September 30, 2022, approximately $4.4 million were included in cost of revenue, excluding depreciation and amortization, $0.3 million were included in sales and marketing, $0.5 million were included in general and administrative, and $0.1 million were included in research and development. As of September 30, 2022, $0.6 million of restructuring costs remain unpaid and are included in Accrued compensation on the condensed consolidated balance sheet. These costs are expected to be paid in the fourth quarter of 2022.

On March 9, 2021, the Company announced a restructuring of HuffPost, including employee terminations, in order to efficiently integrate the HuffPost Acquisition and establish an efficient cost structure. For the nine months ended September 30, 2021, the Company incurred approximately $3.6 million in severance costs related to the restructuring, of which $3.2 million were included in cost of revenue, excluding depreciation and amortization, $0.3 million were included in sales and marketing, and $0.1 million were included in research and development.

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

The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with Monday.com with respect to substantially all of the Company's existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, Monday.com will pay a fixed monthly rent of $0.8 million, subject to periodic increases. See Note 21 for information regarding an impairment charge the Company recorded during the three months ended September 30, 2022 with respect to the original lease.

Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.

The following illustrates the lease costs for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$7,653	$22,820
Sublease income	(2,680)	(6,350)
Total lease cost	$4,973	$16,470

All components of total lease cost are recorded within General and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.

The following amounts were recorded in the Company’s condensed consolidated balance sheet related to operating leases:

September 30, 2022
Assets
Right-of-use assets	$61,303

Liabilities
Current lease liabilities	25,562
Noncurrent lease liabilities	52,490
Total lease liabilities	$78,052

Other information related to leases was as follows:

Nine Months Ended
September 30, 2022
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	25,434

September 30, 2022
Weighted average remaining lease term (years)	3.31
Weighted average discount rate	13.02%

Maturities of lease liabilities as of September 30, 2022 were as follows:

Year	Operating Leases
Remainder of 2022	$8,599
2023	32,031
2024	23,716
2025	20,979
2026	8,272
Thereafter	2,193
Total lease payments	95,790
Less: imputed interest	(17,738)
Total	$78,052

Sublease receipts to be received in the future under noncancelable subleases as of September 30, 2022 were as follows:

Year	Amount
Remainder of 2022	$4,027
2023	15,694
2024	15,538
2025	15,538
2026	4,886
Thereafter	178
Total	$55,861

Future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 are as follows:

Year	Amount
2022	$33,817
2023	31,910
2024	23,885
2025	21,148
2026	8,441
Thereafter	2,642
Total	$121,843

16.Commitments and Contingencies

Guarantees

In September 2018, at the time of its equity investment in a private company, the Company agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and the Company’s prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of September 30, 2022, the maximum amount of the guarantee was $1.5 million, and no liability was recognized with respect to the guarantee.

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

The Company settled or resolved certain legal matters during the three and nine months ended September 30, 2022 and 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated balance sheets, results of operations or cash flows.

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

18.Related Party Transactions

The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”) of $1.2 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized expenses under contractual obligations from NBCU of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company had outstanding receivable balances of $1.5 million and $1.2 million from NBCU as of September 30, 2022 and December 31, 2021, respectively. The Company had outstanding payable balances of $0.3 million and $0.3 million to NBCU as of September 30, 2022 and December 31, 2021, respectively.

19. Supplemental Disclosures

Film Costs

Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	September 30, 2022	December 31, 2021
Individual Monetization:
Feature films in production	$4,058	$3,690
Total	$4,058	$3,690

The Company amortized film costs of $3.8 million and $3.9 million associated with individually monetized feature films for the three and nine months September 30, 2022, respectively. No amortization of film costs was recorded during the three or nine months ended September 30, 2021.

Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
	2022	2021
Cash paid for income taxes, net	$2,098	$1,186
Cash paid for interest	8,495	666
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	549	988
Issuance of common stock for HuffPost Acquisition	—	24,064

20. Other Expense, Net

Other expense, net consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Exchange loss	(3,034)	(1,425)	(6,535)	(1,159)
Unrealized gain on investments	—	—	1,260	—
Other expense	(230)	(317)	(623)	(494)
Other income	12	7	68	733
Loss on disposition of subsidiary	—	(612)	—	(612)
Gain (loss) on disposition of assets	500	(220)	500	(220)
Total	$(2,752)	$(2,567)	$(5,330)	$(1,752)

21. Impairment Expense

During the three months ended September 30, 2022, the Company subleased its former corporate headquarters to Monday.com. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. In connection with the sublease, the Company afforded the subtenant a four-month rent free period which was the main driver in the resulted cash outflows in excess of cash inflows over the life of the sublease. As such, the Company identified a triggering event for a potential impairment with respect to certain assets associated with the subleased property (right-of-use assets and leasehold improvements). The Company determined the subleased property represented a separate asset class for the purposes of impairment testing and measurement, and the Company recorded a non-cash impairment charge of $2.2 million, with $1.4 million allocated to the right-of-use asset, and the remaining $0.8 million allocated to leasehold improvements. The fair values were determined based on estimated future discounted cash flows using market participant assumptions.

22. Subsequent Events

On October 31, 2022, the Company amended and renewed the lease for a portion of its offices in Los Angeles, California. The renewal will commence on November 1, 2023 and will expire on April 30, 2027. The total estimated payments under the amended and renewed lease approximate $0.4 million per month over the term of the lease.

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

Company Overview

BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture, and commerce, our brands drive conversation and inspire what audiences watch, read, buy, and obsess over next. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, Tasty, BuzzFeed News, HuffPost, and Complex Networks, we are the number one destination for Gen Z and Millennials amongst our competitive set, in terms of time spent, according to Comscore.

BuzzFeed’s mission is to spread truth, joy and creativity. We are committed to making the Internet better: providing trusted, quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.

BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel enables us to create category-leading brands and a deep, two-way connection with our audiences, as well as high-quality content at massive scale and low cost. Working across platforms allows us to adapt content from one platform and innovate around new formats to drive engagement on other platforms. This means we can reach our audiences wherever they are — across our owned and operated properties and the major social platforms, including Facebook, Twitter, Instagram, Snapchat, YouTube and TikTok. In 2021, our audiences consumed nearly 800 million hours of content and drove approximately $600 million in attributable transactions.

Our strength has always been to adapt our business model to the evolution of the digital landscape. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City’s Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have prioritized investments to focus on revenue diversification and profitability. Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a comprehensive suite of digital advertising products and services and introducing new, complementary revenue streams.

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

Additionally, the Business Combination satisfied a liquidity condition for 2.7 million RSUs and we recognized approximately $16.0 million of incremental stock-based compensation expense as a cumulative catch-up adjustment based on the number of RSUs outstanding and the requisite service completed at December 3, 2021 (“Liquidity 2 RSUs”). There were a further 2.4 million restricted stock units with a liquidity condition that the Business Combination did not satisfy (“Liquidity 1 RSUs”). However, on May 12, 2022, the board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting the RSUs to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expense associated with the Liquidity 1 RSUs in the second quarter of 2022.

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

We incurred approximately nil and $5.3 million of restructuring costs for the three and nine months ended September 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the nine months ended September 30, 2022, approximately $4.4 million were included in cost of revenue, excluding depreciation and amortization, $0.3 million were included in sales and marketing, $0.5 million were included in general and administrative, and $0.1 million were included in research and development.

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

We believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue decelerated during 2021 and continued to decelerate in 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor shortages.

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

Executive Overview

The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP
Total revenue	$103,733	$90,096	$302,051	$251,848
Loss from operations	$(18,085)	$(881)	$(78,271)	$(17,817)
Net loss	$(26,993)	$(3,582)	$(95,140)	$(15,696)
Non-GAAP
Adjusted EBITDA(1)	$(2,396)	$5,992	$(17,067)	$7,307
Non-Financial
Time Spent(2)	150,679	220,908	488,958	602,249
—% on owned and operated properties	50%	31%	44%	34%
—% on third-party platforms	50%	69%	56%	66%
(1)	See “Reconciliation from Net income (loss) to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)	We define Time Spent as the estimated total number of hours spent by users on (i) our owned and operated U.S. properties, (ii) our content on Apple News, (iii) our content on YouTube in the U.S., as reported by Comscore, and (iv) our content on Facebook, as reported by Facebook. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we do not have advertising capabilities that materially contribute to our advertising revenue, including TikTok, Instagram, Snapchat and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore and Facebook to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show, the volume of purchases made through our affiliate links, and the overall value of our offerings to our customers. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner or comparable to similarly titled measures presented by other companies. Time Spent for the three and nine months ended September 30, 2022 decreased by 32% and 19%, respectively, driven by a decline in time spent by users on Facebook, partially offset by the C Acquisition. Excluding the impact of the C Acquisition, Time Spent declined consistent with broader industry trends.

Components of Results of Operations

Revenue: The majority of our revenue is generated through the following types of arrangements:

●	Advertising: Consists of display, programmatic, and video advertising on our owned and operated sites and applications and social media platforms. The majority of our advertising revenue is monetized on a per-impression basis; however, we also generate revenue from advertising products that are not monetized on a per-impression basis (for example, page takeovers that

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

Impairment expense: Represents impairment charges on certain long-lived assets. See Note 21 to the unaudited condensed consolidated financial statements.

Other expense, net: Consists of foreign exchange gains and losses, gains and losses on investments, gains and losses on dispositions of subsidiaries, gains and losses on disposition of assets, and other miscellaneous income and expenses.

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

Results of Operations:

Comparison of results for the three and nine months ended September 30, 2022 and 2021

The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$103,733	$90,096	$302,051	$251,848
Costs and expenses
Cost of revenue, excluding depreciation and amortization	60,989	48,837	183,336	135,903
Sales and marketing	16,317	11,218	52,808	34,170
General and administrative	27,254	19,829	92,381	65,274
Research and development	5,900	5,686	23,345	19,285
Depreciation and amortization	9,198	5,407	26,292	15,033
Impairment expense	2,160		2,160
Total costs and expenses	121,818	90,977	380,322	269,665
Loss from operations	(18,085)	(881)	(78,271)	(17,817)
Other expense, net	(2,752)	(2,567)	(5,330)	(1,752)
Interest expense, net	(5,171)	(487)	(14,992)	(1,138)
Change in fair value of warrant liabilities	(395)	—	2,964	—
Change in fair value of derivative liability	300	—	3,525	—
Loss before income taxes	(26,103)	(3,935)	(92,104)	(20,707)
Income tax provision (benefit)	890	(353)	3,036	(5,011)
Net loss	(26,993)	(3,582)	(95,140)	(15,696)
Net income attributable to the redeemable noncontrolling interest	—	67	164	212
Net (loss) income attributable to noncontrolling interests	(137)	137	211	(173)
Net loss attributable to BuzzFeed, Inc.	$(26,856)	$(3,786)	$(95,515)	$(15,735)

Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization	$460	$388	$3,615	$543
Sales and marketing	550	37	2,663	98
General and administrative	2,448	59	8,828	160
Research and development	177	19	3,753	49
Total	$3,635	$503	$18,859	$850

The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	59%	54%	61%	54%
Sales and marketing	16%	12%	17%	14%
General and administrative	26%	22%	31%	26%
Research and development	6%	6%	8%	8%
Depreciation and amortization	9%	6%	9%	6%
Impairment expense	2%	—%	1%	—%
Total costs and expenses	117%	101%	126%	107%
Loss from operations	(17)%	(1)%	(26)%	(7)%
Other expense, net	(3)%	(3)%	(2)%	(1)%
Interest expense, net	(5)%	(1)%	(5)%	—
Change in fair value of warrant liabilities	—%	—	1%	—
Change in fair value of derivative liability	—%	—	1%	—
Loss before income taxes	(25)%	(4)%	(30)%	(8)%
Income tax provision (benefit)	1%	—	1%	(2)%
Net loss	(26)%	(4)%	(31)%	(6)%
Net income attributable to the redeemable noncontrolling interest	—%	—	—%	—
Net (loss) income attributable to noncontrolling interests	—%	—	—%	—
Net loss attributable to BuzzFeed, Inc.	(26)%	(4)%	(31)%	(6)%
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

Total revenue was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Advertising	$50,404	$50,240	0%	$152,296	$136,693	11%
Content	38,416	26,483	45%	110,979	70,261	58%
Commerce and other	14,913	13,373	12%	38,776	44,894	(14)%
Total revenue	$103,733	$90,096	15%	$302,051	$251,848	20%

Advertising revenue increased by $0.2 million, or 0%, for the three months ended September 30, 2022, driven by a $2.3 million, or 6%, increase in advertising on our owned and operated properties, partially offset by a $2.1 million, or 17%, decrease in advertising on third-party platforms. The increase in advertising revenue on our owned and operated properties reflects the acquisition of Complex Networks, which contributed $6.3 million of advertising revenue. Excluding Complex Networks, advertising revenue decreased by $4.0 million, or 11%, driven by a 5% decline in the number of programmatic impressions delivered and a 12% decline in overall pricing. Advertising revenue from third-party platforms reflects a contribution from Complex Networks of $1.9 million. Excluding the impact of Complex Networks, advertising revenue decreased by $4.0 million, or 32%, largely due to the decrease in Time Spent on distributed networks, reflecting a 42% decrease in the number of programmatic impressions delivered, partially offset by a 15% increase in overall pricing.

Advertising revenue increased by $15.6 million, or 11%, for the nine months ended September 30, 2022, driven by an $19.1 million, or 19%, increase in advertising on our owned and operated properties, partially offset by a $3.5 million, or 10%, decrease in advertising on third-party platforms. The increase in advertising on our owned and operated properties reflects the acquisition of Complex Networks, which contributed $21.8 million of advertising revenue. Excluding Complex Networks, advertising revenue decreased by $2.7 million, or 3%, driven by a 5% increase in the number of programmatic impressions delivered, partially offset by a 9% decline in overall pricing. The decrease in advertising on third-party platforms reflects a contribution from Complex Networks of $7.2 million. Excluding the impact of Complex Networks, advertising revenues decreased by $10.8 million, or 32%, largely due to the decrease in Time Spent on distributed networks, reflecting a 39% decline in the number of programmatic impressions delivered, partially offset by a 14% increase in overall pricing.

Content revenue increased by $11.9 million, or 45%, for the three months ended September 30, 2022, largely driven by the acquisition of Complex Networks which contributed $13.6 million of content revenue. Excluding the impact of Complex Networks, content revenue decreased $1.7 million reflecting changes in consumer spending due to the broader macroeconomic impact on certain client verticals, particularly those in the consumer-packaged goods, retail, and technology and telecommunications industries.

Content revenue increased by $40.7 million, or 58%, for the nine months ended September 30, 2022, largely driven by the acquisition of Complex Networks, which contributed $38.6 million of content revenue. Excluding the impact of Complex Networks, content revenue increased $2.1 million driven by growth in content revenue from feature films.

Commerce and other revenue increased by $1.5 million, or 12%, for the three months ended September 30, 2022, reflecting Amazon Prime Day which took place in the third quarter of 2022 (Amazon Prime Day took place in the second quarter of 2021). The impact of Amazon Prime Day was partially offset by a decline in the number of purchases generated by Facebook-referred traffic as well as heightened activity in the third quarter of 2021 related to the impact of COVID-19 which accelerated our commerce and other revenue.

Commerce and other revenue decreased $6.1 million, or 14%, for the nine months ended September 30, 2022, primarily reflecting a decline in the number of purchases generated by Facebook-referred traffic as well as a comparison against heightened purchasing activity in the nine months ended September 30, 2021 related to the impact of COVID-19. The declines were partially offset by the acquisition of Complex Networks and the introduction of an event.

Cost of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Cost of revenue	$60,989	$48,837	25%	$183,336	$135,903	35%
As a percentage of revenue	59%	54%		61%	54%

Cost of revenue increased by $12.2 million, or 25%, for the three months ended September 30, 2022 driven by $8.8 million of increased costs related to Complex Networks ($6.0 million of which was compensation expense), $5.6 million increase in other costs of sales associated with our growth in revenue, partially offset by a $1.7 million decline in compensation expenses resulting from our previous restructuring actions.

Cost of revenue increased by $47.4 million, or 35%, for the nine months ended September 30, 2022 driven by $26.7 million of increased costs related to Complex Networks ($18.8 million of which was compensation expense), a $13.9 million increase in variable cost of revenue associated with our growth in revenue, $2.4 million in increased stock-based compensation expense primarily due to Liquidity 1 and Liquidity 2 RSUs and the remaining primarily relates to awards granted to key individuals, and $2.4 million of increased consulting expenses.

Sales and marketing:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$16,317	$11,218	45%	$52,808	$34,170	55%
As a percentage of revenue	16%	12%		17%	14%

Sales and marketing expenses increased by $5.1 million, or 45%, for the three months ended September 30, 2022 driven by a $3.9 million increase in compensation expenses associated with Complex Networks and a $0.5 million increase in stock-based compensation expense primarily related to Liquidity 2 RSUs as well as awards granted to key individuals.

Sales and marketing expenses increased by $18.6 million, or 55%, for the nine months ended September 30, 2022 driven by a $13.5 million increase in compensation costs ($12.9 million associated with Complex Networks), $2.6 million of increased stock-based compensation expense primarily attributable to Liquidity 1 and Liquidity 2 RSUs and the remaining relates to awards granted to key individuals, and $1.0 million increase in consulting and marketing expenses.

General and administrative:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative	$27,254	$19,829	37%	$92,381	$65,274	42%
As a percentage of revenue	26%	22%		31%	26%

General and administrative expenses increased by $7.4 million, or 37%, for the three months ended September 30, 2022 driven by a $2.4 million increase in stock-based compensation expense primarily associated with Liquidity 2 RSUs and awards granted to certain key individuals, increased rent of $1.5 million associated with the acquisition of Complex Networks, increased insurance costs of $1.4 million related to being a public company, and increased professional fees of $1.1 million. We expect our rent expense to decrease due to the sublease of our former headquarters. The sublease commenced on August 26, 2022.

General and administrative expenses increased by $27.1 million, or 42%, for the nine months ended September 30, 2022 driven by a $8.7 million increase in stock-based compensation expense associated with Liquidity 1 and liquidity 2 RSUs as well as grants awarded to certain key individuals, increased insurance costs of $5.0 million related to being a public company, increased rent of $4.5 million associated with our acquisition of Complex Networks, $3.4 million of increased compensation expenses associated with Complex Networks, and a $2.6 million increase in transaction-related costs (such as professional fees), certain litigation costs and public company readiness costs.

Research and development:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$5,900	$5,686	4%	$23,345	$19,285	21%
As a percentage of revenue	6%	6%		8%	8%

For the three months ended September 30, 2022, Research and development expenses largely remained consistent with a $0.2 million, or 4%, increase year-over-year.

Research and development expenses increased by $4.1 million, or 21%, for the nine months ended September 30, 2022 driven by $3.7 million of increased stock-based compensation expense primarily associated with Liquidity 1 and Liquidity 2 RSUs.

Depreciation and amortization:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Depreciation and amortization	$9,198	$5,407	70%	$26,292	$15,033	75%
As a percentage of revenue	9%	6%		9%	6%

Depreciation and amortization increased by $3.8 million, or 70%, and $11.3 million, or 75%, for the three and nine months ended September 30, 2022, respectively, as a result of $3.8 million and $11.4 million of amortization of intangible assets primarily associated with the acquisition of Complex Networks for the three and nine months ended September 30, 2022, respectively.

Impairment expense:

For the three months ended September 30, 2022, we recorded a non-cash impairment charge of $2.2 million as a result of the sublease of our former corporate headquarters. Of the non-cash impairment charge, $1.4 million was allocated to right-of-use-assets and the remaining $0.8 million was allocated to leasehold improvements. Refer to Note 21 to the unaudited condensed financial statements.

Other expense, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Other (expense) income, net	$(2,752)	$(2,567)	7%	$(5,330)	$(1,752)	NM
As a percentage of revenue	(3)%	(3)%		(2)%	(1)%

NM — not meaningful

Other expense, net increased by $0.2 million, or 7% for the three months ended September 30, 2022, driven by a $1.6 million increase in net foreign exchange losses (primarily unrealized) due to the continued decline in the Japanese Yen and British Pound. This was partially offset by a $0.5 million gain on sale of assets, a $0.6 million decrease in loss on disposition of a subsidiary, and a $0.2 million decrease in loss on disposition of assets.

Other expense, net increased by $3.6 million for the nine months ended September 30, 2022 due to a $5.4 million increase in net foreign exchange losses (primarily unrealized) due to the continued decline in the Japanese Yen and British Pound. This was partially offset by a $1.3 million increase in unrealized gains on the remeasurement of our investment in a private company for the nine months ended September 30, 2022.

Interest expense, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$(5,171)	$(487)	NM	$(14,992)	$(1,138)	NM
As a percentage of revenue	(5)%	(1)%		(5)%	—%

NM — not meaningful

Interest expense, net increased by $4.7 million and  $13.9 million for the three and nine months ended September 30, 2022, respectively, primarily due to increased interest expense associated with the Notes.

Change in fair value of warrant liabilities:

We recorded a loss of $0.4 million and a gain of $3.0 million for the three and nine months ended September 30, 2022, respectively, on the change in fair value of warrant liabilities.

Change in fair value of derivative liability:

For the three and nine months ended September 30, 2022, we recorded a gain of $0.3 million and $3.5 million, respectively, due to a change in the estimated fair value of the derivative liability.

Income tax provision (benefit):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Income tax provision (benefit)	$890	$(353)	NM	$3,036	$(5,011)	NM
As a percentage of revenue	1%	—%		1%	(2)%

NM – not meaningful

For the three and nine months ended September 30, 2022, we recorded an income tax provision of $0.9 and $3.0 million, respectively, related to federal, state, and foreign taxes. Our effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against our current year pre-tax operating loss as we maintain a full valuation allowance against our U.S. deferred tax assets that are not realizable on a more-likely-than-not basis. Additionally, the Company recorded a $0.9 million discrete tax expense during the quarter, primarily related to changes to the Company’s valuation allowance related to Complex’s measurement period adjustments as a result of the finalization of Complex pre-acquisition tax filings.

For the three months ended September 30, 2021, we recorded an income tax benefit of $0.4 million, related to federal, state and foreign taxes. Our effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against our current year pre-tax operating loss as we maintain a full valuation allowance against our U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the nine months ended September 30, 2021, we recorded an income tax benefit of $5.0 million, including a $4.3 million discrete tax benefit related to the release of a portion of our previously established valuation allowance to offset deferred tax liabilities arising from the HuffPost Acquisition.

As of September 30, 2022, we continued to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as we could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Non-GAAP Financial Measure

Consolidated Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net (loss) income attributable to noncontrolling interests, income tax provision (benefit), interest expense, interest income, other expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, impairment expense, transaction-related costs, certain litigation costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.

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

Reconciliation from Net loss to Adjusted EBITDA

The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(26,993)	$(3,582)	$(95,140)	$(15,696)
Income tax provision (benefit)	890	(353)	3,036	(5,011)
Interest expense	5,316	592	15,325	1,370
Interest income	(145)	(105)	(333)	(232)
Other expense, net	2,752	2,567	5,330	1,752
Depreciation and amortization	9,198	5,407	26,292	15,033
Stock-based compensation	3,635	503	18,859	850
Change in fair value of warrant liabilities	395	—	(2,964)	—
Change in fair value of derivative liability	(300)	—	(3,525)	—
Restructuring(1)	—	—	5,319	3,645
Impairment expense(2)	2,160		2,160
Transaction-related costs(3)	—	963	5,132	5,596
Litigation costs(4)	696	—	1,920	—
Public company readiness costs(5)	—	—	1,522	—
Adjusted EBITDA	$(2,396)	$5,992	$(17,067)	$7,307

(1)For the nine months ended September 30, 2022, represents costs associated with certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better service audience demands, and costs incurred as part of a strategic repositioning of BuzzFeed News. For the nine months ended September 30, 2021, reflects costs associated with involuntary terminations of employees across various roles and levels as part of the integration of the HuffPost Acquisition.

(2)Reflects a non-cash impairment expense recorded during the three months ended September 30, 2022 associated with certain long-lived assets of our former corporate headquarters which was fully subleased in the third quarter of 2022. Refer to Note 21 to the unaudited condensed consolidated financial statements.

(3)Reflects transaction-related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or contemplated transaction and include professional fees, integration expenses, and certain costs related to integrating and converging IT systems.

(4)Reflects costs related to litigation that are outside the ordinary course of our business. We believe it is useful to exclude such charges because we do not consider such amounts to be part of the ongoing operations of our business and because of the singular nature of the claims underlying the matter.

(5)Reflects one-time initial set-up costs associated with the establishment of our public company structure and processes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and borrowings under our Revolving Credit Facility (as defined below), as well as cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds and totaled $59.1 million and $79.7 million at September 30, 2022 and December 31, 2021, respectively.

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

The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit our ability to incur additional indebtedness, grant liens, pay dividends, hold unpermitted investments, repurchase or redeem equity interests or make material changes to the business. We were in compliance with the financial covenant as of September 30, 2022.

The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records and related assets.

As of September 30, 2022, we had outstanding borrowings under the Revolving Credit Facility of $33.5 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $1.0 million.

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

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(7,897)	$10,898
Net cash used in investing activities	(13,774)	(4,900)
Net cash provided by financing activities	3,105	34,277

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $7.9 million compared to net cash provided by operating activities of $10.9 million for the nine months ended September 30, 2021. The change was primarily driven by a $26.9 million increase in net loss, adjusted for non-cash items, a $17.7 million decrease in lease liabilities, and a $10.5 million decrease in the change in accrued compensation, partially offset by an $18.5 million increase in the change in accounts receivable, a $10.6 million increase in the change in prepaid and other assets, a $4.2 million increase in the change in deferred revenue, and a $2.3 million increase in the change in accounts payable.

Investing Activities

For the nine months ended September 30, 2022, cash used in investing activities was $13.8 million, which consists of $9.7 million of expenditures on internal-use software and $4.5 million of capital expenditures, partially offset by a $0.5 million gain on the sale of an asset.

For the nine months ended September 30, 2021, cash used in investing activities was $4.9 million, which consists of $7.6 million of expenditures on internal-use software and $1.8 million of capital expenditures, which was largely offset by $5.2 million of net cash acquired as part of the HuffPost Acquisition.

Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities was $3.1 million, principally consisting of $5.0 million in borrowings from our revolving credit facility and $0.4 million of proceeds from the exercise of stock options, partially offset by the payment of $1.7 million for withholding taxes on the vesting of certain RSUs and $0.6 million of deferred reverse recapitalization costs.

For the nine months ended September 30, 2021, cash provided by financing activities was $34.3 million, principally consisting of $35.0 million of proceeds from the issuance of common stock related to the equity investment in us by an affiliate of Verizon, partially offset by repayments of borrowings under the Revolving Credit Facility.

Contractual Obligations

Our principal commitments consist of obligations for office space under non-cancelable operating leases with various expiration dates through 2029 as well as repayment of borrowings under our Revolving Credit Facility and Notes.

In September 2018, concurrent with an investment in a private company, we agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and our prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of September 30, 2022, the maximum amount under the guarantee was $1.5 million, and no liability was recognized with respect to the guarantee.

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

Goodwill

Goodwill is tested annually for impairment as of October 1 or more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of September 30, 2022, the Company had $194.1 million of goodwill recorded on its condensed consolidated balance sheet. During the second quarter of 2022, management identified a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. The Company concluded the sustained decline in share price was a triggering event and proceeded with a quantitative impairment assessment.

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

We concluded there were no new impairment triggering events as of and for the three months ended September 30, 2022. As such, we concluded there was no goodwill impairment as of September 30, 2022.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of 890’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Interest Rate Fluctuation Risk

Our exposure to interest rates relates primarily to the variable interest component on our Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. These exposures were not material for the three and nine months ended September 30, 2022 and 2021, but may become material in the future as increased inflation has had, and may continue to have, an effect on interest rates.

Equity Investment Risk

We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $3.6 million at September 30, 2022 and $2.3 million at December 31, 2021.

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

Although management designed remediation plans in 2021, due to resource constraints and lack of sufficient staff with technical expertise, the necessary business process and IT general controls were partially implemented or not executed consistently; thus, material weaknesses in our internal control environment were concluded not to be remediated. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in 2022 and will make the changes we determine to be appropriate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the period covered in this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

On December 3, 2021, the Company acquired Complex Networks (see Note 3 to the accompanying condensed consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Other than as noted above, and in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 21, 2022, the BuzzFeed Defendants filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable (the “Delaware Action”). The complaint seeks declaratory and injunctive relief.  A hearing on the merits of the Delaware Action was held on July 26, 2022. On October 28, 2022, the Court of Chancery granted the Company’s motion to permanently enjoin the Claimants’ arbitration claims. The Company does not believe that the final outcome of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.

On September 12, 2022, a putative class action complaint was filed against BuzzFeed (dba HuffPost.com) in the United States District Court for the Northern District of Illinois, alleging violations of the federal Video Privacy Protection Act. The plaintiff, who seeks to represent a class of digital subscribers to an online website owned or operated by BuzzFeed who had their personal viewing information disclosed to Facebook, alleges that she was a digital subscriber to HuffingtonPost.com and that BuzzFeed disclosed her personal viewing information to Facebook without her consent. Plaintiff seeks damages of $2,500 (in actual dollars) for each member of the class, punitive damages, injunctive relief and attorney fees. BuzzFeed disputes the claims.

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

As of September 30, 2022, Jonah Peretti and his affiliates hold more than 75% of the voting power of our outstanding common stock. In addition to voting together with our Class A common stock (with one vote per share) on all matters, the holders of our Class B common stock are entitled to 50 votes for each share of Class B common stock held of record by such holder on each matter on which such holders of such shares are entitled to vote, as set out in our second amended and restated certificate of incorporation. Accordingly, Mr. Peretti is and will be able to exert substantial influence over matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Mr. Peretti may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of shares of our Class A common stock.

We are exposed to potential impairment charges on certain assets.

We had approximately $194.1 million of goodwill and $125.1 million of acquired intangible assets on our condensed consolidated balance sheet as of September 30, 2022. Under U.S. GAAP, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually as of October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

We concluded there were no new impairment triggering events as of and for the three months ended September 30, 2022. As such, we concluded there was no goodwill impairment as of September 30, 2022.

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

BuzzFeed, Inc.

		By:	/s/ Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	November 14, 2022