Form 10-K
period 2022-12-31
BuzzFeed, Inc.
filed 2023-03-16
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to      .
Commission file number 001-39877
_____________________________________________
BuzzFeed, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported by the Nasdaq Stock Market LLC on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $158.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 14, 2023, there were 126,771,826 shares of the registrant’s Class A common stock outstanding, 6,675,517 shares of the registrant’s Class B common stock outstanding, and 6,478,031 shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “affect,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would”, and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward looking statements include all matters that are not historical facts. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•demand for products and services and changes in traffic;
•changes in the business and competitive environment in which we operate;
•developments and projections relating to our competitors and the digital media industry;
•the impact of national and local economic and other conditions and developments in technology, each of which could influence the levels (rate and volume) of our advertising, the growth of our business, and the implementation of our strategic initiatives;
•poor quality broadband infrastructure in certain markets;
•technological developments including artificial intelligence (“AI”);
•our success in retaining or recruiting, or changes required in, officers, key employees or directors;
•our business, operations, and financial performance, including expectations with respect to our financial and business performance, including financial projections and business metrics, and any underlying assumptions thereunder, future business plans and initiatives, and growth opportunities;
•our future capital requirements and sources and uses of cash, including, but not limited to, our ability to obtain additional capital in the future, any impacts of bank failures or issues in the broader United States (“U.S.”) financial system, any restrictions imposed by our debt facilities, and any restrictions on our ability to access our cash and cash equivalents;
•expectations regarding future acquisitions, partnerships or other relationships with third parties;
•developments in the law and government regulation, including, but not limited to, revised foreign content and ownership regulations;
•the anticipated impacts of current global supply chain disruptions, further escalation of tensions between Russia and Western countries and the related sanctions and geopolitical tensions, as well as further escalation of trade tensions between the U.S. and China; the inflationary environment; the tight labor market; the continued impact of the COVID-19 pandemic and evolving strains of COVID-19; and other macroeconomic factors on our business and the actions we may take in the future in response thereto;
•our ability to maintain the listing of our Class A common stock and warrants on the Nasdaq Stock Market LLC (“Nasdaq”); and
•other factors detailed under the section entitled “Risk Factors.”
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
This Annual Report on Form 10-K contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in these publications and reports.
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
On December 3, 2021, we consummated the previously announced business combinations in connection with (i) that certain Agreement and Plan of Merger, dated June 24, 2021 (as amended, the “Merger Agreement”), by and among 890 5th Avenue Partners, Inc. (“890”), certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed”); and (ii) the Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC, and HDS II, Inc., pursuant to which we acquired 100% of the membership interests of CM Partners, LLC. CM Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” The transactions contemplated by the Merger Agreement, including the acquisition of Complex Networks, are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination, 890 was renamed “BuzzFeed, Inc.”
Our Company - Overview
BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, Tasty, HuffPost, BuzzFeed News, and Complex Networks, we are the number one destination for Gen Z and Millennials amongst our competitive set, in terms of time spent, according to Comscore.
BuzzFeed’s mission is to spread truth, joy, and creativity. We are committed to making the Internet better: providing trusted, quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel enable us to create category-leading brands and a deep, two-way connection with our audiences, as well as high-quality content at massive scale and low cost. Working across platforms allows us to adapt content from one platform and innovate around new formats to drive engagement on other platforms. This means we can reach our audiences wherever they are — across our owned and operated properties and the major social platforms, including Facebook, YouTube, Instagram, TikTok, Snapchat, Twitter, and Apple News. In 2022, our audiences consumed more than 620 million hours of content and drove over $500 million in attributable transactions. For additional discussion on Time Spent, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Our strength has always been to adapt our business model to the evolution of the digital landscape. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City's Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have prioritized investments to focus on revenue diversification and profitability (on an Adjusted EBITDA basis, a non-GAAP measure as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” elsewhere in this Annual Report on Form 10-K). Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a comprehensive suite of digital advertising products and services and introducing new, complementary revenue streams.
Our Market Opportunity
We believe that BuzzFeed is positioned to thrive at the intersection of several large and growing markets. As a free, global, cross-platform media network that was born on the Internet, the shift to “all things digital” presents multiple opportunities for growth in our business. The growth in digital advertising, the demand for high-quality, brand-safe content, the need for advertisers to reach audiences at scale amid an evolving data privacy landscape and e-commerce are the primary industry trends driving our market opportunity.

Advertising is shifting away from traditional online media, and digital and social video have become core components of ad budgets. Further, with the rise of creator-led video formats such as Reels and TikTok, advertisers are increasingly looking to tap into creator-led marketing opportunities that resonate with large, young audiences. With a broad and diverse roster of creative talent and a comprehensive set of creator-focused tools, technology, and resources, we are a trusted partner to advertisers, helping them execute premium campaigns effectively and efficiently.
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
The U.S. Census Bureau estimates the annual U.S. e-commerce market to be approximately $1 trillion, representing another significant opportunity for our business. According to research published by MKM Partners in December 2022, U.S. online sales comprised 18% of total retail sales in the fourth quarter of 2022, up from pre-2020 levels, and is expected to reach approximately 25% by 2025. As the e-commerce market grows and consumer choice expands, we are able to provide retailers with an incremental channel for capturing high-quality, actionable consumer traffic. For years young people have continued to come to BuzzFeed, Inc. for culturally relevant content that inspires them to discover new things. We extended this relationship to our commerce business to create trusted shopping content that inspires our audiences to discover new products. This content is led by our editorial team and informed by audience insights, yielding hundreds of millions of dollars in transactions annually. The ability of our content to inspire millions of consumers to transact is what sets us apart.
Our Brands
The Company has built and assembled a portfolio of iconic, category-leading brands for Gen Z and Millennial audiences across food, news, pop culture, and commerce.
Our flagship BuzzFeed brand has become a go-to authority for curating entertainment, pop culture, and the Internet. With articles, lists, quizzes, videos, and original series — our audience comes to BuzzFeed to learn what to watch, read, and buy now — and into the future.
Our food brand, Tasty, highlights the best of BuzzFeed: shareable content that brings people together on a viral scale. First launched in 2015, Tasty has grown into the largest, most engaged food community on the internet, pioneering the overhead video format that is now ubiquitous across most major food brands.
HuffPost, acquired in February 2021, is a global, Pulitzer Prize-winning media platform for news, politics, opinion, entertainment, features, and lifestyle content. BuzzFeed News, a Pulitzer Prize-winning newsroom created in 2012, is widely read, particularly among a younger audience.
In December 2021, BuzzFeed, Inc. acquired Complex Networks, a global youth entertainment company that drives culture across music, food, style, entertainment, and sports. With brands like First We Feast, Pigeons & Planes, Sole Collector and Complex — as well as live events, led by ComplexCon — Complex Networks has established itself as a leader in time spent among males aged 18 to 34, according to Comscore.

Our Audience
Our content reflects the voice of the most diverse generation in history, and creates an “inspiration engine” that helps millions explore new things, try unique experiences, and discover novel products. Across our network of brands we reach millions of monthly viewers, who consumed more than 620 million hours of content and drove hundreds of millions of dollars in transactions in 2022. Our cross-platform distribution network gives us the ability to connect with the Internet generations at a massive scale on whatever platform they are using to consume content. We attract and retain audiences as a function of our data driven approach to content creation. As audiences engage with our content, we capture insights into their preferences and apply those learnings to new content development. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights.
Our Technology Platform and Data-Driven Content Flywheel
Creating meaningful content requires data, technology, and scale, all of which are key competitive differentiators that BuzzFeed uses to reach our audience wherever they are. Our data-driven approach to content creation is designed to benefit all stakeholders across our ecosystem: audiences, creators, advertisers and social platforms.
BuzzFeed began as a lab in New York City, experimenting with content, formats, and distribution on the Internet. Over 15 years, we have established a deep understanding of modern media and developed proprietary technology designed to rapidly scale and monetize digital content. Machine learning and analytics power everything from our scaled tech stack of quiz makers built into a content management system to proprietary algorithms and custom tools for content creators and brand advertisers to headline optimization.
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
•These proprietary tools and technologies ensure we are serving our audiences compelling, culturally relevant content regardless of platform.
•Our content creators and journalists also benefit greatly, as internal dashboards and metrics provide heightened visibility on audience interaction, allowing them to focus on content and formats that maximize engagement and revenue.
•Similarly, advertisers rely on our audience insights and first-party data tools to optimize their ad campaigns.

•Our data-driven approach to content creation also resonates with the large social platforms seeking an alternative to user-generated content.
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
We measure our success in terms of engagement, monetization, and operating efficiency using three metrics. The first is audience time spent across owned and operated sites as well as on third-party platforms. The second is revenue generated from advertising, content and commerce and other. The third key measure of our success is profitability (on an Adjusted EBITDA basis, a non-GAAP measure).
We generate revenue from advertising, content, and commerce and other.
Advertising includes display, programmatic and video advertising on our owned and operated sites and applications, as well as third-party social media platforms. This revenue source is driven by our industry-leading engagement, an overall shift to digital advertising, and our scaled reach to multiple demographics. We provide significant and differentiated value to advertisers by consistently delivering best-in-class audience engagement, with the most time spent among Gen Z and Millennial audiences as compared to other digital media competitor companies, according to Comscore. Major platforms recognize the value of BuzzFeed’s brand-safe content, award-winning journalism, and the ability to engage large and diverse audiences, making us a critical and trusted partner for advertisers.
Content includes paid or sponsored branded, syndicated, and studio content (including feature films) that is sold or licensed to third parties. Our content production approach increasingly allows for turn-key, lightweight options that are scalable and repeatable, with strong retention among advertisers. Our content revenue is driven by continued investment in our content team, a strong data-informed understanding of our audience, demand for trusted, brand-safe digital content, and our brand integrity.
Commerce and other includes affiliate marketplace revenue, IP licensing and an experiential business, such as ComplexCon. Our editorial shopping content drives hundreds of millions of dollars in attributable transactions each year. Moving forward, we plan to continue to onboard new marketplaces beyond consumer retail, expanding into new shopping categories to drive additional growth. With strong brand recognition and audience trust, BuzzFeed is well positioned to capitalize on the continued shift to online purchases.
Our Differentiation
•Technology and Content Flywheel — Our proprietary machine learning and analytics tools and technologies enable us to create and optimize content across platforms and capture vital first-party data regarding audience preferences and valuable cross-platform insights. We also continue to experiment with the newest technologies, such as AI, to further enhance our content development capabilities.
•Leading Brands and Attractive Audiences at Scale — Our portfolio of iconic brands reaches the Internet generations with unprecedented levels of connectivity and engagement, helping millions explore new things, try new experiences, and discover new products.
•Comprehensive Offering for Advertisers — Our comprehensive suite of advertising products and services position us as a one stop shop for advertisers looking to reach young audiences at scale in a contextual, brand-safe environment.
•Creativity and Innovation — BuzzFeed lives at the intersection of technology and creativity, continually pushing the bounds of inspiration and innovation, attracting, retaining and supporting creators with the data-enhanced tools they need to continue to stay ahead of trends and shape popular culture. As the creative process becomes increasingly technology enabled, we are continually looking to maximize the creativity of our writers, creators and producers by incorporating new technologies, including AI. Taken together with our proprietary technology and first party data, AI has the potential to unlock a new era of creativity by expanding beyond curation to assist in content creation.
•Leadership Team — BuzzFeed is founder-led and future-focused, staying at the forefront of modern media through the leadership of Jonah Peretti and a core management team with decades of industry experience.
Our Growth Strategy
•Continue to grow and engage audiences — We plan to continue to leverage our iconic brands and invest in our technology and data-driven content flywheel to deliver engaging content that brands and advertisers trust to reach, grow, and engage audiences, at scale and across platforms. There is a significant opportunity to further penetrate our existing customer base with our diverse offerings, as well as to add new customers through our proven ability to reach audiences at scale and drive awareness, inspiration, and transactions.
•Empower our content creator teams — We are extremely fortunate to have so many talented journalists, video creators, writers, and Internet visionaries, whose contributions are critical to our success. BuzzFeed will continue to focus on building the future of creative work by empowering our teams, providing them with next-generation tools, data, and an environment that fosters collaboration, diversity, and innovation to produce best-in-class digital content.
•Expand strategic partnerships — Our diversified and complementary advertising, content, and commerce offerings have enhanced our value proposition and strengthened our relationship with our customers. In particular, partners who purchase several of our solutions often increase their average spend with BuzzFeed, which drives longer term relationships and improves customer retention.
•Drive sustainable, profitable growth — Following several years of discipline and cost management initiatives, our business is benefiting from significant operating leverage. As BuzzFeed’s future revenue growth accelerates, we expect our profitability margins to continue to expand as our cost base grows at a slower pace than revenue.
•Platform for inorganic growth — Over time, we believe BuzzFeed will play a leading role in consolidating a fragmented digital media landscape. With the addition of HuffPost and Complex Networks, we are demonstrating the ability to enhance reach, engagement, and monetization of subscale brands by extending our infrastructure, proprietary technology, and content creation capabilities. We will continue to look for strategic opportunities to bring additional subscale brands with loyal, complementary audiences to our portfolio in the future.
Competition
BuzzFeed operates within the digital media space, a category that we have pioneered and helped develop. We broadly compete against other Internet companies that might attract audiences and advertisers to their platforms and away from BuzzFeed’s. This includes publicly traded digital publishing companies such as IAC, Ziff Davis, and The New York Times Company. More specifically, with a common core demographic of Millennials and Gen Z, online content providers that target younger generations are natural competitors to BuzzFeed. Historically these have included privately held digital publishers such as Vox Media, which combined with Group Nine Media, Vice Media Group, and Bustle Digital Group, among others. We believe that scale, reach, and ultimately engagement serve as the key indicators of competitive positioning, and BuzzFeed outperforms its peers in each respect, with more time spent across target segments of our audience. Furthermore, we believe that our proprietary technology platform, data-driven content flywheel, and rich first party data are structural differentiators that set us apart from the competition.
BuzzFeed both competes with and partners with the large social media platforms, streaming services and traditional publishers. We believe that BuzzFeed’s unique, data-informed, brand-safe content is increasingly valued by ecosystem participants and enables BuzzFeed to grow alongside the largest consumer Internet and publishing businesses.
Customers
BuzzFeed offers a strong value proposition to customers and business partners looking to reach Millennial and Gen Z audiences at scale, in order to generate awareness and drive discovery, inspiration, and ultimately transactions involving their products and services. Customers rely on our high-quality, engaging and brand-safe content, creativity, and reach across multiple platforms to accomplish these objectives. Our customer base consists of global corporations and companies across a variety of industries including, among others, media and entertainment, consumer packaged goods, and retail, financial services, insurance, and technology, who utilize one or more of our offerings in advertising, content, and commerce and other.
We provide our advertising customers a broad array of offerings including display, programmatic, and video advertising inventory to target users on our owned and operated sites, applications, and social media platforms. Our content customers include third parties seeking to promote their businesses, products and services with our content — we can create customized promotional content for a third party’s film release. Our commerce customers are e-commerce operators who partner with us through affiliate programs, or retailers with whom we enter into licensing and merchandising agreements. Customers can achieve the best results when tapping into a combination of our offerings, and we see increased retention from those customers that do so. We maintain a diverse customer base and do not have a significant concentration of revenue around any particular customers, with our top 10 direct customers making up approximately 17% of total revenue for the year ended December 31, 2022. In addition to these top 10 direct customers, we derive a significant portion of our revenue from companies such as Google, Facebook, and Amazon through their various advertising and affiliate exchanges.
Human Capital Resources
Our Employees
We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2022, we had 1,368 employees located across seven countries. As of December 31, 2022, approximately 9.8% of our employees were unionized, with certain employees associated with BuzzFeed News in the U.S. belonging to NewsGuild, certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with The HuffingtonPost.com, Inc. in the U.S. belonging to the Writers Guild of America, East.
In December 2022, we announced plans to reduce expenses by implementing an approximately 12% reduction in our then-current workforce, which resulted in a reduction of 172 employees in 2022.
We are focused on supporting our employees across the full employee lifecycle from recruitment to onboarding through ongoing development, and have implemented programs designed to support both career satisfaction and overall wellness.
As a result of the COVID-19 pandemic, we have adopted programs and policies that support flexibility as our employees navigate their personal needs. In February 2022, we announced that we would extend the option to work from home when and where possible. We also offer access to a range of wellness services addressing mental health, family support, child care, and other areas.
Our Culture
At BuzzFeed we value openness and collaboration, experimentation and growth, and diversity and equality. This is demonstrated through our content, as well as in the way we work together within the company. We aspire to provide outstanding people experiences, through our workplace practices, benefits, employee programs, communication, and diversity.
•We believe in having a direct relationship between employees and management where ideas are shared and both work together toward a common purpose.
•We believe in the principle of equal pay for equal work and having compensation programs that provide for such equality.
•We believe in treating each other respectfully and employing principles of fairness when concerns or problems arise.
•We are committed to demonstrating diversity of thought, background, and experience across all functions and levels.

•We believe in supporting the wellness of our employees and their dependents, in championing progressive changes where needed and adjusting our policies to address the changing needs of employees.
•We believe that people should be able to bring their whole self to work, and feel that the workplace is supportive and inclusive.
Diversity, Inclusion, and Belonging
At BuzzFeed, we value Diversity, Inclusion & Belonging (“DI&B”) and strive to weave this value into everything we do. We attract a diverse group of employees that reflect the world we are trying to reach through our content and we welcome the unique skills, experiences, and backgrounds each employee brings to the table every day. Since 2014, we have been committed to holding ourselves accountable to this work by publishing our diversity and demographics report annually. As of December 31, 2022, Black, Indigenous and People of Color (“BIPOC”) employees constituted 43% of our U.S.-based employee population. In addition, 60% of our global population identify as female.
We continually refine our approach to hiring, training, career development, and education to support our mission of DI&B. Our recruiting team continues to be intentional about our diversity strategy to ensure that BIPOC talent and candidates from other underrepresented groups are actively recruited, and that the company hires and retains talent with diverse perspectives and backgrounds. In the recruitment and hiring process, we also emphasize educating all team members involved about internal and unconscious biases and how to overcome them, and ensuring that all job descriptions and interview processes are inclusive and accessible. BuzzFeed is committed to increasing the representation of BIPOC employees within senior leadership; we have concentrated our efforts to both advance and retain current BIPOC employees, and recruit and attract more BIPOC candidates for senior roles.
We are committed to ensuring our culture allows employees to bring their authentic selves to work every day. We want all employees to feel safe and supported, without threat of microaggressions or bias.
In 2022 we have, and in 2023 we will continue to, develop and launch key educational opportunities, including Identity and Allyship training, and host a myriad of Heritage Month educational events, learning opportunities, and social events sponsored by the DI&B team, BuzzFeed employee resource groups, and the DI&B Council.
Intellectual Property
We depend on our iconic brands to build and maintain household name recognition and audience loyalty, and regard our intellectual property as critical to our success. We own numerous domestic and foreign trademarks and other proprietary rights that are important to our business and protect those rights in our brands including, but not limited to, BuzzFeed, Tasty, HuffPost, BuzzFeed News, and Complex Networks. We also maintain rights to the domain names www.buzzfeed.com, www.tasty.co, www.huffpost.com, www.buzzfeednews.com, and www.complexnetworks.com, among others. We retain the rights to an extensive content library that is monetized through multiple revenue streams. In addition to our brand, domain, and content assets, we have a proprietary technology platform that powers our business. We rely on, and expect to continue to rely on, a combination of work for hire, assignment, license and confidentiality agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret and patent laws, to protect our brands, content, proprietary technology, and other intellectual property rights.
As of December 31, 2022, we held 320 registered trademarks in the U.S., including the BUZZFEED mark, the HUFFPOST mark, and the COMPLEX mark, and also held 646 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and our ability to register new intellectual property, and whether to decommission certain of our intellectual property assets. We intend to continue to file additional applications with respect to our intellectual property assets.
Regulatory Matters
We are subject to many laws and regulations in the U.S., Canada, the European Union (the “EU”), the United Kingdom (the “U.K.”), Japan, Australia, India, and Mexico and throughout the world, including, but not limited to, those related to contracts, securities, privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, bribery and corruption, economic and trade sanctions, product liability, accessibility, competition, and taxation.

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
Data Privacy and Security Laws
We are subject to various federal, state and international laws, policies, and regulations relating to the privacy and security of personal data, including personal data of consumers, customers, and employees. These laws often require companies to implement specific information security controls to protect certain types of data (such as personal data, “special categories of personal data” or employee data), and/or impose specific requirements relating to the collection or other processing of such data.
In the U.S., the Federal Trade Commission (the “FTC”), the Department of Commerce, and various states continue to call for greater regulation of the collection and processing of personal data, as well as restrictions for certain targeted advertising practices. Section 5(a) of the FTC Act grants the agency enforcement powers to combat and address “unfair or deceptive acts or practices in or affecting commerce,” and the FTC has used this authority extensively to hold businesses to fair and transparent privacy and security standards. Numerous states have also enacted, or are proposing legislation to enact, state-level data privacy laws and regulations governing the collection, use, disclosure, and other processing of personal data. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) provides specific privacy rights to consumers residing in the state and imposes a range of compliance obligations on covered businesses. Compliance with the CCPA has caused, and will continue to cause, BuzzFeed to incur compliance related costs and expenses. Additionally, a number of other states have adopted or are considering similar legislation, including Virginia, Colorado, Connecticut, and Utah. Future changes in laws and regulations throughout the U.S., at both the federal and state levels, could impact our ability to collect data, exploit the data we do collect, limit the extent to which we can monetize that data, give rise to additional compliance costs, require us to make substantial investments in technology tools to satisfy new regulatory rules, and expose us to potential non-compliance liability. We are also subject to the Americans with Disabilities Act, which includes requirements with respect to website accessibility. Additionally, we are subject to the CAN-SPAM Act, the Telephone Consumer Protection Act, and the Video Privacy Protection Act, each of which may place restrictions on how we operate in a manner that adversely affects our business.
In the EU, the General Data Protection Regulation (the “GDPR”) imposes stringent operational requirements for processors and controllers of personal data, including with respect to data subject rights, notices and disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), records of processing activities, limiting retention of personal data, mandatory data breach notification to data protection regulators or supervisory authorities (and in certain cases, to the affected individuals), and requirements to implement additional policies and procedures to comply with the accountability principle under the GDPR. The GDPR is intended to create a single legal framework in relation to the collection, control, use, sharing, disclosure, and other processing of personal data. However, the GDPR allows for derogations where EU member states can deviate from the requirements in their own legislation, including for example, by introducing measures that apply in specific situations and implementing rules regarding legal basis of processing. It is therefore likely that, where we operate or provide services in those EU member state jurisdictions, we will need to comply with these local regulations in addition to the GDPR. Local supervisory authorities are able to impose fines for non-compliance and have the power to carry out audits, require companies to cease or change processing, request information, and obtain access to premises.
Similarly, many other countries around the world have developed laws, rules, and regulations regarding privacy and data protection, including, for example, the U.K., Canada, Japan, Australia, India, and Mexico. Additional countries are developing or expanding privacy and data security laws, rules, and regulations, or may do so in the future, which could increase our risk and compliance costs.
Countries around the world also have developed or are developing laws, rules, and regulations regarding cross-border transfers of personal data. This includes laws relating to the transfer of personal data outside the European Economic Area (the “EEA”) and the U.K. Recent legal developments in the EEA and the U.K. have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to “third countries,” especially the U.S. For example, in 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal data from the EEA to the U.S.). The CJEU also made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal data outside the EEA) alone may not be sufficient in all circumstances. We currently rely on standard contractual clauses and these changes are therefore causing us to review our current compliance approach. Changes to our compliance scheme may be deemed necessary to meet the requirements of the EEA, the U.K., and other jurisdictions may result in additional costs or the inability to transfer personal data out of certain countries.
We are also subject to evolving privacy laws on cookies and e-marketing. In the EU and the U.K., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem and current national laws that implement the EU directive known as the Privacy and Electronic Communications Directive 2002/58/EC on Privacy and Electronic Communications (the ePrivacy Directive) are expected to be replaced by a forthcoming EU regulation known as the e-Privacy Regulation, which will significantly increase fines for non-compliance. Informed consent is generally required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The text of the e-Privacy Regulation is still under development, and recent EU regulatory guidance and court decisions have created uncertainty about the level to which such laws and regulations will be enforced, which may require us to review our compliance approach and increase compliance costs.
Seasonality
Our business is subject to some seasonal influences. Historically, our revenue is typically highest in the fourth quarter of the year due to strong advertising spend and consumer spending during this quarter.
Available Information
We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our investor relations website at https://investors.buzzfeed.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
ITEM 1A. RISK FACTORS
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.
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
Risks Related to Our Business and Industry
•Adverse economic conditions in the U.S. and globally, including the potential onset of recession, could have a negative effect on our business, results of operations, financial condition, and liquidity.
•We derive a significant portion of our traffic from third-party platforms. Changes to the standard terms, conditions, and policies of these third-party platform providers, such as Facebook, YouTube, Instagram, TikTok,

Snapchat, Twitter, Apple News, and Google, as well as a decline in the popularity of these platforms, could adversely affect our business.
•We derive a significant portion of our revenue from advertising products and our relationships with advertising partners.
•If we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed.
•The levels of our traffic and engagement with our brands and content are critical to our success.
•Changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue.
•Our development and implementation of AI solutions may not be successful, which may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results.
Risks Related to Financial and Accounting Matters
•We previously identified material weaknesses in our internal control over financial reporting that continue to exist. Failure to remediate the material weaknesses in a timely manner or maintain effective internal control over financial reporting may adversely impact our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
•We have experienced and are exposed to potential impairment charges on certain assets.
•We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
•Our debt obligations may restrict our business operations.
•Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
•Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.
•Restrictions imposed by our debt facilities could adversely affect our operating flexibility. We may need to seek amendments to our debt facilities in some cases in order to take actions, which are limited by the covenants contained in these facilities, and our lenders may not agree to such amendments.
Risks Related to Legal and Regulatory Matters
•Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, temporary or permanent restraining orders and injunctions, increased cost of operations or declines in traffic growth and engagement with our brands and content, or otherwise harm our business.
•Failure to comply with laws and regulations with respect to contracts, securities, privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, bribery and corruption, economic and trade sanctions, product liability, accessibility, competition, and taxation could adversely affect our business.
•From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

•Our intellectual property rights are valuable, and any inability to protect, or challenges to, them could reduce the value of our content, services, and brand.
•We may become party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.
•Some of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.
•Compliance obligations under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) may require substantial financial and management resources.
•We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased our costs and the risk of non-compliance.
Risks Related to Ownership of Our Securities
•We may issue additional shares of Class A common stock (including upon the exercise of warrants) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.
•There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.
•The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer, which limits other stockholders’ ability to influence the outcome of important transactions, including a change in control.
•The market price of our securities may be volatile, which may increase the risk of securities-related litigation, or cause the loss of part or all of holders’ investments.
•There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to complete transactions in our securities and subject us to additional trading restrictions.
Risks Related to Our Business and Industry
Adverse economic conditions in the U.S. and globally, including the potential onset of recession, could have a negative effect on our business, results of operations, financial condition, and liquidity.
Adverse macroeconomic conditions in the U.S. and globally, including inflation, slower than expected growth or recession, changes to fiscal and monetary policy, any failure to lift the U.S. debt ceiling, tightening of the credit markets, including as a result of bank failures and any resulting issues in the broader U.S. financial system, any higher interest rates, high unemployment, and currency fluctuations, could negatively impact our business, financial condition, results of operations, and liquidity. These, and other, factors could adversely affect demand for advertising on our owned and operated sites and social media platforms or revenue generated from creating content, weakening our advertising sales and related revenue streams. Adverse economic conditions in the U.S. and globally have from time to time caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt.
Further, sustained uncertainty about, or worsening of, current global economic conditions, including further escalation of tensions between Russia and Western countries, as well as further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could adversely affect our advertising revenue, content revenue, and affiliate marketplace revenue, and could materially adversely affect our business, results of operations, financial condition, and growth.
We derive a significant portion of our traffic from third-party platforms. Changes to the standard terms, conditions, and policies of these third-party platform providers that have distributed or may distribute our content, such as Facebook, YouTube, Instagram, TikTok, Snapchat, Twitter, Apple News, and Google, as well as a decline in the popularity of these platforms, could adversely affect our business.
We depend on third-party platform providers to provide access to our content. A majority of our traffic engages with our content through third-party platform providers rather than directly on our websites and applications, most prominently, Facebook, YouTube, Instagram, TikTok, Snapchat, Twitter, Apple News, and Google. These platforms serve as significant channels of online distribution and are critical to accessing our content. Our users have historically spent more time engaging with our content on third-party platforms (including Apple News, YouTube, and Facebook) than on our owned and operated U.S. properties. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Time Spent and for a breakdown of the percentage of Time Spent on our owned and operated sites versus third-party platforms. If these platform providers deny access to our content, modify their current discovery mechanisms or algorithms, develop their own competitive offerings, or impose fees for access to and use of their platforms, our business could be negatively impacted. We are also subject to the standard terms, conditions and practices of these platform providers, which govern the promotion, distribution, operation and use of our content. Platform providers have broad discretion to change their standard terms and conditions and have the right to prohibit us from distributing content on their platforms if we violate those standard terms and conditions. In addition, platform providers can change their policies or interpretations of their standard terms and conditions. Our business could suffer materially if platform providers change their standard terms and conditions, interpretations or other policies and practices in a way that is detrimental to us or if platform providers determine that we are in violation of their standard terms and conditions and prohibit us from distributing our content on their platforms. Moreover, if we are unable to maintain a good relationship with these platform providers, our business and operating results could be adversely affected.
Our business could also be harmed if these platforms change their terms and conditions relating to how their users share information on or through their platforms or across other platforms, which could impact our traffic and engagement.
Finally, some of these platforms have diminished, and may continue to diminish, in popularity. A diminishment in popularly in any of these platforms, for whatever reason, could negatively impact our business, revenue, and results of operations.
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
Further, we need to maintain good relationships with advertisers to provide us with a sufficient inventory of advertisements and offers. Online advertising is an intensely competitive industry. Many large companies, such as Amazon, Facebook, and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. In order for our advertising business to continue to succeed, we need to continue to demonstrate the reach of our traffic and the benefit to our advertising partners. Our advertising revenue could be adversely affected by a number of other factors, including:
•decreases in traffic and engagement (including Time Spent);
•inability to generate income on third-party platforms because of an absence of ad placement tools and the general monetization immaturity of certain third party platforms;
•changes to ad placement capabilities on third-party platforms;

•inability to demonstrate the value of our content to advertisers and advertising agencies or inability to measure the value of our content in a manner which advertisers and advertising agencies find useful;
•inability to increase advertiser demand and/or inventory;
•inability to help advertisers effectively target ads;
•inability to improve our analytics and measurement solutions that demonstrate the value of our content;
•the impact of new technologies that could block or obscure the display of or targeting of our content;
•decreases in the cost per ad engagement;
•loss of advertising market share to our competitors;
•the need to enter into revenue sharing arrangements or other partnerships with third parties;
•adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments impacting branded content, labeling of advertising, privacy and consent requirements related to sharing of personal data, and/or litigation related to any of the foregoing;
•adverse media reports or other negative publicity involving us or the digital media industry as a whole;
•changes in the way our ad products are priced;
•bad debts related to trade credit extended to certain advertisers;
•cancellation of certain pre-paid branded advertising orders; and
•the impact of macroeconomic conditions and conditions in the advertising industry in general.
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
Competition for traffic and engagement with our content, products and services is intense. We compete against many companies to attract and engage traffic, including companies that have greater financial resources and potentially larger user bases, and companies that offer a variety of Internet and mobile device-based content, products and services. As a result, our competitors may acquire and engage traffic at the expense of the growth or engagement of our traffic, which would negatively affect our business. We believe that our ability to compete effectively for traffic depends upon many factors both within and beyond our control, including:
•the popularity, usefulness, and reliability of our content compared to that of our competitors;
•the timing and market acceptance of our content;
•the continued expansion and adoption of our content;
•our ability, and the ability of our competitors, to develop new content and enhancements to existing content;
•our ability, and the ability of our competitors, to attract, develop, and retain influencers and creative talent;
•our ability, and the ability of our competitors, to develop measures for traffic, time spent and content engagement on emerging platforms, particularly platforms where no effective measurement tools currently exist;

•the frequency, relative prominence and appeal of the advertising displayed by us or our competitors;
•changes mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements and consent decrees, some of which may have a disproportionate impact on us;
•our ability to attract, retain and motivate talented employees;
•the costs of developing and procuring new content, relative to those of our competitors;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•our reputation and brand strength relative to our competitors.
We also face significant competition for advertiser spend. We compete against online and mobile businesses and traditional media outlets, such as television, radio and print, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. We will need to continue to innovate and improve the monetization capabilities of our websites and our mobile products in order to remain competitive. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:
•the size and composition of our user base relative to those of our competitors;
•our ad targeting capabilities, and those of our competitors;
•our ability, and the ability of our competitors, to adapt our model to the increasing power and significance of influencers to the advertising community;
•the timing and market acceptance of our advertising content and advertising products, and those of our competitors;
•our marketing and selling efforts, and those of our competitors;
•the pricing for our advertising products and services relative to those of our competitors;
•the return our advertisers receive from our advertising products and services, and those of our competitors; and
•our reputation and the strength of our brand relative to our competitors.
The levels of our traffic and engagement with our brands and content are critical to our success.
If we fail to increase our traffic, or if traffic engagement, including Time Spent, or ad engagement declines, our revenue, business, and operating results may be harmed. Our revenue and overall financial performance has been and will continue to be significantly determined by our success in increasing traffic and the overall level of traffic engagement with our content, including Time Spent, as well as increasing the number and quality of ad engagements. We anticipate that our traffic growth rate will slow over time as the level of our traffic increases. To the extent our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on our platforms. If people do not perceive our content to be useful, reliable and entertaining, we may not be able to attract traffic or increase the frequency of engagement, and Time Spent, on our websites and applications and with the ads that we display. There is no guarantee that we will not experience a similar erosion of our engagement levels, including Time Spent, as our traffic growth rate slows.
Further, maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our traffic. Much of our new traffic is referred to us by our existing traffic. Maintaining and enhancing our brands will depend largely on our ability to continue to provide high-quality, entertaining, useful, reliable, relevant, and innovative content, which we may not do successfully. We may introduce new content, products or terms of service or policies that our traffic, partners or advertisers do not like, which may negatively affect our brand. We will also continue to experience media, legislative, and regulatory scrutiny of our content, which may adversely affect our reputation and brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. A number of additional factors could potentially negatively affect our traffic growth and engagement, including Time Spent, including if:
•traffic engages with other platforms or content as an alternative to ours;
•we are unable to convince potential new traffic of the value, usefulness, and relevance of our content;
•there is a decrease in the perceived quality and relevance of our content;
•we fail to introduce new and improved content or services or if we introduce new or improved content or services that are not favorably received or that negatively affect levels of traffic and engagement;
•our traffic believes that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance, and prominence of ads that we display;
•there are changes in the third-party platforms on which we rely to deliver a majority of our traffic;
•there is a diminishment in the popularity of the third-party platforms on which we distribute our content;
•technical or other problems prevent us from delivering our content or services in a rapid and reliable manner or otherwise affect the experience of our traffic;
•we experience service outages, data protection and security issues;
•our trademarks are exploited by others without permission or the value of our trademarks is diluted by our actions or the actions of others;
•there are adverse changes in our content or services that are mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements or consent decrees; or
•we do not maintain our brand image or our reputation is damaged.
Additionally, we receive a high degree of media coverage around the world. Negative publicity about our company, including about our content quality and reliability, changes to our content and services, privacy and security practices, labor relations, litigation, regulatory activity, and traffic experience with our content and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our content and services. Such negative publicity could also have an adverse effect on the size, demographics, engagement and loyalty of our traffic and could result in decreased revenue, which would adversely affect our business and operating results. If we are unable to increase our traffic or engagement, or if they decline, this could result in our content or services being less attractive to potential new traffic, as well as partners and advertisers, which would have a material adverse impact on our business, financial condition and operating results. Additionally, if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue.
We may introduce significant changes to our existing content. The success of our new content depends substantially on consumer tastes and preferences that change in often unpredictable ways. If this new content fails to engage traffic and advertisers, we may fail to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched, and expect to continue to launch, strategic initiatives, which do not directly generate revenue but which we believe will enhance our attractiveness to traffic and advertisers. In the future, we may invest in new content, products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing content or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.
Our development and implementation of AI solutions may not be successful, which may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results.
We may seek to incorporate AI solutions into our products, services and apps. As with many innovations, AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of AI in our business. For example, our AI algorithms may be flawed and not achieve sufficient levels of accuracy or contain biased information. In addition, our competitors or other third parties may incorporate AI solutions into their products more quickly or more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. Our ability to employ AI, or the ability of our competitors to do so better, may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses of data — whether through the employment of large language models or other models leveraging data found on the Internet — and the evolution of this law may limit our ability to exploit AI tools, or expose us to litigation. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.
The market for digital advertising for brands is evolving. If this market develops more slowly or differently than we expect, our business, growth prospects, and financial condition could be adversely affected.
Our expected growth is tied to an assumption that digital advertising spend will continue to rise. The market for digital advertising is smaller than traditional advertising markets, such as television, newspapers, magazines and radio, and clients therefore devote a smaller portion of their advertising budgets to digital advertising. Our current and potential advertisers may find digital advertising to be less effective than other advertising methods, and they may reduce their spending on digital advertising as a result. The future growth of our business could be constrained by both the level of acceptance and expansion of digital advertising as a format and emerging digital advertising channels, including mobile and social, as well as the continued use and growth of existing channels.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increased number of methods for the delivery and consumption of news and other content. These developments are also driving changes in the preferences and expectations of consumers as they seek more control over how they consume content. Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:
•we may be unable to develop new online or digital content and services that consumers find engaging, that work with a variety of operating systems and networks and that achieve a high level of market acceptance;
•we may introduce new content or services, or make changes to existing content and services, that are not favorably received by consumers;
•we may fail to navigate the shift to vertical, short-form video on emerging, mobile platforms, negatively impacting traffic and revenue;
•we may not be able to adapt quickly enough to the increasing use and importance of AI tools in our industry and by our competitors;
•there may be changes in sentiment of our traffic about the quality, usefulness or relevance of our existing content or concerns related to privacy, security or other factors;
•failure to successfully manage changes implemented by social media platforms, search engines, news aggregators or mobile app stores and device manufacturers, including those affecting how our content and applications are prioritized, displayed and monetized, could affect our business;

•consumers may increasingly use technology (such as incognito browsing) that decreases our ability to obtain a complete view of the behavior of traffic that engages with our content;
•we may be unable to maintain or update our technology infrastructure in a way that meets market and consumer demands; and
•consumption of our content on third-party platforms may lead to limitations on monetization of our content, the loss of control over distribution of our content and of a direct relationship with our audience, and lower audience engagement.
We continue to invest significant resources to mitigate these potential risks and to create content, and build, maintain, and evolve our technology infrastructure. These investments may adversely impact our operating results in the near term and there can be no assurance as to our ability to use new and existing technologies to distinguish our content and services from those of our competitors and develop in a timely manner compelling new content and services that engage traffic across platforms. If the market for digital advertising deteriorates, develops more slowly than we expect or the shift from traditional advertising methods to digital advertising does not continue, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, perception that digital advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business. Further, if we are not successful in responding to changes in technology and consumer behavior, our business, financial condition and prospects may be adversely affected.
We have incurred significant operating losses in the past, and we may not be able to sustain our recent levels of revenue and generate sufficient revenue to achieve or maintain profitability or generate positive cash flow.
We have incurred significant operating losses in the past and, though our revenue has increased substantially over the years, our growth has been uneven and at times revenue growth has been stagnant. We may not be able to sustain levels of revenue or revenue growth consistent with the past, or at all. We expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. You should not rely on the levels of revenue or revenue growth of any prior quarterly or annual period as an indication of our future performance. If we are unable to maintain adequate levels of revenue or revenue growth, or to manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain profitability or generate positive cash flow.
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
In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”). We may continue to rely on outside capital for the foreseeable future. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not necessitate our continued reliance on outside capital.
As of the date hereof, the presence of the following risks and uncertainties associated with our financial condition may adversely affect our ability to sustain our operations over the next 12 months beyond the date hereof:
•Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and portfolio of brands. During the year ended December 31, 2022, we incurred a net loss of $201.3 million and used net cash flows from operations of $7.9 million. Additionally, as of December 31, 2022, we had unrestricted cash and cash equivalents of $55.8 million available to fund our operations, $1.0 million available under our $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”), and an accumulated deficit of $523.1 million.
•We expect to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact our ability to sustain revenue growth consistent with the past, or at all, over the next 12 months beyond the date hereof.

•We continue to be affected by our ongoing efforts to integrate Complex Networks and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize in anticipated benefits and synergies over the next 12 months beyond the date hereof.
•We are required to remain in compliance with certain covenants required by the Revolving Credit Facility which, among others, requires us to maintain a minimum of $25.0 million of unrestricted cash at all times, and limits, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments or make material changes to the business. While we were in compliance with the financial covenants under the Revolving Credit Facility as of December 31, 2022, and we expect to remain in compliance throughout 12 months beyond the date hereof, we may be unable to remain in compliance with one or more of these covenants if we are unable to generate net cash inflows from operations or, if necessary, secure additional outside capital. In the event we are unable to remain in compliance with one or more of the aforementioned covenants, and we are unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
Due to the risks and uncertainties described above, we continue to carefully evaluate our liquidity position. We recognize the significant challenge of maintaining sufficient liquidity to sustain our operations or remain in compliance with one or more of the covenants required by the Revolving Credit Facility, for the next 12 months beyond the date hereof. However, notwithstanding our liquidity position, and while it is difficult to predict our future liquidity requirements with certainty, we currently expect we will be able to generate sufficient liquidity to fund our operations over the next 12 months beyond the date hereof.
In response to the risks and uncertainties described above, we may plan to secure additional outside capital over the next 12 months beyond the date hereof. While we have historically been successful in our ability to secure outside capital, as of the date hereof, we had no firm commitments of additional outside capital. We can provide no assurance we will be able to continue to secure outside capital in the future or do so on terms that are acceptable to us. Furthermore, we also plan to continue to closely monitor our cash flow forecast and, if necessary, we will implement certain incremental cost savings to preserve our liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 (refer to Note 14 to the consolidated financial statements for additional details) or through the reduction of our real estate footprint. While we currently expect we will be able to generate sufficient liquidity to fund our operations for the next twelve months beyond the date hereof, we can provide no assurance we will successfully generate such liquidity, or if necessary, secure additional outside capital or implement incremental cost savings.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the U.S. Federal Reserve, the U.S. Treasury Department, and the FDIC have agreed to guarantee all deposits, above and beyond the limit on insured deposits of $250,000, at these banks, including SVB, there can be no assurance that there will not be additional bank failures or issues in the broader U.S. financial system, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. In addition, if any parties with whom we conduct business are unable to access funds pursuant to lending arrangements with a closed financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
If we do not consistently produce high quality content and products in a timely manner, our revenue may be materially and negatively impacted.
In order to remain competitive and maximize the chances that audiences select our content and platforms as opposed to the various entertainment options available to them and with which our content and platforms compete, we must continuously develop new creative and relevant content. This content may not be well received by audiences, even if of high quality. Similarly, in order to maximize the chances that consumers select our products as opposed to other retail options available to them, we must continue to develop new creative and innovative products with partners and clients, which may not be well received by consumers, even if of high quality. Audiences and consumers may be critical of our brands, content, products, services, platforms, and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. Any failure of our content or products to resonate with audiences or consumers may result in our inability to retain existing customers, clients or partners, or engage new customers, clients or partners.
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
Use of content creators and on-camera talent may materially and adversely affect our reputation.
We maintain relationships with and monetize content created by many content creators and on-camera talent. Negative commentary regarding us, our products and services or content creators, talent, and other third parties who are affiliated with us may also be posted on social platforms and may be adverse to our values, reputation or business. Content creators and on-camera talent with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect and distance ourselves from this activity may not be effective in all cases. Our target consumers often value readily available information and could act on such information without further investigation and without regard to its accuracy. Whether the information is accurate or not, the harm may be immediate, without affording us an opportunity for redress or correction. Further, such behavior by a content creator or on-camera talent may result in our being unable or unwilling to continue current production or other activities, and use and monetize our library of paid or sponsored branded, editorial, syndicated and studio content featuring such creator or talent, which could have a negative impact on our revenues.
We may not be able to successfully integrate our acquisitions, and we may incur significant costs to integrate and support the companies we acquire.
From time to time, we make acquisitions and investments and may pursue other strategic initiatives, such as our recent acquisitions of HuffPost and of Complex Networks as part of the Business Combination. In connection with such acquisitions and strategic initiatives, we may incur significant or unanticipated expenses, fail to realize anticipated benefits and synergies, have difficulty incorporating an acquired or new line of business, disrupt relationships with current and new employees, customers and vendors, incur significant debt, or be compelled to delay or not proceed with announced transactions or initiatives. Additionally, federal regulatory agencies such as the FTC or the Department of Justice or international regulators may impose restrictions on the operation of our businesses as a result of our seeking regulatory approvals for any significant acquisitions and strategic initiatives or may dissuade us from pursuing certain transactions. The occurrence of any of these events could have an adverse effect on our business and results of operations.
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
We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. Our past quarterly financial results cannot be relied upon as indicators of future performance. We are subject to the same risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•our ability to maintain and grow traffic and engagement;
•changes made to the social media and other platforms that are important channels of distribution for our content, or changes in the patterns of use of those channels by users;
•our ability to attract and retain advertisers in a particular period;
•seasonal fluctuations in our revenue — for example, our revenue is typically highest in the fourth quarter of the year due to strong advertising spending and consumer spending during this quarter;
•the number of ads shown to our traffic;
•the pricing of our advertising products;
•the diversification and growth of revenue sources beyond current advertising products;
•the development and introduction of new content, products or services by us or our competitors;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•our ability to maintain gross margins and operating margins; and
•system failures or breaches of security or privacy.
Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.
Service delays, outages or disruptions, or the loss or compromise of data, could result from a variety of causes, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses, malicious cyber activities, denial of service, fraud or security attacks. In addition, our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, equipment or telecommunications failures, cyber attacks, terrorist attacks, political or social unrest, and other events over which we have little or no control. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service, so some data or systems may not be fully recoverable after such events.
In addition, we rely on third-party providers over which we have little or no control for our principal Internet connections and co-location of a significant portion of our data servers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our content and services may become inaccessible to the public or the public may experience difficulties accessing our content and services. Any disruption or failure in our infrastructure, whether resulting from our actions or omissions, or those of third-party providers, could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business. As the level of our traffic increases, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve, and analyze our content. It may become increasingly difficult to maintain and improve the performance of our services, especially during peak usage times, as our services become more complex and our user traffic increases. The systems through which we provide our services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced when we make modifications, which might cause service malfunctions or require services to be taken offline while corrective responses are developed. If our traffic is unable to access our platform or our content on third-party platforms, or we are not able to make content available rapidly on our platform or on third-party platforms, our traffic may seek other channels to obtain the information, and may not return to our platform or view our content on third-party platforms, or use our platform as often in the future, or at all. This would negatively impact our ability to attract, retain, and increase the number and engagement of our traffic, platform partners and advertisers, as well as damage our brands, generate legal costs or liability, and harm our operating result
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics with our internal tools which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels, if we discover material inaccuracies in our metrics, or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
If we fail to effectively manage our growth, our business and operating results could be harmed.
The growth and expansion of our business creates significant challenges for our management, and for our operational and financial resources. We intend to continue to make substantial investments to expand our operations, engineering, content development, sales and marketing, and general and administrative organizations. We face significant competition for employees from other companies and we may not be able to hire new employees quickly enough to meet our needs. Providing our content, services and features to our traffic and advertisers is costly and we expect our expenses to continue to increase in the future as we broaden our demographic reach and as we develop and implement new features and services that require more infrastructure. As we continue to expand the business, we will need to invest in our operating expenses, such as our research and development expenses and sales and marketing expenses, in order to keep pace with the growth of our business. We expect to continue to invest in our infrastructure in order to enable us to provide our content and services rapidly and reliably around the world, including in countries where we do not expect significant near-term monetization. Continued growth could also strain our ability to develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. In addition, some members of our management team have limited experience managing a large global business operation and may not be able to manage growth effectively. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain certain benefits of our corporate culture, including our ability to quickly develop and launch new and innovative content, services, and features. Any of this could negatively affect our business performance.
Our management team has limited experience managing a public company.
Many of the members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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
The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of functions;
•retention of key employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources, technical infrastructure and other administrative systems and processes;
•the need to implement or improve controls, procedures and policies at a business that may have lacked effective controls, procedures and policies prior to the acquisition;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•unanticipated write-offs or charges; and
•litigation or other claims in connection with the acquired company, including, but not limited to, claims from terminated employees, former stockholders or other third parties.
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
Our operations involve the storage and transmission of certain of our traffic’s and advertisers’ personal and proprietary information on our equipment, networks and corporate systems. In addition, we rely on the technology and systems provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions), and other operations. Security breaches expose us to a risk of loss of this information, operational disruptions, litigation, remediation costs, increased costs for security measures, ransomware, loss of revenue, damage to our reputation, and potential liability. Any systems failure or compromise of our security that results in the unauthorized access to or release of our traffic’s or advertisers’ data, could significantly limit our content delivery and traffic engagement, as well as harm our reputation and brands and, therefore, our business. Our security measures may also be breached due to employee error, malfeasance or otherwise. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Additionally, outside parties may attempt to fraudulently induce our employees, traffic or advertisers to disclose sensitive information in order to gain access to our data or our traffic’s or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Further, our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters or the effects of climate change (such as increased storm severity and flooding), fires, power or Internet outages, acts of terrorism or other similar events.
Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a perceived breach of our security occurs or an actual breach of our security that results in degraded website or app performance, unauthorized access, availability problems, or the loss or unauthorized disclosure of confidential information occurs, the market perception of the effectiveness of our security measures could be harmed, our traffic and advertisers may lose trust and confidence in us or decrease the use of our website, app and services or stop using our services in their entirety; and we may incur significant legal and financial exposure, including legal claims, higher transaction fees, and regulatory fines and penalties. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, malware, worms, hacking, physical and electronic break-ins, router disruption, sabotage or espionage, and other disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We may not be in a position to promptly address attacks or to implement adequate preventative measures if we are unable to immediately detect such attacks. Such events could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, including changes to security measures, to deploy additional personnel, to defend litigation or to protect against similar future events, and may cause damage to our reputation or loss of revenue. Any of these actions could have a material adverse effect on our business, reputation, and operating results.
Our international operations are subject to increased challenges and risks.
We have offices around the world and our content is available in multiple languages. Our business and the conduct of our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Operating internationally subjects us to additional risks and may increase risks that we currently face, including risks associated with:
•recruiting, integrating and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•providing our content and operating across a significant distance, in different languages and among different cultures, including the potential need to modify our products, content and services to ensure that they are culturally relevant in different countries;
•increased competition from local media companies and mobile applications which have expanded and may continue to expand their geographic footprint;
•differing and potentially lower levels of user growth, user engagement, and ad engagement in new and emerging geographic territories;
•compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, consumer protection, and media freedom;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the U.S.;
•compliance with anti-corruption laws including, without limitation, compliance with the Foreign Corrupt Practices Act and U.K. Bribery Act (and local law analogues);

•compliance with economic and trade sanctions set by, among others, the Office of Foreign Assets Control against targeted foreign governments, entities and individuals;

•currency exchange rate fluctuations, including the recent strengthening of the U.S. dollar against the British pound, Japanese yen, and other major international currencies;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the U.S.;

•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•operating through license agreements with third parties managing certain BuzzFeed branded operations outside of the U.S.; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.
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
COVID-19 continues to be a source of uncertainty in the marketplace and, depending on how the virus tracks and whether new variants emerge, could continue to cause disruption in our business operations. The ongoing direct and indirect effects of the COVID-19 pandemic, including supply chain disruptions, continue to be unpredictable, and may have an adverse effect on our business, results of operations, and financial condition.
Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general economic slowdown, adversely impact our business partners, and disrupt our operations.
As a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment, which impacts productivity and our business operations. In February 2022, we announced that we would extend the option to work from home when and where possible. We have had to expend, and expect to continue to expend, resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Changes in our operations in response to COVID-19 or employee illnesses resulting from COVID-19 may also result in inefficiencies or delays, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or using teleconferencing technologies. Any prolonged diversion of resources may have an adverse effect on our operations. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, foster a creative environment, and hire and retain team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
The direct and indirect impact of the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic will impact our business going forward will depend on future developments, which are highly uncertain and cannot be predicted at this time, including, but not limited to:
•the duration and spread of the pandemic, including any resurgences or new emerging variants;
•the distribution and efficacy of COVID-19 vaccines and boosters;
•governmental, business, and individuals’ actions taken in response to the pandemic, including business closures and any shelter-in-place guidelines;
•the impact of the pandemic on national and global economic activity, including constraints in the supply chain associated with labor, global logistics and availability of raw materials, and on capital and financial markets, including the possibility of a national or global recession;
•the impact of the pandemic on the financial circumstances and employment needs of our business partners;
•other business disruptions that affect our workforce; and
•actions taken to contain the pandemic or treat its impact.
To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this Part I, Item 1A, “Risk Factors” section.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems in our cloud infrastructure could result in lengthy interruptions in our services. In addition, acts of terrorism and other geo-political unrest (including the conflict between Russia and Ukraine) could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program for a subset of our properties, which allows us to serve static content or switch content delivery networks in the event of a catastrophe. Further, a portion of our employees are journalists, who may face heightened dangers during such catastrophes, particularly when reporting in high-risk environments, and any failure on our part to mitigate such risks could cause us reputational harm and adversely impact our business, financial condition, and operating results. Although the program is functional, our properties will have degraded experiences including a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition, and operating results.
Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, streaming tools, networks, and standards that we do not control.
We make our content available across a variety of operating systems and through websites. We are dependent on the compatibility of our content with popular devices, streaming tools, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of our content or give preferential treatment to competitive content could adversely affect usage of our content. A majority of our traffic accesses our content and services through mobile devices and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services and apps. As a result, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. Our mobile apps are downloaded from third-party app stores, such as the Apple App Store and Google Play. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing content or apps that operate effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute our content or apps, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices, or if our traffic chooses not to access our content or use our apps on their mobile devices or choose to use mobile products that do not offer access to our content or our apps, or if the preferences of our traffic requires us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting and monetization could be harmed and our business and operating results could be adversely affected.
Our business depends on continued and unimpeded access to our content and services on the Internet. If we or those who engage with our brands or content experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers.
We depend on the ability of our traffic and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of access by our traffic to our content, products or services, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our content, products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security to us and our traffic. As the Internet continues to experience growth in the level of traffic, frequency of engagement, and amount of data transmitted, the Internet infrastructure that we and our traffic rely on may be unable to support the demands placed upon it. Failures of the Internet infrastructure that we or our traffic rely on, even for a short period of time, could undermine our operations and harm our operating results.
Risks Related to Financial and Accounting Matters
We previously identified material weaknesses in our internal control over financial reporting that continue to exist. Failure to remediate the material weaknesses in a timely manner or maintain effective internal control over financial reporting may adversely impact our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) a lack of formalized internal control and segregation of duties in the financial statement close process; (b) ineffective upstream processes for gathering critical data to support formalized assessment and review of certain technical accounting matters; and (c) selection and development of control activities, including information technology (“IT”) general controls. Management has developed a plan to remediate the material weaknesses identified above.
During 2022, management continued to design and implement controls within the financial statement close process and across our IT general control environment. We have taken additional steps to formalize communication between the accounting department and other operating departments to support internal controls and support completeness and accuracy of financial transactions. We will continue to formalize and enhance documentation of control procedures to improve the precision of our internal control over financial reporting, and provide continuous education across the organization to ensure sufficient control design and consistent operation. Lastly, we will continue to explore opportunities to leverage automation in our control environment to support sustainability and promote segregation of duties.
With the oversight of senior management, we have hired additional accounting personnel with technical accounting, financial reporting and public company experience throughout 2022. However, the process for gathering critical information to support certain technical accounting conclusions is manual and time-intensive. Additionally, management did not maintain sufficient evidence of certain technical accounting assessments and reviews.
Management is in progress of implementing remediation plans in 2023 which include (i) refining control procedures and enhancing documentation to ensure controls operate sufficiently and consistently across the financial statement close process; (ii) enhancing upstream processes to streamline data gathering from key business stakeholders, and formalizing documentation of certain technical accounting assessments and conclusions; and (iii) designing and implementing formalized controls within our IT general control environment.

These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. While we are working to remediate the material weaknesses as efficiently and effectively as possible, we cannot predict the success of our remediation plan. As such, full remediation could potentially extend beyond December 31, 2023. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures. We cannot assure you that we will not identify other material weaknesses in future periods. We have expended and expect to continue to expend significant effort and have incurred and expect to continue to incur significant costs for the remediation of our material weaknesses.

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
We are exposed to potential impairment charges on certain assets
We had approximately $91.6 million of goodwill and $121.3 million of acquired intangible assets on our consolidated balance sheet as of December 31, 2022. Under accounting principles generally accepted in the United States (“GAAP”), we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually as of October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
Factors we consider important in the qualitative assessment which could trigger a goodwill impairment review include: a significant decline in our stock price for a sustained period; significant negative industry or economic trends; a significant change in our market capitalization relative to our net book value; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant underperformance relative to historical or projected future operating results.
We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to, the following: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

During the fourth quarter of 2022, we experienced a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. We concluded the sustained decline in share price was a triggering event and performed a quantitative impairment assessment. The quantitative impairment assessment was performed as of December 31, 2022, utilizing a combination of the income and market approach. The result of our goodwill impairment assessment concluded the fair value of our single reporting unit was less than the carrying value, and as such, a non-cash goodwill impairment charge of $102.3 million was recorded for the year-ended December 31, 2022.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, and if our fair value declines to below our carrying value, it is possible that an additional impairment charge may need to be recorded in the future.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
Our operating cash flows, together with cash and cash equivalents, may be insufficient to meet our working capital and capital expenditure requirements and, from time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors, and we do not know whether additional financing will be available to us on favorable terms when required, or at all. For example, the U.S. Federal Reserve began raising its benchmark rate in March 2022, increasing the rate by a total of 4.25% during 2022. Such increases and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. If inflation increases costs beyond our ability to control, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin. If we raise additional funds through the issuance of equity, those securities may have rights, preferences or privileges senior to the rights of our existing preferred and common stock, and our existing stockholders will experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, and our operating cash flows, together with cash and cash equivalents, are otherwise insufficient, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
Our ability to raise additional capital or access capital can be affected by macroeconomic events which effect the economy and the banking sector in particular. For example, on March 10, 2023, SVB, where we historically maintained significant deposits, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the U.S. Federal Reserve, the U.S. Treasury Department, and the FDIC have agreed to guarantee all deposits, above and beyond the limit on insured deposits of $250,000, at these banks, including SVB, there can be no assurance that there will not be additional bank failures or issues in the broader U.S. financial system, which may have an impact on the broader capital markets and, in turn, our ability to access those markets. Like many other companies, we have historically maintained most of our deposits at a limited number of financial institutions and retain lending relationships with a limited number of banking institutions. As a result, we can be adversely affected when our relationship banks and financial institutions experience difficulties. In addition, like many companies, historically our deposit accounts have held deposits in excess of the FDIC-insured amount of $250,000 per depositor and, while in March 2023 the federal government has agreed to guarantee all deposits at several financial institutions, the federal government may not do this again in the future with respect to those or other financial institutions.
In addition, inflation has increased as a result of, among other factors, supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines. Increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect the rate we are required to pay under the Revolving Credit Facility and our ability to obtain, or the terms under which we can obtain, any potential additional funding. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

Our debt obligations may restrict our business operations.
As of December 31, 2022, we had $152.3 million of indebtedness outstanding. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.
Restrictions imposed by our debt facilities could adversely affect our operating flexibility. We may need to seek amendments to our debt facilities in some cases in order to take actions, which are limited by the covenants contained in these facilities, and our lenders may not agree to such amendments.
Our debt facilities, including the Revolving Credit Facility and the indenture governing our $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”), limit our ability to, among other things:
•incur or guarantee certain additional debt;
•make certain investments and acquisitions in certain circumstances;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company in certain circumstances; and
•transfer, sell or otherwise dispose of certain assets in certain circumstances.
Our debt facilities also contain covenants requiring us to maintain certain amounts of unrestricted cash. For instance, the Revolving Credit Facility requires us to maintain at least $25.0 million in unrestricted cash at all times. The provisions in our debt facilities may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. We may need to seek amendments to our debt facilities in some cases in order to take actions, which are limited by the covenants contained in these facilities. As a result, restrictions in our debt facilities could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our debt facilities could result in a default or an event of default that could, in certain circumstances, enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. A default or event of default under one of our debt facilities could trigger a cross default under another of our debt facilities, which would enable the creditors on such other facility also to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our debt facilities is accelerated, our assets may be insufficient to repay such amounts in full, and our stockholders could experience a partial or total loss of their investment. Please see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.
In connection with the Business Combination we issued the Notes. The Notes are convertible into shares of our Class A common stock at an initial conversion price of $12.50 and bear interest at a rate of 8.50% per annum. The sale of the Notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of Class A common stock into which the Notes are convertible. If shares of Class A common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders and the market price of our Class A common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our Class A common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.

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
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments. We are subject to certain restrictions under the terms of the Revolving Credit Facility and the indenture governing the Notes, including limitations regarding incurring future indebtedness, subject to specific allowances in the indenture. However, we will not be restricted from recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Revolving Credit Facility or the indenture that could have the effect of diminishing our ability to make payments on the Notes when due.
Rising interest rates may impact our ability to refinance our debt when it comes due on acceptable terms, if at all, which would have a negative effect on our business, results of operations, financial condition, and liquidity.
Our ability to refinance our debt will depend upon the condition of the capital markets and our financial condition, including interest rates, at such time. Due to recent increases in inflation, the U.S. Federal Reserve is widely expected to raise its benchmark interest rates. An increase in the federal benchmark rate could result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. Consequently, rising interest rates would increase our cost of capital. If we are unable to refinance our debt when it comes due on terms that are acceptable, or at all, our business, results of operations, financial condition and liquidity could be materially and adversely affected.
Our warrants that are accounted for as liabilities and the changes in value of our warrants could have a material effect on the market price of our common stock or our financial results.
We account for the 9,842,500 warrants issued in connection with 890’s initial public offering (including the 9,583,333 public warrants sold as part of the units in the initial public offering and the 259,167 private placement warrants underlying the private placement units) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had accumulated $337.4 million and $11.8 million of U.S. federal and state net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income, some of which will begin to expire in 2030 for U.S. federal tax purposes and 2025 for state tax purposes. It is possible that we will not generate sufficient taxable income in time to use our NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, U.S. federal NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. U.S. federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. federal NOLs, these changes will not impact our balance sheet as of December 31, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2022.
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California and Illinois, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.
Generally accepted accounting principles in the U.S. (i.e., GAAP) are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
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
We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business, including but not limited to contracts, securities, privacy, rights of publicity, data protection, content regulation, advertising and marketing, intellectual property (copyright, trademark and patent), libel and defamation, labor and employment, bribery and corruption, economic and trade sanctions, competition, protection of minors, consumer protection, taxation, and regulation of controlled substances. Many of these laws and regulations are subject to constant legislative or administrative review and modification. Additionally, many of these laws and regulations are still being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. In addition, foreign data protection, privacy, libel and defamation, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the U.S. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.

The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the processing of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. There have been a number of recent legislative proposals in the U.S., at both the federal and state level, that would impose new obligations in areas such as privacy, consent and data protection. There have also been various congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many members of Congress from both parties support reform or repeal of Section 230, so the possibility of congressional action remains. If Congress revises or repeals Section 230 or the Federal Communication Commission adopts new rules, we may no longer be afforded the same level of protection offered by current Section 230. In 2022, the Supreme Court granted certiorari in Google v. Gonzalez. The court will address whether Section 230 immunizes interactive computer services in certain circumstances when they make targeted recommendations of information provided by another information content provider. The outcome may materially impact our business operations. This would increase the risks for liability for copyright infringement by third parties faced by internet-based businesses like us that rely on third-party content. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to defend against claims of patent infringement.
We currently seek to collect only limited personal data from those who use our website and applications. We may experience additional pressure to expand our collection of personal data in order to comply with new and additional regulatory demands or we may independently decide to do so. Having additional personal data may subject us to additional regulation. Further, it is difficult to predict how existing laws and regulations will be applied to our business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new content, products and services, result in negative publicity, significantly increase our operating costs, require significant time and attention of management and technical personnel, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
Legacy BuzzFeed and Complex Networks derived less than 0.2% of their combined revenues for the years ended December 31, 2021 and 2020, respectively, and no revenue for the year ended December 31, 2022, from advertisements relating to cannabis, which may be considered a controlled substance in certain jurisdictions, or cannabis-related products. Controlled substances are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Among other things, certain controlled substances, including marijuana, are regulated under the federal Controlled Substances Act of 1970 (the “CSA”) and implementing regulations of the U.S. Drug Enforcement Administration (the “DEA”). The cannabis-related advertisements on both Legacy BuzzFeed’s and Complex Networks’ platforms were in compliance with state and local laws. However, certain varieties of cannabis continue to be controlled substances under the CSA and Legacy BuzzFeed and Complex Networks may not have been in compliance with federal law with respect to such advertisements. Our current advertising practices across all platforms, including Complex Networks, do not permit advertisements in the U.S. relating to federally prohibited cannabis-related activities (this does not include advertisements relating to hemp derived products, including Cannabidiol (CBD), which are permitted under federal law) on our platforms. However, if the historical activities of Legacy BuzzFeed and Complex Networks were to become the subject of enforcement actions and sanctions from the DEA or otherwise arising under federal law, such actions and sanctions may have a negative effect on our business, financial condition, results of operations or reputation.

Further, new laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new content, features, and services, or an extension of our business into new areas, could increase our future compliance costs, make our content, features, and services less attractive to our traffic or advertisers, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, and negative publicity.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, advertising and marketing, intellectual property (including copyright, trademark and patent), privacy, defamation, libel and slander, consumer protection, securities, tax, labor and employment, bribery and corruption, economic and trade sanctions, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The foregoing list is non-exhaustive. We have faced and will continue to face claims relating to our content that is published or made available through our websites and applications, or through third-party platforms or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights (including copyright, trademark and patent), rights of publicity and privacy and FTC regulation. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. Pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute.
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
Our intellectual property rights are valuable, and any inability to protect, or challenges to, them could reduce the value of our content, services, and brand.
Our trademarks, logos, trade secrets, copyrights, and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, a combination of work for hire, consulting, assignment, license and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret, and patent laws, to protect our brand and other intellectual property rights. However, these agreements may be breached which could impair or destroy the value of this intellectual property to the company. Moreover, various other events outside of our control pose a threat to our intellectual property rights. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our content and brands are utilized in commerce. Also, the efforts that we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or content that are substantially similar to ours and compete with our business.
We are pursuing registration of trademarks and domain names in the U.S. and in certain jurisdictions outside of the U.S. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending, maintaining and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful.
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
From time to time we receive claims from third parties that allege that we have infringed upon their intellectual property rights. Further, from time to time we may introduce new products and services (such as those related to AI), including in areas where we currently do not operate, which could increase our exposure to patent and other intellectual property claims from third parties, including, but not limited to, competitors and non-practicing entities. In addition, some of our agreements with advertisers, platform partners, data partners, social media platforms, and licensees require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Advertisers and platform partners may also discontinue use of our products and services as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.
Some of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.

Approximately 9.8% of our employees are unionized as a part of the NewsGuild, with respect to certain employees associated with BuzzFeed News in the U.S.; the Canadian Media Guild, with respect to certain employees associated with BuzzFeed Canada, Inc. in Canada; or the Writers Guild of America, East, with respect to certain employees associated with The HuffingtonPost.com, Inc. in the U.S. As a result, we are required to negotiate the wage, benefits and other terms and conditions of employment with these employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.

As a publicly-traded company, we are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires our management to report on our internal control over financial reporting each year. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.
Failure to comply with laws and regulations with respect to contracts, securities, privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, bribery and corruption, economic and trade sanctions, product liability, accessibility, competition, and taxation could adversely affect our business.
Our business is subject to various laws and regulations of local and foreign jurisdictions with respect to privacy and the collection and processing of personal data and information, as well as laws and regulations with respect to consumer marketing practices.
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the processing (including the collection, use, retention and sharing) and security of the data we receive from and about individuals. Failure to protect confidential data, provide individuals with adequate notice of our privacy policies or obtain required consent, for example, could subject us to liabilities imposed by these jurisdictions. Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data protection. We are also subject to the Americans with Disabilities Act, which includes requirements with respect to website accessibility. Additionally, we are subject to the CAN-SPAM Act, the Telephone Consumer Protection Act, and the Video Privacy Protection Act, each of which may place restrictions on how we operate in a manner that adversely affects our business.
Existing and newly adopted laws and regulations with respect to privacy and the collection and processing of personal data and information, or with respect to consumer marketing practices, or new interpretations of such existing laws and regulations, have imposed and may continue to impose obligations that may affect our business, require us to incur increased compliance costs and cause us to further adjust our advertising or marketing practices. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with the laws and regulations relating to privacy, data protection, or consumer marketing practices that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies relating to such matters, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our traffic and advertisers. Any of these potential consequences could adversely affect our business and results of operations.
Our business is also subject to various laws and regulations of local and foreign jurisdictions with respect to contracts, securities, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, bribery and corruption, economic and trade sanctions, product liability, accessibility, competition, and taxation. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with the laws and regulations relating to any of these matters, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies relating to such matters, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our traffic and advertisers. Any of these potential consequences could adversely affect our business and results of operations.
We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, but not limited to, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. For example, the SEC has recently adopted new rules with respect to the clawback of executive compensation, as well as 10b5-1 trading plans, which we will need to implement. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.
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

Risks Related to Ownership of Our Securities
We may issue additional shares of Class A common stock (including upon the exercise of warrants) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2022, there were outstanding public warrants exercisable for an aggregate of 9,583,333 shares of our Class A common stock at an exercise price of $11.50 per share. In addition, there were 259,167 private placement warrants and 33,333 working capital warrants outstanding exercisable for a total of 292,500 shares of our Class A common stock at an exercise price of $11.50 per share, as well as the Notes, which are convertible into approximately 12,000,000 shares of our Class A common stock. We have previously entered into, and may in the future enter into, contractual arrangements with certain customers and other parties, and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of our warrants and/or common stock upon achievement of specified milestones. Moreover, we may issue a substantial number of additional shares of our Class A common stock (or securities convertible, exercisable or exchangeable for Class A common stock) in the future, including in connection with contractual relationships with customers, acquisitions, pursuant to compensation arrangements or as a result of financing transactions. The issuance of additional shares of our Class A common stock as a result of any of the aforementioned transactions may result in dilution to the holders of our Class A common stock and an increase in the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public markets may adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.
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
In addition, we may redeem warrants after they become exercisable for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case the holder would lose any potential embedded value from a subsequent increase in the value of our Class A common stock had the warrants remained outstanding.
There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for the outstanding warrants is $11.50 per share of our Class A common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.
The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer, which limits other stockholders’ ability to influence the outcome of important transactions, including a change in control.
As of December 31, 2022, Jonah Peretti and his affiliates held more than 70% of the voting power of our outstanding common stock. In addition to voting together with our Class A common stock (with one vote per share) on all matters, the holders of our Class B common stock are entitled to 50 votes for each share of Class B common stock held of record by such holder on each matter on which such holders of such shares are entitled to vote, as set out in our second amended and restated certificate of incorporation. Accordingly, Mr. Peretti will be able to exert substantial influence over matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Mr. Peretti may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of BuzzFeed, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of BuzzFeed, and might ultimately affect the market price of shares of our Class A common stock.
The market price of our securities may be volatile, which may increase the risk of securities-related litigation, or cause the loss of part or all of holders’ investments.
The price of our Class A common stock and public warrants may fluctuate or be volatile. In addition, if we are unable to meet the expectations of investors or securities analysts, the market price of our Class A common stock and public warrants may decline. Some companies that have experienced volatility in the trading price of their securities have been the subject of securities litigation. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•changes in the industries in which we and our customers operate;
•success of competitors;
•operating results failing to meet the expectations of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•operating and stock price performance of other companies that investors deem comparable to us;
•ability to market new and enhanced products and services on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•additions and departures of key personnel;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale;
•any major change in our board of directors;
•sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, increased interest rates, inflationary pressures, fuel prices, international currency fluctuations, supply chain disruptions, labor shortage and disputes, acts of war, terrorism, and the direct and indirect results of the global COVID-19 pandemic on the markets and the broader global economy.
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
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to complete transactions in our securities and subject us to additional trading restrictions.
An active trading market for our securities may never develop or, if developed, it may not be sustained. Our Class A common stock and warrants are listed on Nasdaq under the symbols “BZFD” and “BZFDW,” respectively. However, we cannot assure you that we will be able to maintain the listing of our securities in the future. If our Class A common stock trades under $1.00 for 30 consecutive trading days and we are unable to take remedial measures to increase the stock price, Nasdaq may commence delisting proceedings as a result of the deficiency. If Nasdaq delists our Class A common stock and/or warrants from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
In addition to the substantial influence that Mr. Peretti will be able to exert over matters submitted to our stockholders for approval, including an approval right over any acquisition or liquidation of our company, our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include, among other things:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the board of directors;
•requirement of supermajority voting (or if two-thirds of the board of directors approves, a majority) to amend some provisions in our second amended and restated certificate of incorporation and restated bylaws;
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•only a majority of our board of directors will be authorized to call a special meeting of stockholders;
•the right of the board of directors to make, alter, or repeal our restated bylaws;
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•the requirement that a meeting of stockholders may not be called by the stockholders, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.
These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in the board of directors and our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our common stock. Any provision of our second amended and restated certificate of incorporation or restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings, and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder, employee or agent of ours to us or our stockholders or any claim for aiding and abetting such alleged breach; (iii) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (iv) action or proceeding to interpret, apply, enforce or determine the validity of our second amended and restated certificate of incorporation or restated bylaws; or (v) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours governed by the internal affairs doctrine, will, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction thereof, and state or federal court located within the State of Delaware. Unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the exclusive forum for the resolution of any action or proceeding asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock will be deemed to have notice of and to have consented to the forum provisions in our second amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and we are taking, and may take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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

We are considered a “controlled company” under the rules of Nasdaq. Controlled companies are exempt from certain Nasdaq corporate governance rules including the requirements that (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq, (ii) director nominees be selected or recommended to the board of directors by independent directors, and (iii) we have a compensation committee composed entirely of independent directors. Although we are eligible to use some or all these exemptions, we are not currently availing ourselves of any of these exemptions. However, if we are to use some or all of these exemptions in the future, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
If our existing shareholders sell, or indicate an intent to sell, amounts of our Class A common stock in the public market after any restrictions on resale lapse, the trading price of our ordinary shares could decline.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

On June 2, 2022, an aggregate of (1) 102,688,447 shares of our Class A common stock (including 2,776,073 shares of our Class A common stock subject to outstanding equity awards), (2) 12,019,830 shares of our Class B common stock, and (3) 6,478,031 shares of our Class C common stock held by our stockholders became available for sale without restriction, other than applicable securities laws. In addition, on December 3, 2022 an aggregate of 7,187,500 shares of our Class A common stock held by 200 Park Avenue Partners, LLC, PA 2 Co-Investment LLC, Craig-Hallum Capital Group LLC and certain affiliated individuals became available for sale, subject to applicable securities laws. Sales of a significant number of these shares at any one time may result in trading volatility and reduce the market price of our Class A common stock.

Further, pursuant to the 2021 Equity Incentive Plan, we grant stock-based awards to our officers, employees, directors, and consultants. Refer to Note 11 to the consolidated financial statements for additional details on outstanding awards as of December 31, 2022. Any significant discretionary sales by the recipients of equity awards, including sales of shares received upon the settlement of restricted stock units or exercise of options (or sell-to-cover transactions effected to address any associated tax liabilities or exercise prices of such options), or sell-to-cover transactions effected to address any associated tax liabilities in connection with the settlement of significant amounts restricted stock units at one time, would be very dilutive to existing stockholders. Any such sales may also result in trading volatility and reduce the market price of our Class A common stock.

In addition, in the future, we may sell additional shares of Class A common stock, which could cause the market price of our Class A common stock to decline. We may also issue preferred shares or other equity ranking senior to our Class A common stock. Any such preferred shares will have, and those other securities will generally have, priority upon liquidation. Such securities also may be governed by an instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Because our decision to issue equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our Class A common stock and be dilutive to existing shareholders.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.
The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets, and our competitors. Securities research analysts may establish and publish their own periodic projections for our company. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price or trading volume may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price or trading volume could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. In addition, if no analysts cover us, the market price and trading volume for our common shares could be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in New York City, New York, where we occupy facilities totaling approximately 107,500 square feet under a lease that expires in 2025. We use these facilities for administration, finance, legal, human resources, information technology, sales and marketing, engineering, technology, production, and development. In addition to our corporate headquarters, we also lease other facilities in New York, California, Australia, Canada, India, Japan, Mexico and the U.K.
We are evaluating our needs for office space due to our shift to a more flexible work model and may determine to sublease certain of our offices. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations if needed in the future.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business, including, but not limited to, disputes in the areas of contracts, securities, privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, product liability, accessibility, competition, and taxation. We record a liability when we believe that it is probable that a loss will be incurred by us and the amount of that loss can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final adjudication of any such pending or threatened legal proceedings to which we are a party, will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows. Although the outcome of litigation and other legal matters is inherently subject to uncertainties, we feel comfortable with the adequacy of our insurance coverage.
Two mass arbitrations (the “Arbitrations”) were initiated before the American Arbitration Association on March 15, 2022 against the Company and certain of its executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation by 91 individuals previously employed by Legacy BuzzFeed (the “Claimants”). The Claimants alleged that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the Business Combination, and asserted claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act. The Claimants sought to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

On April 21, 2022, the BuzzFeed Defendants filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable (the “Delaware Action”). The complaint sought declaratory and injunctive relief. A hearing on the merits of the Delaware Action was held on July 26, 2022. On October 28, 2022, the Court of Chancery granted the Company’s motion to permanently enjoin the Claimants’ arbitration claims.

On January 17, 2023, the Claimants filed amended statements of claim in the Arbitrations against BuzzFeed Media Enterprises, Inc., a wholly-owned subsidiary of the Company, and Continental Stock Transfer & Trust Corporation, the transfer agent for 890 and later the Company. The amended statements of claim likewise allege that the Claimants were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on the first day of trading following the Business Combination. The Claimants allege claims for breach of contract and the covenant of good faith and fair dealing, misrepresentation, and negligence, and seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

The Company does not believe at this time that the final outcome of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.
See Note 16 to the consolidated financial statements for additional details regarding legal proceedings in which we are involved.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and public warrants are currently listed on the Nasdaq Stock Market LLC under the symbols “BZFD” and “BZFDW,” respectively. On March 14, 2023, the closing sale price of our Class A common stock was $0.95 per share and the closing sale price of our public warrants was $0.095 per warrant. Our Class B common stock and our Class C common stock is not listed or traded on any exchange. As of March 14, 2023, there were 275 holders of record of our Class A common stock, 19 holders of record of our Class B common stock, one holder of record of our Class C common stock and five holders of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K for information regarding securities authorized for issuance under equity compensation plans, which is incorporated by reference herein.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no issuer purchases of equity securities for the year ended December 31, 2022.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements of BuzzFeed and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, Tasty, HuffPost, BuzzFeed News, and Complex Networks, we are the number one destination for Gen Z and Millennials amongst our competitive set, in terms of time spent, according to Comscore.
BuzzFeed’s mission is to spread truth, joy, and creativity. We are committed to making the Internet better: providing trusted, quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel enable us to create category-leading brands and a deep, two-way connection with our audiences, as well as high-quality content at massive scale and low cost. Working across platforms allows us to adapt content from one platform and innovate around new formats to drive engagement on other platforms. This means we can reach our audiences wherever they are — across our owned and operated properties and the major social platforms, including Facebook, YouTube, Instagram, TikTok, Snapchat, Twitter, and Apple News. In 2022, our audiences consumed more than 620 million hours of content and drove over $500 million in attributable transactions.
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
The HuffPost Acquisition and Verizon Investment
On February 16, 2021, we completed the acquisition of 100% of TheHuffingtonPost.com, Inc. (“HuffPost”) (the “HuffPost Acquisition”), a publisher of online news and media content, from entities controlled by Verizon Communications Inc. (“Verizon”). We issued 6,478,032 shares of our non-voting Class C common stock to an entity controlled by Verizon, of which 2,639,322 were in exchange for the acquisition of HuffPost and 3,838,710 were in exchange for a concurrent $35.0 million cash investment in BuzzFeed by Verizon, which was accounted for as a separate transaction.
The Business Combination
On December 3, 2021 (the “Closing Date”), we consummated the business combinations in connection with (i) that certain Agreement and Plan of Merger, dated June 24, 2021 (as amended, the “Merger Agreement”), by and among 890 5th Avenue Partners, Inc. (“890”), certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed”); and (ii) the Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc., pursuant to which we acquired 100% of the membership interests of CM Partners, LLC (the “C Acquisition”). CM

Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” The transactions contemplated by the Merger Agreement, including the acquisition of Complex Networks, are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination, 890 was renamed “BuzzFeed, Inc.”
Additionally, pursuant to subscription agreements entered into in connection with the Merger Agreement, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 concurrently with the closing of the Business Combination (the “Notes”). Refer to Note 9 to the consolidated financial statements for additional details.

Additionally, the Business Combination satisfied a liquidity condition for 2.7 million restricted stock units “RSUs”) and we recognized approximately $16.0 million of incremental stock-based compensation expense as a cumulative catch-up adjustment based on the number of RSUs outstanding and the requisite service completed at December 3, 2021 (“Liquidity 2 RSUs”). There were a further 2.4 million restricted stock units with a liquidity condition that the Business Combination did not satisfy (“Liquidity 1 RSUs”). However, on May 12, 2022, the board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting the RSUs to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expense associated with the Liquidity 1 RSUs in the second quarter of 2022.
Restructuring
On March 22, 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. The Company incurred approximately $1.8 million of restructuring costs related to these actions.
Additionally, on March 22, 2022, as part of a strategic repositioning of BuzzFeed News, the Company shared with NewsGuild, the representative of the BuzzFeed News bargaining unit, a voluntary buyout proposal covering certain desks. That proposal was then negotiated as part of collective bargaining between the BuzzFeed News Union and the Company and was ratified on May 6, 2022. The Company incurred approximately $3.5 million of restructuring costs related to these actions.
During the fourth quarter of 2022, the Company’s Board of Directors authorized a reduction in workforce plan, which included a reduction of our global employee headcount by approximately 12%, which resulted in the termination of 172 employees in 2022. The reduction in workforce plan is intended to reduce the Company’s costs in response to a combination of factors, including: (i) challenging macroeconomic conditions; (ii) completing the integration of Complex Networks and eliminating redundancies where they existed; and (iii) an ongoing audience shift to short-form, vertical video, which is still developing from a monetization standpoint. The Company incurred approximately $9.7 million of restructuring costs related to these actions.
As a result, for the year ended December 31, 2022, the Company incurred approximately $15.0 million of aggregate restructuring costs for the year ended December 31, 2022, comprised mainly of severance and related benefit costs. For the year ended December 31, 2022, approximately $8.3 million were included in cost of revenue, excluding depreciation and amortization, $3.2 million were included in sales and marketing, $1.2 million were included in general and administrative, and $2.3 million were included in research and development. As of December 31, 2022, $8.5 million of restructuring costs remain unpaid and are included in Accrued compensation on the consolidated balance sheet. As of March 16, 2023, the majority of these expenses were paid, with the remaining expected to be paid by the end of the first quarter of 2023.
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
Effects of Inflation and Current Economic Conditions

Uncertainty surrounding macroeconomic factors in the United States (the “U.S.”) and globally characterized by inflationary pressure, rising interest rates, geopolitical issues or otherwise may result in a recession, which could have a material adverse effect on our business. Further, we believe advertising and content budgets have been affected by macroeconomic factors, such as market uncertainty and rising interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in 2022 and we expect these factors will continue to adversely affect our advertising and content revenue in 2023. Please see Part II, Item 1A “Risk Factors” elsewhere in this Annual Report on Form 10-K for additional details.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty and significantly impacted our business and results of operations.
We believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue has decelerated during 2021 and continued to decelerate in 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor. While the impact of COVID-19 significantly impacted our business and results of operations, the extent of the impact has generally decreased. However, we continue to monitor the status and respond to the effects of the COVID-19 pandemic and its impact on our business. Future developments regarding COVID-19 continue to be uncertain and difficult to predict. There can be no assurances that future impacts related to COVID-19, including new variants or other global pandemics, will not adversely impact our business, results of operations, financial condition and cash flows in future periods.
Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
GAAP
Total revenue	$436,674	$397,564	$321,324
(Loss) income from operations	(184,307)	$(25,154)	$12,138
Net (loss) income	(201,326)	$25,876	$11,156
Non-GAAP
Adjusted EBITDA(1)	$488	$41,516	$30,813
Non-Financial
Time Spent(2)	624,235	788,584	741,387
—% on owned and operated properties	47%	35%	36%
—% on third-party platforms	53%	65%	64%
_____________________________
(1)See “Reconciliation from Net (loss) income to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined herein) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on (i) our owned and operated U.S. properties, (ii) our content on Apple News, (iii) our content on YouTube in the U.S., as reported by Comscore, and (iv) our content on Facebook, as reported by Facebook. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we do not have advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore and Facebook to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show, the volume of purchases made through our affiliate links, and the overall value of our offerings to our customers. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner or comparable to similarly titled measures presented by other companies. Time Spent for the year ended December 31, 2022 decreased by 21% driven by a decline in time spent by users on Facebook, partially offset by contributions from Complex Networks. Excluding the impact of the Complex Networks, Time Spent declined consistent with broader industry trends on distributed platforms.
Components of Results of Operations
Revenue: The majority of our revenue is generated through the following types of arrangements:
•Advertising: Consists of display, programmatic, and video advertising on our owned and operated sites and applications and social media platforms. The majority of our advertising revenue is monetized on a per-impression basis; however, we also generate revenue from advertising products that are not monetized on a per-impression basis (for example, page takeovers that are monetized on a per-day basis). Advertising revenue is recognized in the period that the related impression or non-impression based metric is delivered. Programmatic impressions on third-party platforms, including Facebook and YouTube, are controlled by the individual platforms, and the respective advertising revenue optimization strategies of these platforms have an impact on the number of programmatic impressions that these platforms serve. These optimization strategies change from time to time and have varying impacts on the numbers of programmatic impressions served. Additionally, there is a component of our advertising revenue derived from sources where we are unable to obtain impression data. We generate an immaterial portion of our advertising revenue on platforms excluded from our measurement of Time Spent.
•Content: Includes revenue generated from creating content, including promotional content, customer advertising, feature films and content licensing. Content revenue is recognized when the content, or the related action (click or view), is delivered.
•Commerce and other: Includes affiliate marketplace revenue and licensing of intellectual property. We participate in multiple marketplace arrangements with third parties whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, we receive a commission fee for that sale from the third party. Affiliate marketplace revenue is recognized when a successful sale is made and the commission is earned. Additionally, we generate other revenues from the production of live and virtual events such as ComplexCon and ComplexLand. We recognize revenue related to such events in the period in which the event occurred, as and when the services are delivered.
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

Impairment expense: Represents impairment charges on goodwill and certain long-lived assets. Refer to Note 21 to the consolidated financial statements for additional details.
Other (expense) income, net: Consists of foreign exchange gains and losses, gains and losses on investments, gains and losses on dispositions of subsidiaries, gains and losses on disposition of assets, and other miscellaneous income and expenses.
Interest expense, net: Consists of interest expense incurred on our borrowings, net of interest income on interest bearing checking accounts.
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities which is primarily based on the market price of our public warrants listed on Nasdaq under the symbol “BZFDW.” Refer to Note 5 to the consolidated financial statements for additional details.
Change in fair value of derivative liability: In December 2021, we issued a $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes) that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability.
Income tax provision (benefit): Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Revenue	$436,674	$397,564	$321,324
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	261,815	207,397	140,290
Sales and marketing	71,262	54,981	50,680
General and administrative	117,734	112,552	83,061
Research and development	30,597	24,928	17,669
Depreciation and amortization	35,073	22,860	17,486
Impairment expense	104,500	—	—
Total costs and expenses	620,981	422,718	309,186
(Loss) income from operations	(184,307)	(25,154)	12,138
Other (expense) income, net	(3,076)	(3,974)	882
Interest expense, net	(21,155)	(2,885)	(923)
Change in fair value of warrant liabilities	4,543	4,740	—
Change in fair value of derivative liability	4,695	26,745	—
(Loss) income before income taxes	(199,300)	(528)	12,097
Income tax provision (benefit)	2,026	(26,404)	941
Net (loss) income	(201,326)	25,876	11,156
Net income attributable to the redeemable noncontrolling interest	164	936	820
Net (loss) income attributable to noncontrolling interests	(533)	228	—
Net (loss) income attributable to BuzzFeed, Inc.	$(200,957)	$24,712	$10,336

Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue, excluding depreciation and amortization	$3,895	$2,788	$109
Sales and marketing	3,058	4,829	60
General and administrative	10,759	15,052	977
Research and development	3,893	896	43
	$21,605	$23,565	$1,189
The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	60%	52%	44%
Sales and marketing	16%	14%	16%
General and administrative	27%	28%	26%
Research and development	7%	6%	5%
Depreciation and amortization	8%	6%	5%
Impairment expense	24%	—	—
Total costs and expenses	142%	106%	96%
(Loss) income from operations	(42)%	(6)%	4%
Other (expense) income, net	(1)%	(1)%	—
Interest expense, net	(5)%	(1)%	—
Change in fair value of warrant liabilities	1%	1%	—
Change in fair value of derivative liability	1%	7%	—
(Loss) income before income taxes	(46)%	—%	4%
Income tax provision (benefit)	—	(7)%	—
Net (loss) income	(46)%	7%	4%
Net income attributable to the redeemable noncontrolling interest	—	—	—
Net (loss) income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to BuzzFeed, Inc.	(46)%	7%	4%
_____________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
For a discussion of our results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of results for the years ended December 31, 2022 and 2021:
Revenue
Total revenue as follows (in thousands):

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Advertising	$202,830	$205,794	(1)%
Content	165,750	130,200	27%
Commerce and other	68,094	61,570	11%
Total revenue	$436,674	$397,564	10%
2022 Compared to 2021
Advertising revenue decreased by $3.0 million, or 1%, for the year ended December 31, 2022 driven by a $7.8 million, or 5% increase on our owned and operated properties, offset by a $10.8 million, or 22%, decrease in advertising on third-party platforms. The increase in advertising revenue on our owned and operated properties reflects the acquisition of Complex Networks, which contributed $25.4 million of increased advertising revenue. Excluding Complex Networks, advertising revenue on our owned and operated properties decreased by $17.6 million, or 12%, driven by a 13% decline in overall pricing and a 1% decline in the number of programmatic impressions delivered. Advertising revenue from third-party platforms reflects increased contributions from Complex Networks of $5.8 million year-over-year. Excluding the impact of Complex Networks, advertising revenue from third-party platforms decreased by $16.6 million, or 35%, $5.3 million of which was driven by sources where we do not have impression based data, with the remaining $11.3 million driven by a 41% decline in the number of programmatic impressions delivered, partially offset by a 18% increase in overall pricing. Pricing continues to be impacted due to the broader macroeconomic environment.
Content revenue increased $35.6 million, or 27%, for the year ended December 31, 2022, largely due to the acquisition of Complex Networks, which contributed $44.5 million of increased content revenue year-over-year, as well as an increase in revenue from feature films and content licensing of $6.8 million. The increases in content revenue were partially offset by a $15.7 million decrease in consumer spending due to the broader macroeconomic conditions in certain client verticals, particularly those in the consumer packaged goods, retail, and technology and telecommunications industries. We expect our content revenues to decrease year-over-year due aforementioned macroeconomic conditions and the timing of 2023 feature film releases.
Commerce and other revenue increased by $6.5 million, or 11%, for the year ended December 31, 2022, largely due to the acquisition of Complex Networks, which contributed $16.5 million of increased commerce and other revenue (the majority of which was from live and virtual events such as ComplexCon and ComplexLand). Excluding the impact of Complex Networks, commerce and other revenue decreased by $10.0 million, reflecting the decline in purchases generated by Facebook-referred traffic as well as the comparison against heightened purchasing activity for the year ended December 31, 2021 related to the impact of COVID-19 which accelerated our commerce and other revenue.
Cost of revenue:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Cost of revenue	$261,815	$207,397	26%
As a percentage of revenue	60%	52%
2022 Compared to 2021
Cost of revenue increased by $54.4 million, or 26%, for the year ended December 31, 2022, driven by $27.2 million of increased costs related to Complex Networks ($16.2 million of the increase was compensation expense), an $18.8 million increase in variable costs of sales associated with our growth in revenue inclusive of experiential events such as ComplexCon, a $4.4 million increase in restructuring expenses, and a $2.3 million increase in consulting and content expenses.

Sales and marketing:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Sales and marketing	$71,262	$54,981	30%
As a percentage of revenue	16%	14%
2022 Compared to 2021
Sales and marketing expenses increased by $16.3 million, or 30%, for the year ended December 31, 2022, driven by a $12.7 million increase in compensation expenses associated with Complex Networks and a $3.1 million increase in restructuring expenses primarily related to the workforce reduction in the fourth quarter of 2022.
General and administrative:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
General and administrative	117,734	112,552	5%
As a percentage of revenue	27%	28%
2022 Compared to 2021
General and administrative expenses increased by $5.2 million, or 5%, for the year ended December 31, 2022, driven by a $5.8 million increase in insurance costs related to being a public company, a $5.4 million increase in rent associated with the acquisition of Complex Networks (excluding Complex Networks, rent expense decreased by $3.0 million, reflecting the sublease of our former corporate headquarters, which was fully subleased in the third quarter of 2022), a $2.7 million increase in professional fees, and a $1.5 million increase in restructuring expenses primarily related to the workforce reduction in the fourth quarter of 2022. The increase in general and administrative expenses was partially offset by a $8.4 million decrease in transaction-related costs (such as professional fees) and public company readiness costs that were non-recurring in nature and related to the Business Combination.
Research and development:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Research and development	30,597	24,928	23%
As a percentage of revenue	7%	6%
2022 Compared to 2021
Research and development expenses increased by $5.7 million, or 23%, for the year ended December 31, 2022 driven by a $3.0 million increase in stock-based compensation expense primarily associated with Liquidity 1 and Liquidity 2 RSUs and a $2.1 million increase in restructuring expenses primarily related to the workforce reduction in the fourth quarter of 2022.
Depreciation and amortization:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Depreciation and amortization	35,073	22,860	53%
As a percentage of revenue	8%	6%

2022 Compared to 2021
Depreciation and amortization increased by $12.2 million, or 53%, for the year ended December 31, 2022 driven by a $11.7 million increase in the amortization of intangible assets primarily associated with the acquisition of Complex Networks.
Impairment expense:
For the year ended December 31, 2022, we recorded aggregate non-cash impairment charges of $104.5 million, $102.3 million of which was related to goodwill impairment and the remaining $2.2 million was related to certain long-lived assets. Specifically, during the fourth quarter of 2022, we experienced a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders' equity. We concluded the sustained decline in share price was a triggering event for potential impairment and performed a quantitative impairment assessment. Based on the results of the quantitative impairment assessment, we recognized a goodwill impairment charge of $102.3 million.
The remaining $2.2 million impairment charge was a result of the sublease of our former corporate headquarters. Of the non-cash impairment charge, $1.4 million was allocated to right-of-use assets and the remaining $0.8 million was allocated to leasehold improvements. Refer to Note 21 to the consolidated financial statements for additional details.
Other (expense) income, net:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Other (expense) income, net	(3,076)	(3,974)	(23)%
As a percentage of revenue	(1)%	(1)%
2022 Compared to 2021
Other (expense) income, net decreased by $0.9 million, or 23%, for the year ended December 31, 2022 driven by a $1.3 million increase in unrealized gains on the remeasurement of our investment in a private company during 2022, a $1.2 million decrease in loss on dispositions of subsidiaries, a $0.5 million gain on the sale of an asset, and a $0.3 million increase in other income. This was partially offset by a $2.8 million increase net foreign exchange losses (primarily unrealized) due to the decline in the British Pound and Japanese Yen against the U.S. dollar.
Interest expense, net:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Interest expense, net	(21,155)	(2,885)	NM
As a percentage of revenue	(5)%	(1)%
NM — not meaningful
2022 Compared to 2021
Interest expense, net increased by $18.3 million for the year ended December 31, 2022 primarily due to increased interest expense associated with the Notes. Refer to Note 9 to the consolidated financial statements.

Change in fair value of warrant liabilities:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Change in fair value of warrant liabilities	4,543	4,740	(4)%
As a percentage of revenue	1%	1%
2022 Compared to 2021
For the year ended December 31, 2022, change in fair value of warrant liabilities remained consistent with a $0.2 million, or 4%, decrease year-over-year.
Change in fair value of derivative liability:

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Change in fair value of derivative liability	4,695	26,745	(82)%
As a percentage of revenue	1%	7%
We recorded a gain related to the change in fair value of the derivative liability of $4.7 million for the year ended December 31, 2022 compared to a gain of $26.7 million for the year ended December 31, 2021.
Income tax provision (benefit):

	Year Ended December 31,		2021 to 2022 % Change
(In thousands)	2022	2021
Income tax provision (benefit)	2,026	(26,404)	NM
As a percentage of revenue	—%	(7)%
Income tax provision (benefit)
NM — not meaningful

For the year ended December 31, 2022, the Company recorded an income tax expense of $2.0 million related to federal, state, and foreign taxes. The Company’s effective tax rate of (1.0)% differs from the statutory rate of 21% primarily related to: (i) a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis (ii) impairment of non-deductible goodwill for which no tax benefit was provided, and (iii) an income tax provision for foreign taxes.
For the year ended December 31, 2021, the Company recorded an income tax benefit of $26.4 million related to federal, state, and foreign taxes. The Company’s effective tax rate of 5,000.8% differs from the statutory rate of 21% primarily related to (i) the partial release of the Company’s U.S. valuation allowance, as certain business combinations consummated during 2021 created a source of future taxable income, offset by (ii) an income tax provision for foreign taxes.
As of December 31, 2022, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net (loss) income, excluding the impact of net (loss) income attributable to noncontrolling interests, income tax provision (benefit), interest expense, net, other expense (income), net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, impairment expense, transaction-related costs, certain litigation costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
We believe Adjusted EBITDA provides relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by our management. However, there are limitations to the use of Adjusted EBITDA and our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Adjusted EBITDA should not be considered a substitute for net (loss) income from operations, net loss (income), or net (loss) income attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.
Reconciliation from Net income (loss) to Adjusted EBITDA
The following table reconciles consolidated net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net (loss) income	$(201,326)	$25,876	$11,156
Income tax provision (benefit)	2,026	(26,404)	941
Interest expense, net	21,155	2,885	923
Other expense (income), net	3,076	3,974	(882)
Depreciation and amortization	35,073	22,860	17,486
Stock-based compensation	21,605	23,565	1,189
Change in fair value of warrant liabilities	(4,543)	(4,740)	—
Change in fair value of derivative liability	(4,695)	(26,745)	—
Restructuring[1]	15,043	3,645	—
Impairment expense[2]	104,500	—	—
Transaction-related costs[3]	5,132	15,295	—
Litigation costs[4]	1,920	—	—
Public company readiness costs[5]	1,522	1,305	—
Adjusted EBITDA	$488	$41,516	$30,813
_____________________________
(1)For the year ended December 31, 2022, represents costs associated with certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better service audience demands, and costs incurred as part of a strategic repositioning of BuzzFeed News. Additionally, for the year ended December 31, 2022, represents costs associated with the reduction in workforce plan, which is intended to reduce the Company’s costs in response to a combination of factors, including: (i) challenging macroeconomic conditions; (ii) completing the integration of Complex Networks and eliminating redundancies; and (iii) an ongoing audience shift to short-form, vertical video, which is still developing from a monetization standpoint. For the year ended December 31, 2021, represents costs associated with involuntary terminations of employees across various roles and levels as part of the integration of the HuffPost Acquisition. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. Refer to Note 14 to the consolidated financial statements for additional details.

(2)Reflects aggregate non-cash impairment expenses recorded during the year ended December 31, 2022 associated with goodwill impairment of $102.3 million and $2.2 million related to certain long-lived assets of our former corporate headquarters which was fully subleased during the third quarter of 2022. Refer to Note 21 to the consolidated financial statements for additional details.
(3)Reflects transaction-related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or contemplated transaction and include professional fees, integration expenses, and certain costs related to integrating and converging information technology systems.
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
Liquidity and Capital Resources
As a digital media company, we are subject to certain inherent risks and uncertainties associated with the development of our business. To date, substantially all of our efforts have been devoted to the growth of our owned and operated properties and portfolio of brands. This includes our proprietary technology infrastructure, advertising solutions, content creation tools, and more. We have invested in the recruitment of key management, technical staff, and have acquired certain businesses. These investments have historically been funded by raising outside capital, and as a result of these efforts, we have generally incurred significant losses and used net cash outflows from operations since our inception, and we may continue to incur such losses and use net cash outflows for the foreseeable future until such time we reach a scale of profitability without needing to rely on funding from outside capital to sustain our operations.
In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”). We may continue to rely on outside capital for the foreseeable future. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not necessitate our continued reliance on outside capital.
As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the presence of the following risks and uncertainties associated with our financial condition may adversely affect our ability to sustain our operations over the next twelve months beyond the issuance date.
•Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and portfolio of brands. During the year ended December 31, 2022, we incurred a net loss of $201.3 million and used net cash flows from operations of $7.9 million. Additionally, as of December 31, 2022, we had unrestricted cash and cash equivalents of $55.8 million available to fund our operations, $1.0 million available under our $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”) (see Note 9 to the consolidated financial statements for additional details), and an accumulated deficit of $523.1 million.
•We expect to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact our ability to sustain revenue growth consistent with the past, or at all, over the next twelve months beyond the issuance date.
•We continue to be affected by our ongoing efforts to integrate Complex Networks and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize in anticipated benefits and synergies over the next twelve months beyond the issuance date.
•We are required to remain in compliance with certain covenants required by the Revolving Credit Facility which, among others, requires us to maintain a minimum of $25.0 million of unrestricted cash at all times and limits, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. While we were in compliance with the financial covenants under the Revolving Credit Facility as of December 31, 2022, and we expect to remain in compliance throughout twelve months beyond the issuance date, we may be unable to remain in compliance with one or more of these covenants if we are unable to generate net cash inflows from operations or, if necessary, secure additional outside capital. In the event we are unable to remain in compliance with one or more of the aforementioned covenants, and we are unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
Due to the risks and uncertainties described above, we continue to carefully evaluate our liquidity position. We recognize the significant challenge of maintaining sufficient liquidity to sustain our operations or remain in compliance with one or more of the covenants required by the Revolving Credit Facility, for the next twelve months beyond the issuance date. However, notwithstanding our liquidity position as of the issuance date, and while it is difficult to predict our future liquidity requirements with certainty, we currently expect we will be able to generate sufficient liquidity to fund our operations over the next twelve months beyond the issuance date.
In response to the risks and uncertainties described above, we may plan to secure additional outside capital over the next twelve months beyond the issuance date. While we have historically been successful in our ability to secure outside capital, as of the issuance date, we had no firm commitments of additional outside capital. We can provide no assurance we will be able to continue to secure outside capital in the future or do so on terms that are acceptable to us. Furthermore, we also plan to continue to closely monitor our cash flow forecast and, if necessary, we will implement certain incremental cost savings to preserve our liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 (refer to Note 14 to the consolidated financial statements for additional details) or through the reduction of our real estate footprint. While we currently expect we will be able to generate sufficient liquidity to fund our operations for the next twelve months beyond the issuance date, we can provide no assurance we will successfully generate such liquidity, or if necessary, secure additional outside capital or implement incremental cost savings.
Revolving Credit Facility
We have a $50.0 million revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility), maturing in December 2025. The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination, namely to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. We incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment.
The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. We were in compliance with the financial covenants under such facility as of December 31, 2022.
Borrowings under the Revolving Credit Facility bear interest at the SOFR rate, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (7.67% at December 31, 2022), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.
The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records, and related assets.
As of December 31, 2022, we had outstanding borrowings of $33.5 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $1.0 million.
Convertible Notes
In connection with the Business Combination, we completed the issuance of $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). The Notes bear interest at a rate of 8.50% per annum, payable semi-annually, are convertible into approximately 12,000,000 shares of our Class A common stock (or, our election, a combination of cash and our Class A common stock), at an initial conversion price of $12.50, and mature on December 3, 2026.
We may, at our election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes, we will be obligated to pay an amount in cash equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to twelve month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to twelve month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which we would otherwise be entitled to force conversion of the Notes, but are not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.
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
Cash flows (used in) provided by operating, investing and financing activities were as follows for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash (used in) provided by operating activities	(7,857)	797	27,553
Cash used in investing activities	(17,285)	(208,028)	(14,803)
Cash provided by financing activities	3,176	181,823	19,455
Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $7.9 million compared to net cash provided by operating activities of $0.8 million for the year ended December 31, 2021. The change was primarily driven by a $38.9 million increase in net loss, adjusted for non-cash items, a $23.2 million decrease in lease liabilities, and a $8.0 million decrease in the change in accrued compensation. These were partially offset by an $36.9 million increase in the change in accounts receivable, a $12.9 million increase in the change in deferred revenue, a $8.0 million increase in the change in accounts payable, and a $4.5 million increase in the change in deferred rent.
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
Investing Activities
For the year ended December 31, 2022, cash used in investing activities was $17.3 million, which principally consisted of $12.4 million of capital expenditures on internal-use software and $5.4 million of capital expenditures, partially offset by a $0.5 million gain on the sale of an asset.

For the year ended December 31, 2021, cash used in investing activities was $208.0 million, which consisted of $189.9 million of cash spent for business acquisitions, net of cash acquired, $11.0 million of expenditures on internal-use software and $5.0 million of capital expenditures.
For the year ended December 31, 2020, cash used in investing activities was $14.8 million, which principally consisted of expenditures on internal-use software of $9.8 million and fixed assets of $4.7 million.
Financing Activities
For the year ended December 31, 2022, cash provided by financing activities was $3.2 million, which principally consisted of $5.0 million in borrowings from the Revolving Credit Facility, partially offset by the payment of $1.7 million for withholding taxes on the vesting of certain RSUs.
For the year ended December 31, 2021, cash provided by financing activities was $181.8 million, which principally consisted of $143.8 million of net proceeds from the issuance of the Notes, $35.0 million of proceeds from the issuance of our common stock related to the equity investment in us by an affiliate of Verizon, $7.7 million of borrowings in excess of repayments from the Revolving Credit Facility, and $7.0 million of proceeds from exercise of stock options, partially offset by $11.7 million of proceeds from the reverse recapitalization, net of costs.
For the year ended December 31, 2020, cash provided by financing activities was $19.5 million, which consisted of $19.9 million of borrowings under the Revolving Credit Facility, which was established during 2020, partially offset by the impact of a $0.6 million early termination fee paid in connection with the extinguishment of our previous secured borrowing facility.
Contractual Obligations
Our principal commitments consist of obligations for office space under non-cancelable operating leases with various expiration dates through 2029 as well as repayment of borrowings under the Revolving Credit Facility and the Notes. Refer to Note 16 to the consolidated financial statements for additional details.
In September 2018, concurrent with an investment in a private company, we agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and our prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of December 31, 2022, the maximum amount under the guarantee was $1.1 million, and no liability was recognized with respect to the guarantee.
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
We generate advertising revenue from managing a customer’s internet advertising campaigns to target markets both via our proprietary sites and premium publishers. Our performance obligations typically consist of a promised number of ads delivered or a promised number of actions related to the ads (such as impressions or views). Advertising revenue is recognized in the period that the related views, impressions, or actions by users on advertisements are delivered. We derive a portion of our revenue from sales of advertising programmatically through third-party platforms and intermediaries. Given the involvement of multiple parties in these transactions, significant judgment is required in identifying our customer and determining the transaction price. In some cases, we are unable to determine the transaction price paid by the end customer. In these cases, we recognize as revenue the net amount remitted to us by the intermediary.
We generate revenue from creating content, including promotional content, customer advertising, feature films and content licensing. Our performance obligations consist of BuzzFeed-created content for use by its customers or the delivery of a promised number of actions related to the content (such as impressions or views). The revenue is recognized when the content, or the related action, is delivered. Variable consideration, subject to constraint, may be included in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
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
Business Combinations
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management, including estimates of, among other things, expected future cash flows, discount rates, or expected costs to reproduce an asset. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Income Taxes
We are subject to income taxes in the U.S. and multiple foreign jurisdictions. Significant judgment is required in determining our provision (benefit) and evaluating our income tax positions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
Our restricted stock units granted prior to the Business Combination vested upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition for 2.4 million of the restricted stock units (“Liquidity 1 RSUs”) was satisfied upon the occurrence of a sale transaction (an “Acquisition”) or the completion of an initial public offering. The Business Combination did not result in the satisfaction of this liquidity condition, as it did not meet the definition of an Acquisition per the award agreements. However, on May 12, 2022, the board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting them to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expenses associated with the Liquidity 1 RSUs in the second quarter of 2022. The closing of the Business Combination satisfied the liquidity condition for the remaining 2.7 million restricted stock units (i.e., the Liquidity 2 RSUs). As a result, $16.0 million of compensation cost associated with service rendered prior to the Business Combination was recognized upon the closing of the Business Combination and additional compensation cost will be recognized over the remaining requisite service period.
Common Stock Valuations
Since our common stock was not then publicly traded, the fair value of our common stock prior to the Business Combination was determined by our board of directors, with input from management, taking into account the value determined by a third-party valuation firm. Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The assumptions we used in the valuation models were based on future expectations combined with management judgment, and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following:
•our financial performance, forecasted operating results, capital structure, and stage of development;
•our management team and business strategy;
•external market factors affecting our industry;
•the liquidation preferences, rights, preferences, and privileges of our convertible preferred stock relative to our common stock;
•the lack of an active public or private market for our common stock;
•the likelihood of achieving a liquidity event, such as a sale transaction or an initial public offering; and
•market performance analyses of similar publicly-traded companies in our industry.
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

Goodwill
Goodwill is tested for impairment at the reporting unit level, which is an operating segment or one level below. We test goodwill for impairment annually as of October 1, or more frequently if an event occurs or if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. We have determined we have one reporting unit for the purposes of allocating and testing goodwill.
In conducting our annual goodwill impairment assessment, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting is less than its carrying amount. If the factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment. A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach based on a discounted cash flow analysis and/or a market-based approach. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. For the 2022 annual impairment test, we performed a quantitative assessment as of October 1, 2022 and concluded the fair value of our single reporting unit was greater than its carrying value. However, during the fourth quarter of 2022, we experienced a sustained decline in share price that reduced our market capitalization below our carrying value. As such, we performed a quantitative impairment assessment as of December 31, 2022. The results of the quantitative impairment assessment concluded the fair value of our single reporting unit was below the carrying value and as such we recorded a non-cash goodwill impairment charge of $102.3 million.
Our quantitative impairment assessment utilized an equal weighting of the income and market approaches. The determination of fair value under the discounted cash flow method relied on internal projections developed using a number of estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions include, but are not limited to, a discount rate, annual revenue growth, and a terminal growth rate for cash flows. The key assumption in the market approach included determining a control premium, which was estimated using historical transactions that occurred during 2021 and 2022. Changes in these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, declining revenue, inability to improve profitability, continued increases in costs, and rising interest rates and other macroeconomic factors.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, and if our fair value declines to below our carrying value, it is possible that an additional impairment charge may need to be recorded in the future. Refer to Notes 3 and 21 to the consolidated financial statements for additional details.
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
During the year-ended December 31, 2022, in connection with the sublease of our former corporate headquarters, we afforded the subtenant a four-month rent free period which was the main driver in the resulted cash outflows in excess of cash inflows over the life of the sublease. As such, we identified a triggering event for a potential impairment with respect to certain assets associated with the subleased property (right-of-use assets and leasehold improvements). we determined the subleased property represented a separate asset class for the purposes of impairment testing and measurement, and we recorded a non-cash impairment charge of $2.2 million, with $1.4 million allocated to the right-of-use asset, and the remaining $0.8 million allocated to leasehold improvements. The fair values were determined based on estimated future discounted cash flows using market participant assumptions. Refer to Note 21 to the consolidated financial statements for additional details.

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
Recently Adopted and Issued Accounting Pronouncements
Refer to Note 2 of our consolidated financial statements for additional details.
Emerging Growth Company Accounting Election
Section 102 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. We are an emerging growth company and have elected to take advantage of the extended transition period. As a result, the consolidated financial statements of BuzzFeed, Inc. may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Specifically, subject to the satisfaction of certain conditions set forth in the JOBS Act we are not required to, and do not intend to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements; and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation, and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until the earliest of: (i) the last day of our first fiscal year following the fifth anniversary of 890’s initial public offering (i.e., December 31, 2026); (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the date on we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission with at least $700.0 million of outstanding securities held by non-affiliates; and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily foreign currency exchange, interest rate fluctuation, and equity investment risks.
Foreign Currency Exchange Risk
We transact business in various foreign currencies and obtain international revenue, as well as incur costs denominated in foreign currencies, primarily the British pound, Japanese yen, and Canadian dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular the recent strengthening of the U.S. dollar against the British pound, Japanese yen, and most other major international currencies, could negatively affect our revenue and results of operations as expressed in U.S. dollars. Fluctuations in foreign currency rates, including the strengthening of the U.S. dollar against the British pound and Japanese yen, adversely affects our revenue growth in terms of the amounts that we report in U.S. dollars after converting our foreign currency results into

U.S. dollars. In addition, currency variations can adversely affect margins on sales of our products and services in countries outside of the U.S. Generally our reported revenues and operating results are adversely affected when the U.S. dollar strengthens relative to other currencies. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Interest Rate Fluctuation Risk
Our exposure to interest rates relates primarily to the variable interest component on the Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our consolidated financial statements for the year ended December 31, 2022 and 2021.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $3.6 million and $2.3 million at December 31, 2022 and 2021, respectively.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of BuzzFeed, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BuzzFeed, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
March 16, 2023
We have served as the Company’s auditor since 2019.

BUZZFEED, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$55,774	$79,733
Accounts receivable (net of allowance for doubtful accounts of $1,879, and $1,094 as at December 31, 2022 and 2021)	116,460	142,909
Prepaid expenses and other current assets	26,373	29,017
Total current assets	198,607	251,659
Property and equipment, net	17,774	23,052
Right-of-use assets	66,581	—
Capitalized software costs, net	19,259	16,554
Intangible assets, net	121,329	136,513
Goodwill	91,632	194,881
Prepaid expenses and other assets	14,790	14,555
Total assets	$529,972	$637,214

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$29,329	$16,025
Accrued expenses	26,357	31,386
Deferred rent	—	4,894
Deferred revenue	8,836	1,676
Accrued compensation	31,052	37,434
Current lease liabilities	23,398	—
Other current liabilities	3,900	2,731
Total current liabilities	122,872	94,146
Deferred rent	—	12,504
Noncurrent lease liabilities	59,315	—
Debt	152,253	141,878
Derivative liability	180	4,875
Warrant liabilities	395	4,938
Other liabilities	403	3,992
Total liabilities	335,418	262,333

Commitments and contingencies

Redeemable noncontrolling interest	—	2,294

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 126,387 and 116,175 shares issued and outstanding at December 31, 2022 and 2021, respectively	13	11
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 6,678 and 12,397 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 6,478 shares issued and outstanding at December 31, 2022 and 2021	1	1
Additional paid-in capital	716,233	695,869
Accumulated deficit	(523,063)	(322,106)
Accumulated other comprehensive loss	(1,968)	(3,233)
Total BuzzFeed, Inc. stockholders’ equity	191,217	370,543
Noncontrolling interests	3,337	2,044
Total stockholders’ equity	194,554	372,587
Total liabilities and stockholders' equity	$529,972	$637,214

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenue	$436,674	$397,564	$321,324
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	261,815	207,397	140,290
Sales and marketing	71,262	54,981	50,680
General and administrative	117,734	112,552	83,061
Research and development	30,597	24,928	17,669
Depreciation and amortization	35,073	22,860	17,486
Impairment expense	104,500	—	—
Total costs and expenses	620,981	422,718	309,186
(Loss) income from operations	(184,307)	(25,154)	12,138
Other (expense) income, net	(3,076)	(3,974)	882
Interest expense, net	(21,155)	(2,885)	(923)
Change in fair value of warrant liabilities	4,543	4,740	—
Change in fair value of derivative liability	4,695	26,745	—
(Loss) income before income taxes	(199,300)	(528)	12,097
Income tax provision (benefit)	2,026	(26,404)	941
Net (loss) income	(201,326)	25,876	11,156
Net income attributable to the redeemable noncontrolling interest	164	936	820
Net (loss) income attributable to noncontrolling interests	(533)	228	—
Net (loss) income attributable to BuzzFeed, Inc.	$(200,957)	$24,712	$10,336
Net loss attributable to holders of Class A, Class B and Class C common stock:
Basic	$(200,957)	$—	$—
Diluted	$(200,957)	$(716)	$—
Net loss per Class A, Class B and Class C common share:
Basic	$(1.45)	$—	$—
Diluted	$(1.45)	$(0.03)	$—
Weighted average common shares outstanding:
Basic	138,148	27,048	11,942
Diluted	138,148	28,001	11,942
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(201,326)	$25,876	$11,156
Other comprehensive income (loss)
Foreign currency translation adjustment	633	126	(2,116)
Other comprehensive income (loss)	633	126	(2,116)
Comprehensive (loss) income	(200,693)	26,002	9,040
Comprehensive income attributable to the redeemable noncontrolling interest	164	936	820
Comprehensive (loss) income attributable to noncontrolling interests	(533)	228	—
Foreign currency translation adjustment attributable to noncontrolling interests	(632)	—	—
Comprehensive (loss) income attributable to BuzzFeed, Inc.	$(199,692)	$24,838	$8,220
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Stockholders’ of BuzzFeed, Inc.
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BuzzFeed, Inc. Stockholders' Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	1,534	$—	10,375	$1	—	$—	$35,025	$(357,154)	$(1,243)	$(323,371)	$—	$(323,371)
Net loss	—	—	—	—	—	—	—	10,336	—	10,336	—	10,336
Stock-based compensation	—	—	—	—	—	—	1,189	—	—	1,189	—	1,189
Issuance of common stock upon exercise of stock options	6	—	64	—	—	—	159	—	—	159	—	159
Other comprehensive income	—	—	—	—	—	—	—	—	(2,116)	(2,116)	—	(2,116)
Balance at December 31, 2020	1,540	$—	10,439	$1	—	$—	$36,373	$(346,818)	$(3,359)	$(313,803)	$—	$(313,803)
Net income	—	—	—	—	—	—	—	24,712	—	24,712	228	24,940
Issuance of common stock	—	—	—	—	3,839	1	34,999	—	—	35,000	—	35,000
HuffPost Acquisition	—	—	—	—	2,639	—	24,064	—	—	24,064	2,122	26,186
Stock-based compensation	—	—	—	—	—	—	23,565	—	—	23,565	—	23,565
Issuance of common stock in connection with share-based plans	1,921	—	476	—	—	—	6,975	—	—	6,975	—	6,975
Merger of BuzzFeed Japan and HuffPost Japan	—	—	—	—	—	—	—	—	—	—	(510)	(510)
Disposition of subsidiaries	—	—	—	—	—	—	—	—	—	—	204	204
Conversion of shares	9,693	1	(9,693)	(1)	—	—	—	—	—	—	—	—
Reverse recapitalization, net of transaction costs	93,021	9	11,175	1	—	—	473,694	—	—	473,704	—	473,704
Shares issued for C Acquisition	10,000	1	—	—	—	—	96,199	—	—	96,200	—	96,200
Other comprehensive loss	—	—	—	—	—	—		—	126	126	—	126
Balance at December 31, 2021	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net loss	—	—	—	—	—	—	—	(200,957)	—	(200,957)	(533)	(201,490)
Stock-based compensation	—	—	—	—	—	—	21,605	—	—	21,605	—	21,605
Issuance of common stock in connection with share-based plans	4,965	2	—	—	—	—	457	—	—	459	—	459
Shares withheld for employee taxes	(472)	—	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,265	1,265	(632)	633
Reclassification of noncontrolling interest (see Note 10)	—	—	—	—	—	—	—	—	—	—	2,458	2,458
Conversion of Class B common stock to Class A common stock	5,719	—	(5,719)	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	126,387	$13	6,678	$1	6,478	$1	$716,233	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities:
Net (loss) income	$(201,326)	$25,876	$11,156
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	35,073	22,860	17,486
Unrealized loss (gain) on foreign currency	5,389	1,824	(2,623)
Stock based compensation	21,605	23,565	1,189
Change in fair value of warrants	(4,543)	(4,740)	—
Change in fair value of derivative liability	(4,695)	(26,745)	—
Issuance costs allocated to derivative liability	—	1,424	—
Amortization of debt discount and deferred issuance costs	5,375	326	—
Deferred income tax	(1,594)	(28,087)	112
Loss on disposition of subsidiaries	—	1,234	711
(Gain) loss on disposition of assets	(500)	220	254
Loss on extinguishment of debt	—	—	600
Unrealized gain on investment	(1,260)	—	(500)
Provision for doubtful accounts	785	(161)	322
Impairment expense	104,500	—	—
Noncash lease expense	19,870	—	—
Changes in operating assets and liabilities:
Accounts receivable	23,941	(12,951)	(7,086)
Prepaid expenses and other current assets and prepaid expenses and other assets	2,540	2,361	2,537
Accounts payable	11,582	3,546	(1,521)
Deferred rent	—	(4,456)	397
Accrued compensation	(5,663)	2,307	1,429
Accrued expenses, other current liabilities and other liabilities	(2,841)	(1,847)	2,086
Lease liabilities	(23,249)	—	—
Deferred revenue	7,154	(5,759)	1,004
Cash (used in) provided by operating activities	(7,857)	797	27,553

Investing activities:
Business acquisitions, net of cash acquired	—	(189,885)	—
Capital expenditures	(5,424)	(4,983)	(4,708)
Capitalization of internal-use software	(12,361)	(11,039)	(9,830)
Proceeds from sale of asset	500	—	—
Cash of disposed subsidiaries, less proceeds on disposition	—	(2,121)	(265)
Cash used in investing activities	(17,285)	(208,028)	(14,803)

Financing activities:
Proceeds from reverse recapitalization, net of costs	—	(11,652)	—
Proceeds from issuance of common stock	—	35,000	—
Payment for shares withheld for employee taxes	(1,698)	—	—
Deferred reverse recapitalization costs	(585)	—	—
Proceeds from issuance of convertible notes, net of issuance costs	—	143,806	—
Proceeds from exercise of stock options	459	6,975	159
Borrowings from revolving credit facility	5,000	9,000	19,896
Payments on revolving credit facility	—	(1,306)	—
Borrowings from secured borrowing facility	—	—	217,382
Repayments on secured borrowing facility	—	—	(217,982)
Cash provided by financing activities	3,176	181,823	19,455
Effect of currency translation on cash and cash equivalents	(1,993)	(985)	(103)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,959)	(26,393)	32,102
Cash, cash and cash equivalents and restricted cash at beginning of year	79,733	106,126	74,024
Cash, cash and cash equivalents and restricted cash at end of year	$55,774	$79,733	$106,126
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s portfolio of iconic, globally-loved brands includes BuzzFeed, Tasty, HuffPost, BuzzFeed News, and Complex Networks. BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
On December 3, 2021 (the “Closing Date”), the Company consummated the business combinations in connection with (i) that certain Agreement and Plan of Merger, dated June 24, 2021 (as amended, the “Merger Agreement”), by and among 890 5th Avenue Partners, Inc. (“890”), certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed”); and (ii) the Membership Interest Purchase Agreement, dated as of March 27, 2021 (as amended, the “C Acquisition Purchase Agreement”), by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc., pursuant to which the Company acquired 100% of the membership interests of CM Partners, LLC (the “C Acquisition”). CM Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” The transactions contemplated by the Merger Agreement, including the acquisition of Complex Networks, are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination, 890 was renamed “BuzzFeed, Inc.”
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
In addition, concurrently with the closing of the Business Combination, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) pursuant to subscription agreements entered into in connection with the Merger Agreement.
Liquidity
As a digital media company, the Company is subject to certain inherent risks and uncertainties associated with the development of its business. To date, substantially all of the Company’s efforts have been devoted to the growth of its owned and operated properties and portfolio of brands. This includes the Company’s proprietary technology infrastructure, advertising solutions, content creation tools, and more. The Company has invested in the recruitment of key management, technical staff, and have acquired certain businesses. These investments have historically been funded by raising outside capital, and as a result of these efforts, the Company has generally incurred significant losses and used net cash outflows from operations since inception and it may continue to incur such losses and use net cash outflows for the foreseeable future until such time it reaches scale of profitability without needing to rely on funding from outside capital to sustain its operations.
In order to execute its growth strategy, the Company has historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”). The Company may continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance it will be able to achieve such profitability or do so in a manner that does not necessitate its continued reliance on outside capital.
As of the date the consolidated financial statements were issued (the “issuance date”), the presence of the following risks and uncertainties associated with the Company’s financial condition may adversely affect our ability to sustain its operations over the next twelve months beyond the issuance date.

•Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and portfolio of brands. During the year ended December 31, 2022, the Company incurred a net loss of $201.3 million and used net cash flows in its operations of $7.9 million. Additionally, as of December 31, 2022, the Company had unrestricted cash and cash equivalents of $55.8 million available to fund its operations, $1.0 million available under the Company’s $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”) (see Note 9 herein for additional details), and an accumulated deficit of $523.1 million.
•The Company expects to continue to be impacted by the challenging United States (“U.S.”) and global macroeconomic environment, which could adversely impact its ability to sustain revenue growth consistent with the past, or at all, over the next twelve months beyond the issuance date.
•The Company continues to be affected by its ongoing efforts to integrate Complex Networks and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize in anticipated benefits and synergies over the next twelve months beyond the issuance date.
•The Company is required to remain in compliance with certain covenants required by the Revolving Credit Facility (refer to Note 9 herein for additional details) which, among others, requires it to maintain a minimum of $25.0 million of unrestricted cash at all times and limits, under prescribed circumstances, its ability to incur additional indebtedness, pay dividends, hold unpermitted investments or make material changes to the business. While the Company was in compliance with the financial covenants under the Revolving Credit Facility as of December 31, 2022, and it expect to remain in compliance throughout twelve months beyond the issuance date, the Company may be unable to remain in compliance with one or more of these covenants if it is unable to generate net cash inflows from operations or, if necessary, secure additional outside capital. In the event the Company is unable to remain in compliance with one or more of the aforementioned covenants, and it is unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
Due to the risks and uncertainties described above, the Company continues to carefully evaluate its liquidity position. The Company recognizes the significant challenge of maintaining sufficient liquidity to sustain its operations or remain in compliance with one or more of the covenants required by the Revolving Credit Facility, for the next twelve months beyond the issuance date. However, notwithstanding its liquidity position as of the issuance date, and while it is difficult to predict its future liquidity requirements with certainty, the Company currently expects it will be able to generate sufficient liquidity to fund its operations over the next twelve months beyond the issuance date.
In response to the risks and uncertainties described above, the Company may plan to secure additional outside capital over the next twelve months beyond the issuance date. While the Company has historically been successful in its ability to secure outside capital, as of the issuance date, the Company had no firm commitments of additional outside capital. The Company can provide no assurance it will be able to continue to secure outside capital in the future or do so on terms that are acceptable to us. Furthermore, the Company also plans to continue to closely monitor its cash flow forecast and, if necessary, it will implement certain incremental cost savings to preserve its liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 (refer to Note 14 herein for additional details) or through the reduction of its real estate footprint. While the Company currently expects it will be able to generate sufficient liquidity to fund its operations for the next twelve months beyond the issuance date, it can provide no assurance it will successfully generate such liquidity, or if necessary, secure additional outside capital or implement incremental cost savings.
COVID-19
In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty and significantly impacted our business and results of operations.
The Company believes that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which the Company believes contributed to the rapid growth we experienced in our commerce revenue for fiscal 2020. However, the growth of our commerce revenue has decelerated during 2021 and continued to decelerate in 2022 as shelter-in-place orders were lifted, consumers returned to shopping in stores, and retailers struggled with supply chain disruptions and labor. While the impact of COVID-19 significantly impacted our business and results of operations, the extent of the impact has generally decreased. However, the Company continues to monitor the status and respond to the effects of the COVID-19 pandemic and its impact on our business. Future developments regarding COVID-19 continue to be uncertain and difficult to predict. There can be no assurances that future impacts related to COVID-19, including new variants or other global pandemics, will not adversely impact our business, results of operations, financial condition and cash flows in future periods.
2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of BuzzFeed, Inc., and its wholly-owned and majority-owned subsidiaries. The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S (“GAAP). All intercompany balances and transactions have been eliminated in consolidation. Certain prior year figures have been reclassified to conform to current period presentation.
The Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.
In August 2015, the Company signed a Joint Venture Agreement (“JVA”) with Yahoo Japan to establish and develop operations in Japan. BuzzFeed Japan will carry out the core BuzzFeed business in the Japanese language for the Japanese market. During the year ended December 31, 2022, Yahoo Japan transferred its interests in BuzzFeed Japan to other third parties. BuzzFeed Japan is a joint venture owned 51% by the Company, through its wholly-owned subsidiaries, BuzzFeed UK Limited, and The Huffington Post Holdings LLC and 24.5% by Asahi Shimbun Company, 21.5% by Asahi Broadcasting Group Holdings Corporation, and 3.0% by ValueCommerce Co. Ltd. BuzzFeed Japan is included as a consolidated subsidiary in the consolidated financial statements.
During 2022 and 2021 the Company established several production companies created solely for the purpose of producing a single film each, which are considered VIEs. The Company is the primary beneficiary of each production company as it has the ability to direct the activities that most significantly impact the economic performance of the entities, the obligation to absorb losses, and the right to receive benefits from the entities. As a result, the production companies are included as consolidated subsidiaries in the consolidated financial statements.
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
Fair Value Measurements
The fair value framework under the applicable authoritative guidance requires the categorization of assets and liabilities into three levels:
•Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities
•Level 2 — inputs are observable, either directly or indirectly, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•Level 3 — inputs are generally unobservable inputs and typically reflect management’s best estimate of assumptions that market participants would use in pricing the asset or liability.
The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, deferred rent, deferred revenue, other current liabilities, and borrowings on the Revolving Credit Facility approximate fair value. Money market funds are categorized as Level 1.
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
The Company classifies all cash whose use is limited by contractual provisions as restricted cash. In the first quarter of 2021, letters of credit totaling $15.5 million were issued under the Revolving Credit Facility, which reduced the remaining borrowing capacity by the same amount. These letters of credit were used in favor of our landlords, relieving us of the requirement to maintain $15.5 million of cash as collateral.
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
The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2022	2021	2020
Balance as of January 1,	$1,094	$1,387	$1,122
Additions	2,582	703	1,208
Write-offs, net of recoveries	(1,797)	(996)	(943)
Balance as of December 31,	$1,879	$1,094	$1,387
As of December 31, 2022, the Company had three customers that represented 16%, 13%, and 10% of net accounts receivable. As of December 31, 2021, the Company had one customer that represented 11% of net accounts receivable. The Company had two customers that represented 11% and 11% of total revenue for the year ended December 31, 2022, two customers that represented 13% and 12% of total revenue for the year ended December 31, 2021, and two customers that represented 13% and 10% of total revenue for the year ended December 31, 2020.

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

	December 31, 2022	December 31, 2021
Individual Monetization:
Feature films in production	$—	$3,690
Total	$—	$3,690
The Company amortized film costs of $8.4 million and $7.1 million associated with individually monetized feature films during the year ended December 31, 2022 and 2021, respectively. No amortization of film costs was recorded during the years ended December 31, 2020. Film cost amortization is included in Cost of revenue, excluding depreciation and amortization in the consolidated statements of operations.
Film costs are stated at the lower of amortized cost or estimated fair value and are reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the years ended December 31, 2022, 2021 or 2020, the Company recorded no impairment charges related to film costs.
Production tax incentives reduced capitalized film costs by $1.5 million and $1.6 million as of December 31, 2022 and 2021, respectively. The Company has receivables related to our production tax credits of $3.0 million as of December 31, 2022, which are reflected in Prepaid and other current assets in our consolidated balance sheet.
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
Capitalized Software Costs
The Company capitalizes certain costs incurred for development of websites or software for internal use. The Company capitalizes development costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs include payroll and payroll-related costs of employees directly associated with the development activities. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements, generally one to three years. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred.
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
As of December 31, 2022 and 2021, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in Prepaid and other assets on the consolidated balance sheets, was $3.6 million and $2.3 million as of December 31, 2022 and 2021, respectively. The Company concluded that the fair value of the investment increased $1.3 million during the year ended December 31, 2022 as the result of observable price changes in orderly transactions for a similar investment in the same issuer.
Evaluation of Long-Lived Assets and Impairment
The Company reviews its property and equipment and capitalized software costs for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Refer to Notes 6, 15, and 21 herein for additional details with respect to an impairment charge the Company recorded during the year ended December 31, 2022 regarding certain long-lived assets. There was no impairment of long-lived assets for the years ended December 31, 2021 or 2020.
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
Content
The Company generates revenue from creating content, including promotional content, customer advertising, feature films and content licensing. The Company’s performance obligations consist of Company-created content for use by its customers or the delivery of a promised number of actions related to the content (impressions or views). The revenue is recognized when the content, or the related action, is delivered.
Commerce and other
The Company participates in multiple marketplace arrangements with third parties such as Amazon whereby the Company provides affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, the Company receives a commission fee for that sale from the third parties. The revenue is recognized when a successful sale is made and the commission is earned. Additionally, the Company generates other revenues from the production of live and virtual events such as ComplexCon and ComplexLand. The Company recognizes revenue related to such events in the period in which the event occurred, as and when the services are delivered.
Cost of Revenue
Cost of revenue consists primarily of compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms, as well as amounts due to third party websites and platforms to fulfill customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of revenue.
Sales and Marketing
Sales and marketing expenses consist primarily of compensation-related expenses for sales employees. In addition, marketing and sales-related expenses include advertising costs and market research.
General and Administrative
General and administrative expenses consist primarily of compensation-related expenses for corporate employees. Also, it consists of expenses for facilities, professional services fees, insurance costs, and other general overhead costs.
Research and Development
Research and development expenses consist primarily of compensation-related expenses incurred for the development of, enhancements to, and maintenance of the Company’s website, technology platforms and infrastructure. Research and development expenses that do not meet the criteria for capitalization are expensed as incurred. Certain development expenses are capitalized under the provisions of the applicable authoritative guidance, whereby the Company capitalizes costs associated with website and internal-use software systems that have reached the application development stage.
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
The Company made a policy election to treat the income tax with respect to the global intangible low taxed income (“GILTI”) as a period expense when incurred.
Stock-Based Compensation
Stock-based compensation is recognized as an expense in the consolidated financial statements and is measured at the fair value of the award. The Company recognizes compensation expense for stock awards based on grant date fair value using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur.
The Company adopted Accounting Standards Update (“ASU”) 2018-07, Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2020. Prior to January 1, 2020, the Company calculated the fair value of awards to non-employees on the date of grant in the same manner as employee stock-based awards, however, the unvested portion of the awards were revalued at the end of each reporting period and the pro-rata compensation expense was adjusted accordingly until such time the non-employee award was fully vested. The adoption of this ASU did not have material impact on the consolidated financial statements and there was no adjustment to beginning accumulated deficit on January 1, 2020.
The following table summarizes stock-based compensation cost included in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue, excluding depreciation and amortization	$3,895	$2,788	$109
Sales and marketing	3,058	4,829	60
General and administrative	10,759	15,052	977
Research and development	3,893	896	43
	$21,605	$23,565	$1,189
The Company recognized no income tax benefit in the consolidated statements of operations for stock-based compensation arrangements in 2022, 2021 or 2020.
Comprehensive (Loss) Income
Comprehensive (loss) income includes certain changes in stockholders’ equity that are excluded from net (loss) income such as cumulative foreign currency translation adjustments, comprehensive income attributed to the redeemable noncontrolling interest, comprehensive (loss) income attributable to noncontrolling interests, and foreign currency translation adjustment attributable to noncontrolling interests.
Foreign Currency
The functional currency of our foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses during the year. Translation gains and losses are recorded in accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange (loss) gain within other (expense) income, net in the consolidated statements of operations. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Recently Adopted Accounting Pronouncements
The Company, an emerging growth company, or EGC, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires leased assets and lease liabilities to be recognized on the balance sheet. On January 1, 2022, the Company adopted ASC 842 using the modified retrospective method. Prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under ASC 840. The Company elected to use the package of practical expedients permitted under the transition guidance. Accordingly, the Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) any initial direct costs for any existing leases. The Company elected to use the practical expedient to combine lease and non-lease components for all classes of assets. Additionally, the Company elected not to record on the balance sheet leases with a term of twelve months or less. Upon adoption, the Company recorded right of use assets of $77.8 million and lease liabilities of $96.0 million. The adoption of ASC 842 did not result in a material impact to the consolidated statements of operations or cash flows. Refer to Note 15 herein for additional details regarding the adoption of ASC 842 and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including (i) information about the nature of the transactions and the related accounting policy used to account for the transactions, (ii) the line items on the balance sheet and income statement that are affected by the transactions and the amounts applicable to each financial statement line item, and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The Company adopted ASU 2021-10 prospectively as of, and for the year ended, December 31, 2022. The adoption of ASU 2021-10 did not have a material impact to the Company’s consolidated financial statements. See above in Note 2 for information related to production tax incentives. The impacts of other government assistance programs were not material.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for the Company for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of ASU 2019-12 did not have a material impact to the Company’s consolidated financial statements or related disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts, at fair value on the acquisition date. As permitted by the ASU, the Company elected to early adopt the amendments in the fourth quarter of 2021 and retrospectively applied ASU 2021-08 to its acquisitions that occurred in 2021. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with Subtopic 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in Subtopic 815-40 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share (EPS) calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Early adoption is permitted for all entities for fiscal periods beginning after December 15, 2020, including interim periods within the same fiscal year. The ASU allows entities to use a modified or full retrospective transition method. The Company elected to early adopt ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other (Topic 350): Internal-Use Software (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim reporting periods beginning after December 15, 2021. The Company adopted ASU 2018-15 prospectively for the Company’s annual reporting period effective January 1, 2021 and for interim reporting periods beginning on January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact to its consolidated financial statements.
3. Acquisitions and Dispositions
C Acquisition
On December 3, 2021, the Company completed the acquisition of 100% of the members’ interests of Complex Networks, a publisher of online media content targeting Millennial and Gen Z consumers, pursuant to the C Acquisition Purchase Agreement (i.e., the C Acquisition).
The following table summarizes the fair value of consideration exchanged as a result of the C Acquisition:

Cash consideration(1)	$197,966
Share consideration(2)	96,200
Total consideration	$294,166
_____________________________
(1) — Includes the cash purchase price of $200.0 million adjusted for certain closing specified liabilities as specified in the C Acquisition Purchase Agreement.
(2) — Represents 10,000,000 shares of our Class A common stock at a price of $9.62 per share, which is based on the closing stock price of our Class A common stock on the Closing Date.
The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed from the C Acquisition. During the year ended December 31, 2022, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected during the year ended December 31,

2022, which is the period in which the adjustments occurred. The adjustments resulted from new information obtained about facts and circumstances that existed as of the acquisition date.

	Preliminary	Measurement Period Adjustments	Final
Cash	$2,881	$—	$2,881
Accounts receivable	22,581	11	22,592
Prepaid and other current assets	17,827	281	18,108
Property and equipment	332	(15)	317
Intangible assets	119,100	—	119,100
Goodwill	189,391	(909)	188,482
Accounts payable	(2,661)	—	(2,661)
Accrued expenses	(12,319)	(803)	(13,122)
Accrued compensation	(12,867)	349	(12,518)
Deferred revenue	(5,855)	(48)	(5,903)
Deferred tax liabilities	(22,776)	1,134	(21,642)
Other liabilities	(1,468)	—	(1,468)
Total consideration for Complex Networks	$294,166	—	$294,166
The table below indicates the estimated fair value of each of the identifiable intangible assets:

	Asset Fair Value	Weighted Average Useful Life (Years)
Trademarks & tradenames	97,000	15
Customer relationships	17,000	4
Developed technology	5,100	3
The fair values of the intangible assets were estimated using Level 3 inputs. The fair value of trademarks and trade names was determined using the relief from royalty method, the fair value of customer relationships was determined using the multi-period excess earnings approach, and the fair value of acquired technology was determined using the replacement cost approach. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired resulted in $188.5 million of goodwill, which is primarily attributed to workforce and synergies, and is not deductible for tax purposes.
The C Acquisition contributed $18.5 million of revenue and $1.2 million of net income for the year ended December 31, 2021.
Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the C Acquisition occurred on January 1, 2020. The information is based on the historical results of operations of Complex Networks, adjusted for:
1.The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired;
2.Impacts of issuance of the Notes to partially fund the acquisition, including interest;
3.The movement and allocation of all acquisition-related costs incurred during the twelve months ended December 31, 2021 to the twelve months ended December 31, 2020;
4.Associated tax-related impacts of adjustments; and
5.Changes to align accounting policies.

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

	Year Ended December 31,
	2021	2020
Revenue	$510,714	$439,399
Net loss	$(6,703)	$(3,827)
Acquisition of HuffPost and Verizon Investment
On February 16, 2021, the Company completed the acquisition of 100% of TheHuffingtonPost.com, Inc. (“HuffPost”) (the “HuffPost Acquisition”), a publisher of online news and media content, from entities controlled by Verizon Communications Inc. (“Verizon”). The Company issued 6,478,032 shares of our non-voting Class C common stock to an entity controlled by Verizon, of which 2,639,322 were in exchange for the acquisition of HuffPost and 3,838,710 were in exchange for a concurrent $35.0 million cash investment in the Company by Verizon, which was accounted for as a separate transaction.
The following table summarizes the fair value of consideration exchanged as a result of the HuffPost Acquisition:

Fair value of common stock issued(1)	$24,064
Working capital adjustments	$(490)
Total consideration	$23,574
_____________________________
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

	Preliminary	Measurement Period Adjustments	Final
Cash and cash equivalents	$5,513	$—	5,513
Accounts receivable	3,383	—	3,383
Prepaid and other current assets	611	—	611
Deferred tax assets	116	15	131
Property and equipment	620	—	620
Intangible assets	19,500	—	19,500
Goodwill	5,927	(437)	5,490
Accounts payable	(1,410)	—	(1,410)
Accrued expenses	(4,249)	—	(4,249)
Deferred tax liabilities	(4,251)	422	(3,829)
Other liabilities	(63)	—	(63)
Noncontrolling interests	(2,123)	—	(2,123)
Total consideration for HuffPost	$23,574	$—	$23,574

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
Disposition of BuzzFeed Brazil
In October 2020, the Company completed the sale of 100% ownership of BuzzFeed do Brasil Internet Ltda. (“BuzzFeed Brazil”) for nominal consideration and recognized a loss on disposition of $0.7 million. BuzzFeed Brazil had no impact on the Company’s net loss for the year ended December 31, 2021.
Goodwill Impairment
During the fourth quarter of 2022, the Company experienced a sustained decline in share price that pushed its market capitalization below the carrying value of its stockholders’ equity. The Company concluded the sustained decline in share price was a triggering event and proceeded with a quantitative goodwill impairment assessment. The quantitative impairment assessment was performed as of December 31, 2022, utilizing an equal weighting of the income and market approaches. Under the income approach, the fair value of the Company’s single reporting unit was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the Company’s single reporting unit under the income approach. Key assumptions used in the discounted cash flow analysis include, but are not limited to, a discount rate of approximately 20% to account for any risk in achieving the forecast, an average annual revenue growth rate of approximately 9%, and a terminal growth rate for cash flows of 2.5%. The adjusted market capitalization method was calculated by multiplying the average share price of the Company’s common stock for the average between (i) the singular day of December 30, 2022, (ii) seven days prior to the measurement date, and (iii) 30 days prior to the measurement date, by the number of outstanding common shares and adding a control premium that reflects a premium a hypothetical buyer might pay, estimated using historical transactions during 2021 and 2022. The results of the quantitative impairment assessment performed indicated the fair value of the reporting unit was less than the carrying value and as such the Company recorded a non-cash goodwill impairment expense of $102.3 million.
A number of significant assumptions and estimates are involved in the income and market approaches. The income approach assumes the future cash flows reflect market expectations. These fair value measurements require significant judgements using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the market approach include determining a control premium. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2022.

4. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31,
	2022	2021	2020
Advertising	$202,830	$205,794	$149,704
Content	165,750	130,200	119,846
Commerce and other	68,094	61,570	51,774
	$436,674	$397,564	$321,324
The following table presents the Company’s revenue disaggregated by geography:

	Year Ended December 31,
	2022	2021	2020
Revenue:
United States	$396,668	$352,280	$292,107
International	40,006	45,284	29,217
Total	$436,674	$397,564	$321,324
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by the type; the substantial majority require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date) or deferred revenue (customer payment is received in advance of performance). In addition, we have determined our contracts generally do not include a significant financing component.
The Company’s contract assets are presented in Prepaid and other current assets on the accompanying consolidated balance sheets and totaled $12.1 million and $13.3 million at December 31, 2022 and 2021, respectively. These amounts relate to revenue recognized during the respective year that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled $8.8 million and $1.7 million at December 31, 2022 and 2021, respectively. The amount of revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $1.1 million.
Transaction Price Allocated to Remaining Performance Obligations
We have certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $0.2 million at December 31, 2022 and is expected to be recognized over the next one year. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts, (ii) variable consideration in the form of sales-based royalties, and (iii) variable consideration allocated entirely to wholly unperformed performance obligations.
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
5. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,154	$—	$—	$1,154
Total	$1,154	$—	$—	$1,154
Liabilities:
Derivative liability	$—	$—	$180	$180
Other non-current liabilities:
Public Warrants	384	—	—	384
Private Warrants	—	11	—	11
Total	$384	$11	$180	$575

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1	—	—	$1
Total	$1	—	—	$1
Liabilities:
Derivative liability	—	—	4,875	4,875
Other non-current liabilities:
Public Warrants	4,792	—	—	4,792
Private Warrants	—	146	—	146
Total	$4,792	$146	$4,875	$9,813
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of December 31, 2022 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive (loss) income.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.04 and $0.50 as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.
The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	December 31, 2022	December 31, 2021
Term (in years)	3.9	4.9
Risk-free rate	4.11%	1.25%
Volatility	76.6%	31.5%
The following table represents the activity of the Level 3 instruments:

Derivative Liability
Balance as of December 31, 2020	—
Issuance of Notes	$31,620
Change in fair value of derivative liability	(26,745)
Balance as of December 31, 2021	$4,875
Change in fair value of derivative liability	(4,695)
Balance as of December 31, 2022	$180
There were no transfers between fair value measurement levels during the year ended December 31, 2022.
6. Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
Leasehold improvements	$50,688	$47,573
Furniture and fixtures	6,069	6,029
Computer equipment	5,629	5,134
Video equipment	792	648
	63,178	$59,384
Less: Accumulated depreciation	(45,404)	(36,332)
	$17,774	$23,052
Depreciation totaled $10.2 million, $8.3 million, and $8.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in depreciation and amortization expense.
Refer to Note 21 herein for information regarding an impairment charge the Company recorded during the year ended December 31, 2022 with respect to leasehold improvements associated with the lease of the Company's former corporate headquarters that was fully subleased during the third quarter of 2022.

7. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	December 31, 2022	December 31, 2021
Website and internal-use software	$75,871	$81,908
Less: Accumulated amortization	(56,612)	(65,354)
	$19,259	$16,554
During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $12.4 million, $11.0 million and $9.8 million respectively, included in Capitalized software costs and amortized $9.7 million, $11.1 million and $9.4 million, respectively, included in depreciation and amortization expense.
8. Goodwill and Intangibles, net
The following table presents the goodwill activities for the periods presented:

Balance as of December 31, 2020	$—
HuffPost Acquisition	5,490
C Acquisition	189,391
Balance as of December 31, 2021	$194,881
C Acquisition Measurement Period Adjustments	(909)
Goodwill Impairment (see Note 3)	(102,340)
Balance as of December 31, 2022	$91,632
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	December 31, 2022				December 31, 2021
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	2 years	$10,600	$5,279	$5,321	$10,600	$1,745	$8,855
Trademarks and Trade Names	14 years	111,000	8,756	102,244	111,000	1,356	109,644
Trademarks and Trade Names	Indefinite	1,368	—	1,368	1,368	—	1,368
Customer Relationships	3 years	17,000	4,604	12,396	17,000	354	16,646
Total		$139,968	$18,639	$121,329	$139,968	$3,455	$136,513
Amortization expense associated with intangible assets for the year ended December 31, 2022 and 2021 was $15.2 million and $3.5 million, respectively, included in Depreciation and amortization expense.

Estimated future amortization expense as of December 31, 2022 is as follows (in thousands):

2023	$15,183
2024	13,438
2025	11,296
2026	7,400
2027	7,400
Thereafter	65,244
$119,961
9. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. There were $15.5 million of standby letters of credit issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination, namely to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (“LIBOR”) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. The Company incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment.
The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenants under such facility as of December 31, 2022.
Borrowings under the Revolving Credit Facility bear interest at the SOFR rate, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (7.67% at December 31, 2022 at the SOFR rate and 4.50% at December 31, 2021 at the LIBOR rate), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.
The Company had outstanding borrowings of $33.5 million and $28.5 million as of December 31, 2022 and 2021, respectively. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2022 and 2021, and the total unused borrowing capacity was $1.0 million and $5.4 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, the Company had $0.4 million and $0.3 million of costs in connection with the issuance of debt included in Prepaid and other assets in the consolidated balance sheet, respectively.
Convertible Notes
In June 2021, the Company entered into subscription agreements in connection with the Merger Agreement with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the Business Combination, the Company issued, and those investors purchased, the Notes. The Notes bear interest at a rate of 8.50% per annum, payable semi-annually, are convertible into approximately 12,000,000 shares of our Class A common stock (or, at the Company’s election, a combination of cash and our Class A common stock), at an initial conversion price of $12.50, and mature on December 3, 2026.
The Company may, at its election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes, the Company will be obligated to pay an amount in cash equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to twelve month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to twelve month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.
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
Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $18.2 million and $1.3 million for the year ended December 31, 2022 and 2021, respectively of which amortization of the debt discount and issuance costs comprised $5.4 million and $0.3 million for the year ended December 31, 2022 and 2021, respectively.
The net carrying amount of the Notes as of December 31, 2022 was:

	December 31, 2022	December 31, 2021
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(31,252)	(36,627)
Net carrying value	$118,748	$113,373
The fair value of the Notes as of December 31, 2022 was approximately $99.8 million. The fair value of the Notes was estimated using Level 3 inputs.
10. Redeemable Noncontrolling Interest
The redeemable noncontrolling interest represents the interests in BuzzFeed Japan which was held by Yahoo Japan, which was puttable to the Company in certain conditions, none of which were previously met, including material breach of the JVA by the Company or the bankruptcy or liquidation of the Company. The redeemable noncontrolling interest was presented outside of the permanent equity on the Company’s consolidated balance sheets, as the put right was outside of the Company’s control. Pursuant to the terms of the original JVA, Yahoo Japan held a 49% interest in BuzzFeed Japan. On May 1, 2021, The HuffingtonPost Japan, Limited, a consolidated subsidiary, merged into BuzzFeed Japan. As a result of the merger, Yahoo Japan’s interest in the combined entity was diluted to 24.5%.

On May 17, 2022, Yahoo Japan transferred its interests in BuzzFeed Japan to other third parties. The agreements with the third parties do not contain any put rights. As such, on May 17, 2022, the Company reclassified the former redeemable noncontrolling interest to nonredeemable noncontrolling interest that is presented within permanent equity on the Company’s consolidated balance sheet, with no adjustment to the prior periods presented.
The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2022	2021	2020
Balance as of January 1,	$2,294	$848	$28
Merger of BuzzFeed Japan and HuffPost Japan	—	510	—
Allocation of net income	164	936	820
Reclassification into permanent equity	$(2,458)	$—	$—
Balance as of December 31,	$—	$2,294	$848
11. Stockholders’ Equity
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of December 31, 2022.
Stock-Based Compensation
Stock Incentive Plans
On June 25, 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”). On October 30, 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan superseded the 2008 Plan and increased the number of Legacy BuzzFeed shares available for grant and issuance to 16,895,765. The 2015 Plan allowed for the grant of incentive and nonqualified stock options, restricted stock units (“RSUs”), and stock appreciation rights to eligible participants.
On October 16, 2018, the 2015 Plan was amended to increase the maximum number of shares of Legacy BuzzFeed common stock available for issuance by 15,700,000. At the time the 2021 Equity Incentive Plan (defined below) became effective, 32,595,765 shares of Legacy BuzzFeed common stock were authorized for issuance under the 2015 Plan. Upon the closing of the Business Combination, all Legacy BuzzFeed stock options outstanding under the 2015 Plan and 2008 Plan, whether vested or unvested, were substituted and converted into options to purchase shares of our Class A common stock granted in accordance with the 2021 Equity Incentive Plan based on the exchange ratio of 0.306. All Legacy BuzzFeed outstanding RSUs under the 2015 Plan and 2008 Plan were substituted and converted into RSUs representing the opportunity to be issued shares of our Class A common stock granted in accordance with the 2021 Equity Incentive Plan based on the exchange ratio of 0.306. No additional awards were, or will be, granted under the 2015 Plan following the effectiveness of the 2021 Equity Incentive Plan.
On December 2, 2021, prior to, and effective as of, the closing of the Business Combination, the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) was adopted by the 890 board and approved by the 890 stockholders. The 2021 Equity Incentive Plan allows the Company to grant awards of stock options, restricted stock awards, stock appreciation rights (SARs), RSUs, cash awards, performance awards, and stock bonus awards to officers, employees, directors and consultants. A total of 31,206,550 shares of our Class A common stock were reserved for issuance under the 2021 Equity Incentive Plan as of its effective date. The number of shares reserved for issuance under the Equity Incentive Plan will increase automatically on January 1 of each year from 2022 through 2031 by a number of shares equal to 5% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by the board of directors or its compensation committee. As such, an additional 6,744,758 shares of our Class A common stock became issuable from the automatic increase as of January 1, 2022 and 6,977,162 shares of our Class A common stock became issuable as of January 1, 2023.
Stock Options
A summary of the stock option activity under the Company's equity incentive plans is presented below:

	Number of Shares(1)	Weighted Average Exercise Price(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2021	4,560	$6.29	3.07	$2,670
Granted	2,365	4.78
Exercised	(412)	0.96
Forfeited	(360)	5.79
Expired	(2,177)	5.92
Balance as of December 31, 2022	3,976	$6.20	3.80	$—
Expected to vest at December 31, 2022	3,976	$6.20	3.80	$—
Exercisable at December 31, 2022	3,275	$6.34	2.70	$—
Options are generally granted for a term of ten years from the date of grant. Options granted under the plans may be exercised prior to vesting. Stock options generally vest over four years based on service.
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following range of assumptions:

	2022	2021	2020
Exercise price	$1.17 – $5.31	$8.99 –$9.25	$7.48 – $8.33
Expected dividend yield	0%	0%	0%
Expected volatility	48% –93%	45% – 48%	41% –46%
Expected term (years)	1.00– 6.20	5.00 – 6.07	5.55 – 6.07
Risk free interest rate	1.86% – 3.95%	0.80% – 1.04%	0.26% – 1.17%
The Company uses the simplified method in accordance with the applicable authoritative guidance to estimate the expected term of the option, due to the limited historical experience to date. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company’s common stock has not been publicly traded for a sufficient time period, the expected volatility is based on expected volatilities of similar companies that have a history of being publicly traded. No dividends have been assumed.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. For a graded vesting award with both a service and a performance condition, the Company records stock-based compensation expense on a straight-line basis over the vesting period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. As of December 31, 2022, the total share-based compensation costs not yet recognized related to unvested stock options was $1.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.3 years. The weighted average fair value of stock options granted during December 31, 2022, 2021 and 2020 was $1.64, $1.23, and $1.03 respectively. The intrinsic value of stock options exercised was $1.1 million, $13.8 million, and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units
A summary of RSU activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2021	5,235	$8.88
Granted	8,125	3.12
Vested	(4,617)	8.21
Forfeited	(1,248)	5.65
Outstanding as of December 31, 2022	7,495	$3.59
As of December 31, 2022, there were approximately $15.0 million of unrecognized compensation costs related to RSUs.
The liquidity condition for 2.4 million of the restricted stock units (“Liquidity 1 RSUs”) was satisfied upon the occurrence of a sale transaction (an “Acquisition”) or the completion of an initial public offering. The Business Combination did not result in the satisfaction of this liquidity condition, as it did not meet the definition of an Acquisition per the award agreements. However, on May 12, 2022, the board of directors waived this liquidity condition, permitting the Liquidity 1 RSUs to vest (based on service). As a result, the Company recognized a cumulative catch-up adjustment of $8.2 million, of which $2.3 million was reflected in cost of revenue, excluding depreciation and amortization, $1.0 million was reflected in sales and marketing, $1.9 million was reflected in general and administrative, and $3.0 million was reflected in research and development, in each case, within the consolidated statement of operations for the year ended December 31, 2022.
Escrowed Shares
In connection with the closing of Business Combination, the Company’s Chief Executive Officer and Founder, Jonah Peretti, Jonah Peretti, LLC, NBCUniversal Media, LLC (“NBCU”), and PNC Bank National Association, entered into an amended and restated escrow agreement (the “Escrow Agreement”). The Escrow Agreement provides for, among other things, the escrow of 1,200,000 shares of our Class A common stock or our Class B common stock (the “Escrowed Shares”) exchangeable by Jonah Peretti, LLC in connection with the Business Combination. Pursuant to the Escrow Agreement, in the event the Transfer Date SPAC Share Price (as defined in the Escrow Agreement) is less than $12.50 per share on the Transfer Date (as defined in the Escrow Agreement), Jonah Peretti, LLC, and NBCU will instruct the escrow agent to transfer (1) to NBCU a number of Escrowed Shares equal to the Make Whole Shares (as defined in the Escrow Agreement) and (2) to Mr. Peretti, the remainder of the Escrowed Shares, if any. If the Transfer Date SPAC Share Price is equal to or greater than $12.50 on the Transfer Date, Jonah Peretti, LLC, and NBCU will instruct the escrow agent to transfer all of the Escrowed Shares to Mr. Peretti.
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
12. Net Loss Per Share
Net loss per share is computed using the two-class method. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, the exercise of any warrants, including the Public and Private Warrants, the conversion of any convertible debt, including the Notes, and the conversion of any convertible preferred stock, in each case only in the periods in which such effect would have been dilutive.
Undistributed earnings were allocated to convertible preferred stock and shares of Class A common stock, Class B common stock, and Class C common stock based on the contractual participation rights of each as if earnings for the year had been distributed. Holders of convertible preferred stock were entitled to noncumulative annual dividends at a rate of

8% of the applicable original issue price when, as and if declared by the Company’s board of directors and prior to and in preference of payment of dividends on the Company’s common stock. Thereafter, dividends would have been distributed among holders of Class A common stock, Class B common stock and convertible preferred stock on a proportionate basis, based on the number of shares of common stock that would be held by each holder if all shares of convertible preferred stock were converted to Class B common stock at the then effective conversion rate.
For the years ended December 31, 2022, 2021, and 2020, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.
The table below presents the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(201,326)	$25,876	$11,156
Net income attributable to the redeemable noncontrolling interest	164	936	820
Net (loss) income attributable to noncontrolling interests	(533)	228
Allocation of undistributed earnings to convertible preferred stock	—	24,712	10,336
Net loss attributable to holders of Class A, Class B, and Class C common stock for basic net loss per share	$(200,957)	$—	$—
Add: interest on Notes	—	1,317	—
Deduct: change in fair value of derivative liability	—	(26,745)	—
Reallocation of undistributed earnings to convertible preferred stock	—	24,712	—
Net loss attributable to holders of Class A, Class B, and Class C common stock for diluted net loss per share	$(200,957)	$(716)	$—
Denominator:
Weighted average common shares outstanding, basic	138,148	27,048	11,942
Impact of assumed conversion of Notes	—	953	—
Weighted average common shares outstanding, diluted	138,148	28,001	11,942

Net loss per common share, basic	$(1.45)	$0.00	$—
Net loss per common share, diluted	$(1.45)	$(0.03)	$—
The table below presents the details of securities that were excluded from the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	2022	2021	2020
Stock options	3,976	4,560	9,831
Restricted stock units	7,495	2,779	—
Warrants	9,876	9,876	—
Convertible preferred stock	—	0	94,360
Additionally, the calculation of diluted net loss per share excluded 2.4 million and 2.5 million restricted stock units at December 31, 2021 and 2020, respectively, for which the related liquidity condition had not been met.

13. Income Taxes
The domestic and foreign components of (loss) income before provision for income taxes were as follows:

	2022	2021	2020
Domestic	$(193,237)	$(301)	$12,837
Foreign	(6,063)	(227)	(740)
Total (loss) income before income taxes	$(199,300)	$(528)	$12,097
The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current (benefit) / provision
Federal	$2	$(16)	$(16)
State	77	112	188
Foreign	2,756	1,666	657
Total current (benefit) / provision	$2,835	$1,762	$829
Deferred (benefit) / provision
Federal	$1,103	$(23,020)	$7
State	(850)	(2,682)	4
Foreign	(1,062)	(2,464)	101
Total deferred (benefit) / provision	$(809)	$(28,166)	$112
Total (benefit) / provision
Federal	$1,105	$(23,036)	$(9)
State	(773)	(2,570)	192
Foreign	1,694	(798)	758
Total (benefit) / provision	$2,026	$(26,404)	$941

A reconciliation of the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax (benefit) provision at the U.S. federal statutory rate	$(41,853)	$(111)	$2,540
State income taxes	(1,732)	(519)	323
Permanent differences	380	292	(53)
Change in valuation allowance	19,660	(18,572)	(3,720)
Effect of foreign operations	(147)	(825)	325
Stock-based compensation	4,205	(838)	198
Transaction costs	—	1,262	—
Section 162(m)	493	—	—
Derivative and warrant liabilities	(1,940)	(6,612)	—
U.S. GILTI inclusion	139	—	—
Goodwill impairment	21,945	—	—
Effect of change in tax rates	(1,253)	(835)	(253)
Sale of foreign subsidiary	—	—	1,323
Research & development tax credits	—	(501)	(253)
Foreign currency translation & transactions	560	254	144
Prior period adjustments	—	—	230
Other	1,569	601	137
Total provision (benefit) for income taxes	$2,026	$(26,404)	$941
For the years ended December 31, 2022, 2021 and 2020, the Company’s effective tax rate was (1.0)%, 5,000.8% and 7.8% respectively. For the year ended December 31, 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily related to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis and the impairment of non-deductible goodwill for which no tax benefit was provided. For the year ended December 31, 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to the partial release of the Company’s U.S. valuation allowance as a result of certain business combinations consummated during 2021. The Company recorded excess deferred tax liabilities related to the business combinations which provided a source of future taxable income to support partial realization of the Company’s pre-existing deferred tax assets. The income tax benefit related to the change in valuation allowance was offset by an income tax provision for foreign taxes. For the year ended December 31, 2020, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
In August 2022, the Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted. This new legislation includes the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The income tax provisions of the IRA and the CHIPS Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act included several measures to assist companies including temporary changes to income and non-income based tax laws. Several significant tax-related provisions of the CARES Act included: (1) allowing federal net operating loss (“NOL”) carryforwards originating in 2018, 2019 or 2020 to be carried back to the prior five tax years; (2) eliminating the 80% taxable income limitation by allowing corporate entities to fully utilize federal NOL carryforwards to offset taxable income in 2018, 2019 or 2020; (3) increasing the net interest expense deduction limitation to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years; (4) allowing taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years; and (5) allowing companies to deduct more of their cash charitable contributions paid during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. The income tax provisions of the CARES Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.
Significant components of deferred tax assets and liabilities as of were as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$99,315	$93,592
Accruals	2,295	3,503
Stock-based compensation	2,834	6,380
Bad debt	351	241
Deferred rent	—	4,167
Interest expense	5,509	735
Lease liabilities	20,022	—
Section 174 capitalized R&D costs	9,826	—
Capitalized production expenses	2,384	—
Other	99	691
Total deferred tax asset	$142,635	$109,309
Valuation allowance	(86,515)	(66,848)
Net deferred tax asset	$56,120	$42,461

Deferred tax liabilities
Deferred state income tax	(2,178)	(1,596)
Operating lease, right-of-use asset	(16,078)	—
Depreciation and amortization	(1,529)	(1,905)
Intangible assets	(33,131)	(37,352)
Total deferred tax liability	$(52,916)	$(40,853)
Net deferred tax asset (liability)	$3,204	$1,608
Net deferred tax assets are included within Prepaid and other assets and net deferred tax liabilities are included within Other liabilities on the Company’s consolidated balance sheets.
In assessing the realizability of its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the weight of available evidence, the Company concluded it is more likely than not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance on its U.S. deferred tax assets. In addition, the Company maintains a valuation allowance against certain deferred tax assets in the United Kingdom (the “U.K.”), Spain, Japan and Canada. The Company’s valuation allowance increased by approximately $19.7 million in 2022.
As of December 31, 2022, the Company has U.S. federal and state NOLs of approximately $337.4 million and $11.8 million, respectively. Of the $337.4 million of U.S. federal NOLs, $202.2 million expire in tax year beginning 2030 through 2037 if not utilized and $135.2 million that have an indefinite lived carryforward period. The $11.8 million of state NOLs will expire in tax years beginning in 2025 to 2042 if not utilized. As of December 31, 2022, the Company has foreign NOL carryforwards of $2.5 million in Canada expiring in 2041 through 2042, $4.2 million in Japan expiring in 2026 through 2032, and $1.4 million in Spain and $24.4 million in the U.K., both with indefinite carryforward periods. Utilization of NOLs and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in current income tax regulations.
As of December 31, 2022, the Company has deferred interest expense carryforwards under IRC Section 163(j) of $24.1 million which may be carried forward indefinitely but only available to offset 30% of tax adjusted earnings before interest and taxes (EBIT). In addition, the Company had federal research and development tax credits of approximately $7.5 million, which expire in the tax years beginning in 2032 through 2040, if not utilized.
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
The Company applies the applicable authoritative guidance which prescribes a comprehensive model in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to income tax positions taken on the Company’s tax returns in income tax expense in the consolidated statements of operations. As of December 31, 2022 and 2021, the Company recorded an uncertain tax position of $nil including interest and penalties related to state taxes. As of December 31, 2020, the Company had no uncertain tax positions.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Years
United States	2018
United Kingdom	2021
Japan	2017
Canada	2018
14. Restructuring Costs
On March 22, 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. The Company incurred approximately $1.8 million of restructuring costs related to these actions.
Additionally, on March 22, 2022, as part of a strategic repositioning of BuzzFeed News, the Company shared with NewsGuild, the representative of the BuzzFeed News bargaining unit, a voluntary buyout proposal covering certain desks. That proposal was then negotiated as part of collective bargaining between the BuzzFeed News Union and the Company. The Company incurred approximately $3.5 million of restructuring costs related to these actions.
During the fourth quarter of 2022, the Company’s Board of Directors authorized a reduction in workforce plan, which included a reduction of our global employee headcount by approximately 12%, which resulted in the termination of 172 employees in 2022. The reduction in workforce plan is intended to reduce the Company’s costs in response to a combination of factors, including: (i) challenging macroeconomic conditions; (ii) completing the integration of Complex Networks and eliminating redundancies where they existed; and (iii) an ongoing audience shift to short-form, vertical video, which is still developing from a monetization standpoint. The Company incurred approximately $9.7 million of restructuring costs related to these actions.
As a result, for the year ended December 31, 2022, the Company incurred approximately $15.0 million of aggregate restructuring costs, comprised mainly of severance and related benefit costs. For the year ended December 31, 2022, approximately $8.3 million were included in cost of revenue, excluding depreciation and amortization, $3.2 million were included in sales and marketing, $1.2 million were included in general and administrative, and $2.3 million were included in research and development. As of December 31, 2022, $8.5 million of restructuring costs remain unpaid and are included in Accrued compensation on the consolidated balance sheet. As of March 16, 2023, the majority of these expenses were paid, with the remaining expected to be paid by the end of the first quarter of 2023.
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
15. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2029. The Company accounts for leases under ASC 842 by recording right-of-use assets and liabilities. The right-of-use asset represents the Company’s right to use underlying assets for the lease term and the lease liability represents the Company’s obligation to make lease payments under the lease. The Company determines if an arrangement is, or contains, a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain renewal provisions and other provisions which require the Company to pay taxes, insurance, or maintenance costs.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with Monday.com with respect to substantially all of the Company’s then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, Monday.com will pay a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million. Refer to Note 21 herein for information regarding an impairment charge the Company recorded during the year ended December 31, 2022 with respect to the original lease.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the year ended December 31, 2022:

Year Ended December 31, 2022
Operating lease cost	30,689
Sublease income	(10,428)
Total lease cost	$20,261
All components of total lease cost are recorded within General and administrative expenses within the consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s consolidated balance sheet related to operating leases:

December 31, 2022
Assets
Right-of-use assets	$66,581

Liabilities
Current lease liabilities	23,398
Noncurrent lease liabilities	59,315
Total lease liabilities	$82,713

Other information related to leases was as follows:

Year Ended December 31, 2022
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$34,059
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,192

December 31, 2022
Weighted average remaining lease term (years)	3.4
Weighted average discount rate	13.76%
Maturities of lease liabilities as December 31, 2022 were as follows:

Year	Amount
2023	$32,826
2024	28,201
2025	25,596
2026	13,025
2027	2,687
Thereafter	1,300
Total lease payments	$103,635
Less: imputed interest	(20,922)
Total	$82,713
Sublease receipts to be received in the future under noncancellable subleases as of December 31, 2022 were as follows:

Year	Amount
2023	$15,694
2024	15,538
2025	15,538
2026	4,886
2027	178
Thereafter	—
Total	$51,834

Future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 were as follows:

Year	Amount
2022	33,817
2023	31,910
2024	23,885
2025	21,148
2026	8,441
Thereafter	2,642
Total	$121,843
16. Commitments and Contingencies
Guarantees
In September 2018, at the time of its equity investment in a private company, the Company agreed to guarantee the lease of such company’s premises in New York. In October 2020, the investee renewed its lease agreement, and the Company’s prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of December 31, 2022, the maximum amount of the guarantee was $1.1 million, and no liability was recognized with respect to the guarantee.
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
Two mass arbitrations (the “Arbitrations”) were initiated before the American Arbitration Association on March 15, 2022 against the Company and certain of its executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation by 91 individuals previously employed by Legacy BuzzFeed (the “Claimants”). The Claimants alleged that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the Business Combination, and asserted claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act. The Claimants sought to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.
On April 21, 2022, the BuzzFeed Defendants filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable (the “Delaware Action”). The complaint sought declaratory and injunctive relief. A hearing on the merits of the Delaware Action was held on July 26, 2022. On October 28, 2022, the Court of Chancery granted the Company’s motion to permanently enjoin the Claimants’ arbitration claims.
On January 17, 2023, the Claimants filed amended statements of claim in the Arbitrations against BuzzFeed Media Enterprises, Inc., a wholly-owned subsidiary of the Company, and Continental Stock Transfer & Trust Corporation, the transfer agent for 890 and later the Company. The amended statements of claim likewise allege that the Claimants were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on the first day of trading following the Business Combination. The Claimants allege claims for breach of contract and the covenant of good faith and fair dealing, misrepresentation, and negligence, and seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

Although the outcome of such matters cannot be predicted with certainty and the impact that the final resolution of such matters will ultimately have on the Company’s consolidated financial statements is not known, we do not believe that the resolution of these matters will have a material adverse effect on the Company’s future results of operations or cash flows.
The Company settled or resolved certain legal matters during the fiscal years ended December 31, 2022, 2021 and 2020 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.
17. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance.
The Company has determined that its chief executive officer is its CODM who makes resource allocation decisions and assesses performance based upon financial information at the consolidated level. The Company manages its operations as a single segment for the purpose of assessing and making operating decisions. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
18. Related Party Transactions
In June 2021, in connection with the Merger Agreement, and effective as of the closing of the Business Combination, BuzzFeed entered into a Commercial Agreement with NBCU, a holder of 5% or more of our Class A common stock, pursuant to which, among other things: (1) NBCU continues to be entitled to marketing services on BuzzFeed platforms at certain discounted rates; (2) BuzzFeed provides editorial promotion of at least $1.0 million in marketing value during each year of the term of the Commercial Agreement across BuzzFeed’s digital properties at no cost to NBCU, its affiliates and joint ventures and their respective brands; (3) BuzzFeed provides licensed content to NBCU to be made available on an applicable NBCU entity streaming service under certain exclusivity terms during the remainder of the term of the Commercial Agreement; (4) NBCU is the exclusive sales representative for all BuzzFeed inventory, including HuffPost inventory, on Apple News and BuzzFeed endeavored to spend at least $1.0 million during the first year of the term of the Commercial Agreement to promote any of its commerce initiatives; and (5) BuzzFeed provides 200 million impressions per year of the term of the Commercial Agreement to drive traffic from the BuzzFeed platforms and third-party social media platforms to NBCU news properties. The Commercial Agreement will continue to be in effect until December 3, 2024 (i.e., for a period of three years), unless earlier terminated by either party in accordance with its terms and conditions, or until terminated by BuzzFeed after NBCU realizes $400.0 million or more in value for the NBCU Base Shares (as defined in the Escrow Agreement), which has yet to occur.
The Company also entered into certain partnership agreements with NBCU in 2020, 2021, and 2022.
The Company recognized revenue from NBCU of $5.3 million, $2.9 million and $3.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recognized expenses under contractual obligations from NBCU of $0.7 million, $1.1 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had outstanding receivable balances of $2.2 million and $1.2 million from NBCU as of December 31, 2022 and 2021, respectively. The Company had no outstanding payable balance to NBCU as of December 31, 2022 and owed $0.3 million to NBCU as of December 31, 2021.
The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify each such individual, against any and all expenses incurred by him or her because of his or her status as one of our directors or executive officers, to the fullest extent permitted by Delaware law, our second amended and restated certificate of incorporation, and our restated bylaws.

19. Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
Cash paid for income taxes, net	$2,028	$1,228	$83
Cash paid for interest	15,729	901	1,096
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	298	306	129
Issuance of common stock for HuffPost Acquisition	—	24,064	—
Issuance of common stock for C Acquisition	—	96,200	—
Warrants assumed as part of the Business Combination	—	9,678	—
Accrued reverse recapitalization costs	—	585	—
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statement of cash flows:
Cash and cash equivalents	55,774	79,733	90,626
Restricted cash	—	—	15,500
Total cash and cash equivalents and restricted cash	55,774	79,733	106,126
20. Other (Expense) Income, Net
Other (expense) income, net consisted of the following for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Exchange (loss) gain	$(4,612)	$(1,837)	$1,231
Unrealized gain on investments	1,260	—	500
Other expense	(1,250)	(1,366)	(798)
Other income	1,026	683	914
Loss on disposition of subsidiary	—	(1,234)	(711)
Gain (loss) on disposition of assets	500	(220)	(254)
Total	$(3,076)	$(3,974)	$882

21. Impairment Expense
During the year ended December 31, 2022, the Company subleased its former corporate headquarters to Monday.com. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. In connection with the sublease, the Company afforded the subtenant a four-month rent free period which was the main driver in the cash outflows exceeding cash inflows over the life of the sublease. As such, the Company identified a triggering event for a potential impairment with respect to right-of-use assets and leasehold improvements associated with the subleased property. The Company determined the subleased property represented a separate asset class for the purposes of impairment testing and measurement, and the Company recorded a non-cash impairment charge of $2.2 million, with $1.4 million allocated to the right-of-use asset, and the remaining $0.8 million allocated to leasehold improvements. The fair values were determined based on estimated future discounted cash flows using market participant assumptions.
Additionally, during the year ended December 31, 2022, the Company experienced a sustained decline in share price that pushed its market capitalization below its carrying value. The Company concluded the sustained decline in share price was a triggering event for potential impairment and conducted a quantitative impairment assessment. Based on the quantitative impairment assessment, the Company concluded the fair value of the single reporting unit was less than its carrying value and as such recorded a non-cash impairment charge of $102.3 million. The fair value of the single reporting was determined using an equal weighting of the adjusted market capitalization method (market approach) and the discounted cash flow method (income approach).
22. Subsequent Events
On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced the closure of Silicon Valley Bank (“SVB”). On March 13, 2023, pursuant to a joint statement released by the U.S. Department of the Treasury, the U.S. Federal Reserve, and the FDIC, the U.S. government reassured that all depositors will be fully protected. As of the date the accompanying consolidated financial statements were issued, the Company has transferred substantially all of its cash out of SVB to other financial institutions. The Company does not currently anticipate any disruption to its ongoing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of December 31, 2022, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that the Company did not maintain effective internal control over financial reporting as December 31, 2022 due to the material weaknesses described below.
Material Weaknesses in Internal Control over Financial Reporting.
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on December 3, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. In 2022, management completed its design and implementation assessment of internal control over financial reporting for the consolidated entity and Company post-Business Combination. The design and operation of internal controls over financial reporting for the Company post-Business Combination has required, and will continue to require, significant time and resources from management and other personnel.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our consolidated financial statements as of December 31, 2022, we have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate. In 2022, management did not maintain an effective control environment attributed to the following: (a) a lack of formalized internal control and segregation of duties in the financial statement close process; (b) ineffective upstream processes for gathering critical data to support formalized assessment and review of certain technical accounting matters; and (c) the selection and development of control activities, including information technology (“IT”) general controls.
Remediation Efforts and Status of Material Weakness
During 2022, management implemented remediation plans and enhanced controls within the financial statement close process. However, certain business process controls did not operate at the appropriate level of precision to prevent or detect a material misstatement. Management is in progress of implementing remediation plans to refine control procedures and enhance documentation to ensure controls operate sufficiently. Although management designed remediation plans in 2022 across its IT general control environment, due to resource constraints and lack of sufficient staff with technical expertise, the necessary IT general controls were partially implemented or not executed consistently.
With the oversight of senior management, we have hired additional accounting personnel with technical accounting, financial reporting and public company experience throughout 2022. However, the process for gathering critical information to support certain technical accounting conclusions is manual and time-intensive. Additionally, management did not maintain sufficient evidence of certain technical accounting assessments and reviews.
Management is in progress of implementing remediation plans in 2023 which include: (i) refining control procedures and enhancing documentation to ensure controls operate sufficiently and consistently across the financial statement close process; (ii) enhancing upstream processes to streamline data gathering from key business stakeholders, and formalizing documentation of certain technical accounting assessments and conclusions; and (iii) designing and implementing formalized controls within our IT general control environment.
The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in 2023 and will make the changes we determine to be appropriate.
Changes in Internal Control over Financial Reporting
On December 3, 2021, the Company acquired Complex Networks (refer to Note 3 to the consolidated financial statements for additional details). As of December 31, 2022, we have implemented certain changes in our internal control to remediate the material weaknesses described above, including the integration of policies, processes, people and technology across accounting operations. As a result, internal control activities have been centralized across the BuzzFeed environment. Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The names of our directors and executive officers, their ages as of the date of this Annual Report on Form 10-K and their positions are shown below.

Name	Age	Position
Jonah Peretti	50	Founder, Chief Executive Officer, and Director
Marcela Martin	51	President
Felicia DellaFortuna	39	Chief Financial Officer
Christian Baesler	33	Chief Operating Officer
David Arroyo	54	Chief Legal Officer and Corporate Secretary
Phuong Dao Nguyen	49	Publisher
Joan Amble	69	Director
Janet Rollé	61	Director
Adam Rothstein	51	Director
Angela (Anjula) Acharia	51	Director
Greg Coleman	68	Director
Patrick Kerins	67	Director

Jonah Peretti has served as BuzzFeed’s Chief Executive Officer and a member of our board of directors since December 2021, and was previously Chief Executive Officer and a member of the board of directors of Legacy BuzzFeed since its formation in 2006. Prior to founding BuzzFeed, Mr. Peretti cofounded TheHuffingtonPost.com, Inc., a digital publisher of news, lifestyle and popular culture content, and served in various management roles there from the company’s founding until its sale to AOL Inc. Mr. Peretti holds a B.S. in Environmental Science from University of California, Santa Cruz and a M.S. from the Massachusetts Institute of Technology Media Lab. We believe Mr. Peretti is qualified to serve as a member of our board of directors because of the historical knowledge, operational expertise, and continuity he brings to the company, as well as his industry experience.
Marcela Martin has served as our President since August 2022. Prior to joining BuzzFeed, Ms. Martin was Chief Financial Officer and Treasurer of Squarespace from November 2020 and Senior Vice President and Chief Financial Officer of Booking.com B.V. from January 2019 to October 2020. Previously, she spent three years at National Geographic Partners, LLC as Chief Financial Officer from January 2016 to December 2018 and Chief Administrative Officer from July 2018 to December 2018. Between November 1998 and December 2015, Ms. Martin held positions with Fox International Channels, including Executive Vice President for Finance and Chief Financial Officer from January 2007. In addition, Ms. Martin serves on the board of directors of Cvent, Inc., and Chegg, Inc. Originally from Argentina, Ms. Martin graduated from the University of Morón as a Public Certified Accountant with expertise in accounting and received an MBA from the University of Liverpool.
Felicia DellaFortuna has served as our Chief Financial Officer since the closing of the business combination in December 2021 and was previously Chief Financial Officer of Legacy BuzzFeed from February 2020 until the closing of the business combination. Ms. DellaFortuna previously served as Senior Vice President of Finance of Legacy BuzzFeed from May 2019 to February 2020, as the Vice President of Finance from June 2017 to May 2019, and started at Legacy BuzzFeed serving as the Senior Director of Finance from October 2015 to June 2017. Prior to joining Legacy BuzzFeed, Ms. DellaFortuna served as Senior Director of Finance at Viant Technology Inc., an advertising software company, from 2013 to 2015. Ms. DellaFortuna also served as the Director of Financial Planning and Analysis at XIX Entertainment Limited, an

entertainment content and intellectual rights organization, from 2011 to 2013. Ms. DellaFortuna started her career at Ernst & Young LLP, an accounting firm, where she held several roles in its Assurance and Transaction Advisory Services divisions, including Manager of Transaction Advisory Services, from August 2005 to May 2011. Ms. DellaFortuna holds a B.S. in Accounting from Lehigh University’s College of Business and Economics.
Christian Baesler has served as our Chief Operating Officer since January 2022. Mr. Baesler has also served as Chief Executive Officer of Complex Networks, a wholly-owned subsidiary of BuzzFeed, Inc., since the closing of the business combination in December 2021 and was previously President of Complex Networks from 2018 to December 2021. Mr. Baesler previously held roles as Group Managing Director, President, Vice President, Director, and Trainee at Bauer Media Group from 2008 to 2018. Mr. Baesler holds a B.S. in Business Informatics from Nordakademie.
David Arroyo has served as our Chief Legal Officer and Corporate Secretary since January 2023. Mr. Arroyo previously served as Senior Vice President, Chief Compliance Officer, and Head of Litigation of BuzzFeed from January 2022 to December 2022, and served as Vice President and Associate General Counsel of Legacy BuzzFeed from July 2019 to December 2021. Prior to joining BuzzFeed, Mr. Arroyo was Senior Vice President, Global Head of Compliance at Discovery, Inc. from 2018 to 2019. Previously, he spent 14 years at Scripps Networks Interactive, Inc. as Senior Vice President, Business & Legal Affairs and Chief Ethics & Compliance Officer from 2016 to 2018; Senior Vice President, Legal Affairs and Internal Audit from 2014 to 2016; Senior Vice President, Legal Affairs from 2012 to 2014; Vice President, Legal Affairs from 2007 to 2012; and Director, Legal Affairs from 2004 to 2007. Before joining Scripps Networks, Mr. Arroyo worked at Gibson, Dunn & Crutcher LLP and Kirkland & Ellis LLP and served as a Law Clerk to U.S. District Court Judge James G. Carr. Mr. Arroyo graduated from Duke University with a Bachelor of Arts, Political Science and Public Policy and from the University of Michigan Law School with a Juris Doctor.
Phuong Dao Nguyen has served as our Publisher since the closing of the business combination in December 2021 and previously served as Publisher of Legacy BuzzFeed from 2014 until the closing of the business combination. Prior to joining Legacy BuzzFeed Ms. Nguyen worked at Le Monde Interactif SA (“Le Monde”), the digital subsidiary of the Le Monde newspaper in France, from 2001 to 2008. Ms. Nguyen served as the subsidiary’s Chief Executive Officer during her last 2.5 years at Le Monde. She has held technical and product positions at several other digital companies including a Dow Jones venture from 2009 to 2012, Concrete Media Inc., an internet consulting company, from 1998 to 2001, and Accenture plc, formerly Andersen Consulting, from 1994 to 1998. Ms. Nguyen holds a B.A. in Applied Math/Computer Science from Harvard University.
Joan Amble has served as a member of our board of directors since the consummation of BuzzFeed’s merger with 890 and the related acquisition of Complex Networks in December 2021 (the “business combination”) and previously served as a member of the board of directors of Legacy BuzzFeed from August 2021 until the closing of the business combination. She currently serves on the boards of directors of Zurich Insurance Group, since 2015, Booz Allen Hamilton, since 2012. and Spire Global, since 2022. She served on the board of directors of XM Satellite Radio from 2006 to 2008 and, following the merger of XM Satellite Radio with Sirius Satellite Radio, she served on the board of directors of Sirius XM Satellite Radio from 2008 to 2021. She is the founder and president of JCA Consulting, LLC and served as an independent advisor to the Control and Risk Committee of the Executive Committee of the U.S. affiliate of Société Générale S.A. from June 2016 to June 2022. In addition, Ms. Amble was a member of the Standing Advisory Group for the Public Company Accounting Oversight Board (the “PCAOB”)) from 2015 through 2020, and she was a member of the Financial Accounting Standards Advisory Council (FASAC) from 2007 through 2011. Previously, Ms. Amble was the executive vice president, finance for the American Express Company from May to December 2011, and served as its executive vice president, chief accounting officer and corporate comptroller from December 2003 until May 2011. Prior to joining American Express Company, Ms. Amble served as chief operating officer and chief financial officer of GE Capital Markets, a service business within GE Capital Services, Inc., overseeing securitizations, debt placement, and syndication, as well as structured equity transactions. From 1994 to March 2003, Ms. Amble served as vice president, chief accounting officer and controller for GE Capital Markets and GE Financial Services, Inc. Ms. Amble also served as a director at Broadcom Corp. from 2009 to 2011 and Brown-Forman Corporation from 2011 to June 2016. She holds a B.S. degree in Accounting from The Pennsylvania State University. We believe that Ms. Amble is qualified to serve as a member of the board of directors based on her extensive leadership service and accounting background.
Janet Rollé has served as a member of our board of directors since the closing of the business combination in December 2021 and previously served as a member of the board of directors of Legacy BuzzFeed from October 2020 until the closing of the business combination. Ms. Rollé serves or has served on the board of directors for public, private and non-profit companies. Since January 2022, Ms. Rollé has served as the Chief Executive Officer & Executive Director of American Ballet Theatre (“ABT”). Prior to her appointment at ABT, Ms. Rollé served for over 5 years as the General Manager at

Parkwood Entertainment LLC, an American management and entertainment company. Ms. Rollé has served previously as the Executive Vice President and Chief Marketing Officer for Cable News Network at Warner Media, LLC, a multinational news-based pay television channel, from April 2011 to May 2013, as well as Executive Vice President and Chief Marketing Officer for BET Networks Inc., an entertainment network, from April 2007 to April 2011. Prior to that, Ms. Rollé was Vice President and General Manager of AOL Inc., an American web portal and online service provider, and Vice President of Programming Enterprises & Business Development at MTV Networks Inc., an entertainment and media channel. Ms. Rollé holds an MBA from Columbia University and a BFA from Purchase College SUNY. We believe that Ms. Rollé is qualified to serve as a member of the board of directors due to her industry expertise from prior experience as an executive and director for numerous public and private communication and entertainment companies.
Adam Rothstein has served as a member of our board of directors since the closing of the business combination in December 2021. Mr. Rothstein previously served as Executive Chairman of 890 Fifth Avenue Partners, Inc. (“890”) (NASDAQ: ENFA) from September 2020 until the closing of the business combination. Mr. Rothstein is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused early stage investment fund, and Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, which he co-founded in 2013 and 2014 respectively. Since 2014 and 2022 respectively, Mr. Rothstein has also been the Managing Member of 1007 Mountain Drive Partners, LLC, and 890 5th Avenue Partners, LLC, which are both consulting and investment vehicles. Mr. Rothstein was also a sponsor and director of Roth CH Acquisition I Co. (NASDAQ: ROCH), from May 2020 until March 2021. Roth CH Acquisition I was a special purpose acquisition company that merged with PureCycle Technologies LLC and is now publicly listed on NASDAQ as PureCycle Technologies, Inc. (NASDAQ: PCT). Mr. Rothstein was also a sponsor and director of Roth CH Acquisition II Co. (NASDAQ: ROCC), from December 2020 until July 2021. Roth CH Acquisition II was a special purpose acquisition company that merged with Reservoir Holdings, Inc. and is now publicly listed on NASDAQ as Reservoir Media, Inc. (NASDAQ: RSVR). In July of 2021 Mr. Rothstein was named a director of Reservoir Media, Inc. (NASDAQ: RSVR). Mr. Rothstein was also a sponsor and director of Roth CH Acquisition III Co. (NASDAQ: ROCR) from March 2021 until February 2022. Roth CH Acquisition III Co. is now publicly listed on NASDAQ as QualTek Services Inc (NASDAQ: QTEK). Since August 2021, Mr. Rothstein is also a sponsor and director of Roth CH Acquisition IV Co. (NASDAQ: ROCG), a special purpose acquisition company that has entered into an agreement and plan of merger with Tigo Energy, Inc, a provider of intelligent solar and energy storage solutions. The combined company is expected to trade on NASDAQ as Tigo Energy, Inc. (NASDAQ: TYGO). Since November 2021, Mr. Rothstein is a sponsor and director of Roth CH Acquisition V, a special acquisition company traded on NASDAQ. (NASDAQ: ROCL). Previously, from July 2019 until January 2021, Mr. Rothstein was a director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “JAY-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc. and which now trades as TPCO Holding Corp. (NEO: GRAM.U) (OTCQX: GRAMF). Mr. Rothstein has over 20 years of investment experience, and currently sits on the boards of directors of several early- and mid-stage technology and media companies both in the U.S. and in Israel. Additionally, Mr. Rothstein is an Advisory Board Emeritus Member of the Leeds School of Business at the University of Colorado, Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge. We believe that Mr. Rothstein is qualified to serve as a member of the board of directors due to his extensive investment experience and experience as a director for numerous technology and media companies.
Angela (Anjula) Acharia has been a member of our board of directors since the closing of the business combination in December 2021. Ms. Acharia is the founder and Chief Executive Officer of A-Series Investments and Management, a management and investment vehicle, and serves as a talent strategist and strategic investor and advisor to numerous consumer technology and consumer packaged goods companies. The company also manages actress Priyanka Chopra. In 2006, Ms. Acharia co-founded Desi Hits!, a multi-platform media company that produces and distributes fusion entertainment content aimed at the South Asian diaspora, where she pioneered the merging of global cultures by introducing top-tier American musical artists to India. Prior to that, Ms. Acharia was a Senior Partner at Forsyth Group, a London-based boutique executive search firm, and a Director at TMP Worldwide, a global talent acquisition technology company. Ms. Acharia holds a BA from Middlesex University. We believe that Ms. Acharia is qualified to serve as a member of our board of directors due to her extensive investment experience and advisory experience relating to consumer technology companies and the entertainment industry.
Greg Coleman has served as a member of our board of directors since December 2021. He is currently an Entrepreneur in Residence at Lerer Hippeau Ventures and sits on numerous boards at the intersection of technology, media and advertising, including BuzzFeed Japan, TuneIn, Inc., LoopMe Ltd., Tubular Labs, Inc., and Botify SAS. He formerly served on the boards of Meredith Corp., Skimlinks, Inc. and Eyeview, Inc. Most recently, Mr. Coleman served as the former President of

BuzzFeed and as the former President of the advertising technology company, Criteo SA. He has previously held roles as President and Chief Revenue Officer at TheHuffingtonPost.com, Inc. and the Executive Vice President of Global Sales at Yahoo! Inc. Mr. Coleman also served as President of Platform-A at AOL Inc. from February to April of 2009 and was formerly Senior Vice President of Reader’s Digest Association, Inc. and president of U.S. Magazine Publishing. Previously, he served as Vice President and National Sales Manager at CBS, Inc. Mr. Coleman holds a B.S. degree in Business Administration from Georgetown University and attended the M.B.A. program at New York University. He currently is an adjunct professor at New York University’s Stern School of Business where he teaches a class on digital marketing and innovation. We believe that Mr. Coleman is qualified to serve as a member of the board of directors based on his extensive leadership and advisory experience relating to technology, media, and advertising.
Patrick Kerins has served as a member of our board of directors since the closing of the business combination in December 2021 and previously served as a member of the board of directors of Legacy BuzzFeed from December 2011 until the closing of the business combination. Mr. Kerins has previously served on the board of directors for several public and private companies. Mr. Kerins is currently a Special Partner at New Enterprise Associates Inc., an American-based venture capital firm. Prior to that Mr. Kerins served as a General Partner at Grotech Capital Group Inc., a venture capital and private equity company, from 1996 to 2006. Mr. Kerins also served as an investment banker for Alex Brown & Sons Inc., an investment banking firm, from 1987 to 1996. Prior to that, Mr. Kerins served as a consultant for McKinsey & Co. Inc., a management consulting firm, from 1985 to 1987. Mr. Kerins served as a Lieutenant in the U.S. Navy from 1977 to 1983. Mr. Kerins holds an MBA from Harvard Business School and a B.S. from Villanova University. We believe that Mr. Kerins is qualified to serve as a member of the board of directors based on his extensive leadership experience and financial knowledge.
There are no family relationships among our directors and executive officers.
Audit Committee
Our audit committee is composed of Ms. Amble, who is the chairperson of our audit committee, and Messrs. Kerins and Rothstein. Each member of our audit committee is independent under the current Nasdaq and SEC rules and regulations. Each member of our audit committee is also financially literate as required by the current Nasdaq listing standards. Our board of directors has also determined that Ms. Amble is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act and the Exchange Act (“Regulation S-K”). This designation does not impose any duties, obligations, or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors. We have adopted an audit committee charter which outlines the principal functions of the audit committee, which include:
•reviewing and discussing with management and our independent registered public accounting firm, our financial results and other public announcements regarding our operating results;
•selecting a firm to serve as our independent registered public accounting firm to audit our financial statements;
•ensuring the independence of the independent registered public accounting firm and assessing its qualifications and performance;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;
•approving, or as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm;
•providing oversight over the design, integrity, implementation, adequacy, and effectiveness of our internal control;
•reviewing with management our major financial risks and operational exposures, and the steps management has taken to monitor or mitigate them, including our procedures, related policies with respect to risk assessment and enterprise risk management, and procurement of insurance;
•reviewing with management our programs for promoting and monitoring compliance with legal and regulatory requirements;

•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters; and
•reviewing related-party transactions in accordance with our related-party transactions policy (see “Certain Relationships and Related Party Transactions—Policies and Procedures for Related-Person Transaction” below).
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2022, with the exception of a Form 4 that we filed on behalf of Ms. Martin which was filed with the SEC on September 13, 2022, a Form 4 that we filed on behalf of Mr. Coleman, which was filed with the SEC on January 6, 2023, and a Form 3 on behalf of Mr. Weinstein, which was filed with the SEC on March 13, 2023.
Code of Conduct
We have adopted a Code of Conduct that applies to all of the members of our board of directors, officers, and employees, and we expect our agents and contractors to conform to the standards of our Code of Conduct. Our Code of Conduct is posted on the “Investor Relations” section of our website, which is located at https://investors.buzzfeed.com under “Documents & Charters” in the “Corporate Governance” section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
Our named executive officers for 2022 were:
•Jonah Peretti, our Founder and Chief Executive Officer;
•Marcela Martin, our President; and
•Christian Baesler, our Chief Operating Officer.
Summary Compensation Table
The following table provides information concerning compensation awarded to, earned by or paid to each of our named executive officers for all services rendered in all capacities during the last two or fewer fiscal years during which such individuals were named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Option Awards ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jonah Peretti	2022	325,000	48,750		—	—	—	2,125	(3)	375,875
Founder and Chief Executive Officer	2021	325,000	164,117	(4)	—	—	—	2,318	(3)	491,435	(4)
Marcela Martin(5)	2022	187,250	517,175		—	4,630,682	—	1,376	(6)	5,336,483
President
Christian Baesler(7)	2022	400,000	970,000		—	3,915,736	—	3,888	(8)	5,289,624
Chief Operating Officer

________
(1)Amounts represent bonuses paid under our annual corporate bonus plan described below under “—Annual Bonus Compensation.” For Ms. Martin, the amounts also include (i) a $500,000 sign on bonus, as described below under “—Employment Arrangements—Marcela Martin’s Offer Letter” and (ii) an additional $300 sign on bonus she received as part of a broad-based program for our employees. For Mr. Baesler, the amounts also include a payment to him under the Complex LTIP (as defined in, and described in further detail, below under “—Employment Arrangements—Christian Baesler’s Offer Letter”).
(2)Amounts represent the aggregate grant date fair value of the RSUs awarded to the named executive officer during 2022 and 2021 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported in the Stock Awards column are set forth in Note 11 of the notes to BuzzFeed’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Note that the amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the named executive officers from the RSUs.
(3)For 2022, the amount reported represents (i) a $1,000 work-from-home stipend and (ii) $1,125 in group term life insurance imputed income. For 2021, the amount reported represents (i) a $1,500 work-from-home stipend and (ii) $818 in group term life insurance imputed income.
(4)In the proxy statement for our 2022 annual meeting of stockholders filed with the SEC on April 14, 2022, we incorrectly reported the amount of the bonus paid to Mr. Peretti for 2021 as $261,617 and, as such, overstated such bonus and his total compensation for 2021 by $97,500. Such disclosure has been corrected in the table above.
(5)Ms. Martin has served as our President since August 2022.
(6)The amount reported represents (i) our matching contribution of $282 on Ms. Martin’s behalf under our 401(k) plan, (ii) a $375 work-from-home stipend, and (iii) $719 in group term life insurance imputed income.
(7)Mr. Baesler has served as our Chief Operating Officer since January 2022.
(8)The amount reported represents (i) our matching contribution of $2,288 on Mr. Baesler’s behalf under our 401(k) plan, (ii) a $1,000 work-from-home stipend, and (iii) $600 in group term life insurance imputed income.
Equity Compensation
We will, from time to time, grant equity awards in the form of stock options and/or RSUs to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service with us. Each of our named executive officers currently holds RSUs with respect to shares of our Class A common stock that were granted under the BuzzFeed, Inc. 2021 Equity Incentive Plan (the “2021 EIP”), as set forth in the table below under “—Outstanding Equity Awards at Fiscal Year-End Table.”
Annual Bonus Compensation
For 2022, each of our named executive officers was eligible for a cash bonus based on the achievement of corporate performance targets and his or her individual performance.

Specifically, Mr. Peretti was eligible for a cash bonus with a target equal to 100% of the base salary he was paid for 2022, Ms. Martin was eligible for a cash bonus with a target equal to 60% of the base salary she was paid for 2022, and Mr. Baesler was eligible for a cash bonus with a target equal to 60% the base salary he was paid for 2022. For each:
•35% of his or her bonus opportunity was based upon achievement of a 2022 revenue target, where, for this portion of the bonus to be earned, we would have had to achieve a threshold level of revenue for 2022, set at 90% of the revenue target, and up to 225% of the bonus target could have been earned, if actual performance was 200% or more of the revenue target;
•35% was based upon achievement of a 2022 EBITDA target, where, for this portion of the bonus to be earned, we would have had to achieve a threshold level of EBITDA for 2022, set at 50% of the EBITDA target, and up to 200% of the bonus target could have been earned, if actual performance was 200% or more of the EBITDA target; and
•the remaining 30% was based upon the compensation committee’s discretionary assessment of his or her individual performance, based on multiple factors of the committee’s choosing.
See “—Summary Compensation Table” above for information about payments to our named executive officers for 2022 under this program.
401(k) Plan
We sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. Full-time employees who are on our U.S. payroll and who have attained at least 18 years of age are generally eligible to participate in the plan on the first day of employment, contingent upon completion of certain onboarding tasks. Temporary employees, interns and fixed term employees who are on our U.S. payroll are also eligible to participate, after 1,000 hours of employment. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Internal Revenue Code. Pre-tax contributions by participants and the income earned on those contributions are generally not taxable to participants until withdrawn. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee’s interest in his or her pre-tax deferrals is 100% vested when contributed. The plan provides for a discretionary employer matching contribution and a discretionary employer profit sharing contribution.

Outstanding Equity Awards at Fiscal Year-End Table
The table below sets forth the outstanding equity awards for our named executive officers as of December 31, 2022. All of the outstanding equity awards were granted under the 2021 EIP.

Name	Award Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Jonah Peretti	—	—	—	—	—	—		—
Marcela Martin	8/25/2022	—	—	—	-	2,840,909	(2)	1,960,227
Christian Baesler	2/22/2022	—	—	—	-	459,003	(3)	316,712
	2/22/2022	—	—	—	-	215,827	(4)	148,921
________
(1)The dollar value of these awards is calculated by multiplying the number of units by $0.69, the closing price per share of our Class A common stock on December 30, 2022, the last trading day of 2022.
(2)One-third of these RSUs vest on August 1, 2023 and the remaining two-thirds of these RSUs vest in eight equal installments on each quarterly anniversary thereafter, in each case subject to Ms. Martin’s continued employment through the relevant vesting date.
(3)One-eighth of these RSUs vested on March 4, 2023 and the remaining seven-eighths of these RSUs vest in seven equal installments on each quarterly anniversary thereafter, subject to Mr. Baesler’s continued employment through the relevant vesting date. Additionally, there were 229,497 RSUs from this grant which vested on December 4, 2022 but which did not settle until March 6, 2023 and are not included in the table above.
(4)One-third of these RSUs vested on February 15, 2023 and the remaining two-thirds of these RSUs vest in eight equal installments on each quarterly anniversary thereafter, subject to Mr. Baesler’s continued employment through the relevant vesting date.
These equity awards are subject to vesting acceleration, as described under “— Potential Payments upon Termination or Change of Control” below and, for Mr. Baesler, “under “—Employment Arrangements—Christian Baesler’s Offer Letter” below.

Employment Arrangements
Currently, we have offer letters agreements with Ms. Martin and Mr. Baesler. Mr. Peretti, our Founder, Chairman and Chief Executive Officer, is not party to an offer letter, or employment agreement, with us and, as is the case with both Ms. Martin and Mr. Baesler, is employed on an at-will basis, with no fixed term of employment.

Each of our named executive officers will receive benefits upon certain qualifying terminations of employment as described below under “—Potential Payments upon Termination or Change in Control.”
Marcela Martin’s Offer Letter
Ms. Martin, our President, is party to an offer letter with us dated March 25, 2022 and amended on August 4, 2022. As noted above, Ms. Martin is an at-will employee. Pursuant to her offer letter:

•Ms. Martin’s annual base salary as of her start date of August 1, 2022 was $450,000. Her salary will be subject to adjustment pursuant to the our employee compensation policies in effect from time to time.

•Ms. Martin is eligible to receive an annual cash bonus with a target equal to 60% of her starting salary. The actual amount of any bonus paid to Ms. Martin will be determined by our compensation committee and may be based on, among other things, the achievement of corporate performance targets and her individual performance. Her bonus compensation will be subject to adjustment pursuant to the our employee compensation policies in effect from time to time.
•Ms. Martin received a sign on bonus of $500,000. If her employment is terminated by us with cause (as defined in his offer letter) or if she terminates her employment voluntarily before August 1, 2023 (i.e., the first anniversary of her start date), Ms. Martin will have to repay the bonus in full.
•Ms. Martin received a grant of RSUs with a grant date target value of $5,000,000, one-third of which vests on August 1, 2023 (i.e., the first anniversary of her start date) and the remaining two-thirds of which vests in quarterly installments over the following two years, in each case, subject to her continued employment.
•Ms. Martin is eligible to receive an additional grant of RSUs following the first anniversary of her employment, the number of which will be equal to the lesser of (1) $2,000,000 divided by the average closing price of our Class A common stock over the 20 trading days immediately preceding the date of grant (or, if there is a “change in control” of the Company within the meaning of the Change in Control and Severance Plan (as defined below), the 20 trading days immediately preceding the date of such change in control), and (2) 1,000,000, one-eighth of which will vest in quarterly installments over the two years from grant, subject to her continued employment.
•Ms. Martin is eligible to participate in the Change in Control and Severance Plan.
•Ms. Martin is entitled to participate in all benefit plans generally available to our employees.
•Ms. Martin may not compete with us, or engage in any other employment, consulting or other business activity without our prior written consent, while employed by us.
•Ms. Martin must give us at least three month’s prior notice before resigning.
Christian Baesler’s Offer Letter
Mr. Baesler, our Chief Operating Officer, is party to an offer letter with us dated June 19, 2021 and effective as of the closing of the business combination on December 3, 2021. As noted above, Mr. Baesler is an at-will employee. Pursuant to his offer letter:

•Mr. Baesler’s annual base salary as of the closing of the business combination on December 3, 2021 was $400,000. His salary will be subject to adjustment pursuant to the our employee compensation policies in effect from time to time.
•Mr. Baesler is eligible to receive an annual cash bonus with a target equal to 60% of his starting salary. The actual amount of any bonus paid to Mr. Baesler will be determined by our compensation committee and may be based on, among other things, our overall performance and his individual performance. His bonus compensation will be subject to adjustment pursuant to the our employee compensation policies in effect from time to time.
•Mr. Baesler remained eligible under the Complex Media, Inc. Long-Term Cash Incentive Plan, a program maintained by Complex Networks prior to the business combination (the “Complex LTIP”), to receive a payment of $950,000 for each of 2019 and 2020, in each case on December 31st of third year following the year of grant (i.e., on December 31, 2021 and December 31, 2022, as the case may be), subject to his continued employment and without the need to meet the performance metrics associated with either bonus prior to the business combination.
•Mr. Baesler received a grant of 688,500 RSUs, one-third of which vested on December 3, 2022 (i.e., the first anniversary of his start date) and the remaining two-thirds of which vests in quarterly installments over the following two years, in each case, subject to his continued employment.
•Mr. Baesler is eligible to receive additional grants of equity on an annual basis following the first anniversary of his employment, the form of which may be options, RSUs or performance-vested restricted stock units, as determined by our compensation committee, and the number of which will be based on a grant date fair value of $900,000, which will vest over the three years from grant, subject to his continued employment.
•Mr. Baesler is eligible to participate in the Change in Control and Severance Plan. Further, as the plan had yet to be adopted as of the entry into his offer letter, the letter provides for the following minimum severance in the event of his termination by us without cause or by him for good reason (in each case, as defined in his offer letter): (a) in the event of such a termination occurring in connection with a “change in control” within the meaning of the Change in Control and Severance Plan (as defined below): (i) an amount equal to the sum of his base salary and target annual discretionary bonus; and (ii) any unvested equity-based compensation and payments under the Complex LTIP will vest; or (b) in the event of such a termination occurring not in connection with a “change in control”: (i) an amount equal to three-fourths of the sum of his base salary and target annual discretionary bonus; and (ii) one-half of any unvested equity-based compensation and payments under the Complex LTIP will vest.
•Mr. Baesler is entitled to participate in all benefit plans generally available to our employees.
•Mr. Baesler may not compete with us, or engage in any other employment, consulting or other business activity without our prior written consent, while employed by us.
•Mr. Baesler must give us at least three month’s prior notice before resigning.
See “—Summary Compensation Table” above for information about payments to Ms. Martin and Mr. Baesler for 2022 under their respective offer letters.
Potential Payments upon Termination or Change in Control
Change in Control and Severance Plan
On February 4, 2022, the compensation committee of our board of directors approved and adopted a Change in Control and Severance Plan, effective as of February 4, 2022, covering our executive officers, including our named executive officers, other executive officers, executive vice presidents and other employees as designated by the board of directors or the compensation committee (“the Change in Control and Severance Plan”). Capitalized terms used in description of the Change in Control and Severance Plan but not defined herein have the meaning given to such terms in such plan.
The Change in Control and Severance Plan provides for benefits upon either a termination by the Company of the participant’s employment without Cause or a resignation by the participant for Good Reason, either referred to as a Qualifying Termination. The benefits provided under the Change in Control and Severance Plan vary depending on whether the participant is subject to a Qualifying Termination within the 12-month period following a Change in Control, or a Change in Control Period. Under the Change in Control and Severance Plan, participants are identified as “Tier 1,” “Tier 2,” “Tier 3” or “Tier 4.”
Tier 1, Tier 2, Tier 3, and Tier 4 participants subject to a Qualifying Termination during a Change in Control Period will be eligible to receive: (1) a cash lump-sum severance payment in an amount equal to (a) 24 months, 12 months, 12 months, and 9 months, respectively, of his or her then-current base salary plus (b) the greater of (x) the pro rata portion of his or her then-current target bonus, pro-rated to reflect the partial year of service or (y) 200%, 100%, 100%, and 75%, respectively, of his or her current target bonus; (2) reimbursement of COBRA premiums for a period of up to 24 months, 12 months, 12 months and 9 months, respectively; and (3) 100% acceleration of unvested equity awards (including those that vest upon performance criteria).
Tier 1, Tier 2, Tier 3, and Tier 4 participants subject to a Qualifying Termination other than during a Change in Control Period will be eligible to receive: (1) a cash lump-sum severance payment in an amount equal to (a) 12 months, 9 months, 9 months, and 6 months, respectively, of his or her then-current base salary plus (b) the greater of (x) the pro rata portion of his or her then-current target bonus, pro-rated to reflect the partial year of service or (y) 100%, 75%, 75%, and 50%, respectively, of his or her current target bonus; and (2) reimbursement of COBRA premiums for a period of up to 12 months, 9 months, 9 months, and 6 months, respectively.
Limitations on Liability and Indemnification Matters
Our second amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). Consequently,

our directors are not personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:
•any breach of the director’s duty of loyalty to us or our stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
•any transaction from which the director derived an improper personal benefit.
Our restated bylaws provide that we must indemnify and advance expenses to our directors and officers to the fullest extent authorized by the DGCL. We are also expressly authorized to carry directors’ and officers’ liability insurance providing indemnification for our directors, officers, and certain employees for some liabilities.
We have entered, and intend to continue to enter, into separate indemnification agreements with our directors, officers, and certain of our key employees, in addition to the indemnification provided for in our second amended and restated certificate of incorporation and restated bylaws. These agreements, among other things, require us to indemnify our directors, officers, and key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines, and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to us or any of our subsidiaries or any other company or enterprise to which these individuals provide services at our request. Subject to certain limitations, our indemnification agreements also require us to advance expenses incurred by our directors, officers, and key employees for the defense of any action for which indemnification is required or permitted.
We believe that provisions of our second amended and restated certificate of incorporation, restated bylaws and indemnification agreements are necessary to attract and retain qualified directors, officers and key employees. We also maintain directors’ and officers’ liability insurance.
The limitation of liability and indemnification provisions in our second amended and restated certificate of incorporation and restated bylaws or in these indemnification agreements may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.
At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors or executive officers, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Non-Employee Director Equity Compensation
Our compensation arrangements for non-employee directors are reviewed periodically by our compensation committee and our board of directors.
The compensation program adopted by our board of directors provides for the following:
Equity and Cash Compensation
Annual Retainers. The program provides an annual retainer of $50,000 to each of our non-employee directors. The chairs of our audit committee, compensation committee and nominating, corporate governance, and corporate responsibility committee receive an additional annual retainer of $35,000, $25,000 and $25,000, respectively. Each non-chairperson member of our audit committee, compensation committee and nominating, corporate governance, and corporate responsibility committee receives an additional annual retainer of $20,000, $15,000 and $10,000, respectively. Non-

employee directors may elect to receive these annual retainers in cash or in equity. We do not pay fees to directors for attendance at meetings of our board of directors and its committees.
Initial RSU Grant. Each non-employee director elected or appointed to our board of directors who is not a committee chairperson is granted a RSU award on the date of his or her appointment to our board of directors having an aggregate value of $225,000 based on the average closing price of our Class A common stock over the 20 trading days immediately preceding the date of grant. The chair of our audit committee, compensation committee and nominating, corporate governance, and corporate responsibility committee is granted a RSU award on the date of his or her appointment or election to our board of directors having an aggregate value of $250,000, $225,000 and $225,000, respectively, based on the average closing price of our Class A common stock over the 20 trading days immediately preceding the date of grant. The awards vest in four equal quarterly installments over a one-year period from the vesting start date.
Annual RSU Grant. Following each annual meeting of stockholders, each non-employee director who is serving on our board of directors on, and will continue to serve on our board of directors immediately following, the date of such annual meeting, and who is not a committee chairperson, will be granted a RSU award having an aggregate value of $125,000 based on the average closing price of our Class A common stock over the 20 trading days immediately preceding the date of grant. The chair of our audit committee, compensation committee and nominating, corporate governance, and corporate responsibility committee will be granted a RSU award having an aggregate value of $175,000, $125,000, and $125,000, respectively, based on the average closing price of our Class A common stock over the 20 trading days immediately preceding the date of grant. Each award vest in four equal quarterly installments over a one-year period from the vesting start date.
Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their ordinary, reasonable, and necessary expenses incurred in the course of Company business (e.g., travel expenses incurred in attending board and committee meetings).

Non-Employee Director Compensation
The following table provides information for the year ended December 31, 2022 regarding all compensation awarded to, earned by, or paid to each person who served as a director for some portion or all of 2022, other than Mr. Peretti, the Chairman of our board of directors and our Chief Executive Officer, who is not included in the table below, as he is an employee and receives no compensation for his service as a director. The compensation received by Mr. Peretti, our only employee director, is shown in under “—Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(1) ($)	Total ($)
Angela Acharia	75,000(3)	363,426	—	438,426
Joan Amble	—	10,383	—	10,383
Greg Coleman	—	415,347	12,121(4)	427,467
Patrick Kerins	—(5)	462,072(6)	—	462,072
Janet Rollé	90,000(3)	363,426	—	453,426
Adam Rothstein	—	436,113	—	436,113
________
(1)The following table sets forth information regarding the aggregate number of shares of our Class A common stock underlying outstanding stock options (all of which were vested) and restricted stock unit awards held by our non-employee directors as of December 31, 2022:

Name	Number of Shares Underlying RSUs Held as of December 31, 2022	Number of Shares Underlying Stock Options Held as of December 31, 2022
Angela Acharia	—	—
Joan Amble	18,584	—
Greg Coleman	—	1,594,854(a)
Patrick Kerins(b)	—	—
Janet Rollé	53,550	—
Adam Rothstein	—	—

(a)    Mr. Coleman’s options were originally granted on August 7, 2014. On December 28, 2022, an amendment was executed to extend the expiration date of the outstanding options, which resulted in the cancellation of the outstanding options granted on August 7, 2014 and the grant of replacement options. The replacement options are fully vested and exercisable for 1,594,854 shares of our Class A common stock.
(b)    This table does not include the RSUs granted to Mr. Kerins in 2022 shown in the table above which, as explained in footnote (6) below, are directly beneficially owned by New Enterprise Associates 13, L.P. (“NEA 13”), because these awards were fully vested as of December 31, 2022.
(2)Amounts represent the aggregate grant date fair value of the RSUs awarded to our non-employee directors during 2022 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported in the Stock Awards column are set forth in Note 11 of the notes to BuzzFeed’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Note that the amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the non-employee directors from the RSUs. For each director, the number of RSUs granted was determined by dividing the value of the award to which he or she was entitled in accordance with our non-employee director compensation program (see “—Non-Employee Director Compensation—Equity and Cash Compensation” above) by $4.17, the average closing price per share of our Class A common stock for the 20 trading days immediately preceding February 15, 2022, while the grant date fair value of the RSUs reported in the Stock Awards column is equal to the product of such number of shares and the closing price per share of our Class A common stock on February 22, 2022 (i.e., the date of grant).
(3)As noted above, non-employee directors may elect to receive these annual retainers in cash or in equity. For 2022, Ms. Acharia and Rollé were the only directors who elected to receive their annual retainers in cash.

(4)As noted above, Mr. Coleman’s options were originally granted on August 7, 2014. On December 28, 2022, an amendment was executed to extend the expiration date of the outstanding options, which resulted in the cancellation of the outstanding options granted on August 7, 2014 and the grant of replacement options. The replacement options are fully vested and exercisable for 1,594,854 shares of our Class A common stock. The amount in the table represents the incremental grant date fair value of the replacement options in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the replacement options reported in the Option Awards column are set forth in Note 11 of the notes to BuzzFeed’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Note that the amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by Mr. Coleman from the options.
(5)Mr. Kerins is a director of NEA 13 GP (“NEA 13 GP”), which is the sole general partner of NEA Partners 13, L.P. (“NEA Partners 13”). NEA Partners 13 is the sole general partner of NEA 13. Pursuant to Mr. Kerins’ relationship with NEA 13 GP, any cash compensation to which Mr. Kerins is entitled is payable to NEA Management Company, LLC, the parent company of NEA 13 GP, and will be used for the benefit of investors in NEA 13.
(6)As noted above, Mr. Kerins is a director of NEA 13 GP, which is the sole general partner of NEA Partners 13, which, in turn, is the sole general partner of NEA 13, which is the direct beneficial owner of the securities. See “Security Ownership of Certain Beneficial Owners and Management” below for more information.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Beneficial Ownership
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2023, by:
•each of our named executive officers;
•each of our directors or director nominees;
•all of our directors and executive officers as a group; and
•each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock, our Class B common stock or our Class C common stock.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to applicable community property laws. Applicable percentage ownership of Class A common stock is based on 126,541,522 shares of Class A common stock outstanding as of February 28, 2023, applicable percentage ownership of Class B common stock is based on 6,675,517 shares of Class B common stock outstanding as of February 28, 2023, applicable percentage ownership of Class C common stock is based on 6,478,031 shares of Class C common stock outstanding as of February 28, 2023, and percentage of combined voting power reflects the voting power of the named beneficial owner giving effect to all outstanding shares of Class A common stock and Class B common stock. Our Class C common stock is non-voting. In accordance with SEC rules, shares of our Class A common stock subject to stock options that were exercisable on or within 60 days of February 28, 2023 or RSUs representing the right to receive shares of our Class A common stock that may vest and settle within 60 days of February 28, 2023 are deemed to be outstanding and to be beneficially owned by the person holding the stock options or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There were no shares of our Class B common stock subject to stock options that were exercisable on or within 60 days of February 28, 2023 or RSUs representing the right to receive shares of our Class B common stock that may vest and settle within 60 days of February 28, 2023. Unless otherwise indicated, the address of each of the individuals and entities listed in the table below is c/o BuzzFeed, Inc., 229 West 43rd Street, 10th Floor, New York, New York 10036.

Name and Address of Beneficial Owner	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Combined Voting Power
	Number of Shares	% of Shares	Number of Shares	% of Shares	Number of Shares	% of Shares
5% or Greater Stockholders:
NBCUniversal Media, LLC (1)	19,507,693	15%	—	—	—	—	4%
New Enterprise Associates 13, L.P. (2)	15,333,892	12%	—	—	—	—	3%
Entities affiliated with Hearst (3)	12,409,578	10%	—	—	—	—	3%
Jonah Peretti (4)	5,582,414	4%	6,437,416	96%	—	—	71%
Entities affiliated with Verizon Communications Inc.(5)	5,000,000	4%	—	—	6,478,031	100%	1%
Entities affiliated with RRE (6)	10,350,407	8%	—	—	—	—	2%
Entities affiliated with Redwood Capital (7)	7,740,000	6%	—	—	—	—	2%
General Atlantic BF, L.P. (8)	7,862,502	6%	—	—	—	—	2%
200 Park Avenue Partners, LLC (9)	6,201,919	5%	6,437,416	96%	—	—	71%
John S. Johnson, III (10)	5,582,414	4%	—	—	—	—	1%
Executive Officers and Directors:
Jonah Peretti (4)	5,582,414	4%	6,437,416	96%	—	—	71%
Marcela Martin	0	—%	—	—	—	—	—%
Christian Baesler (11)	358,813	—%	—	—	—	—	—%
Angela Acharia (12)	86,182	—%	—	—	—	—	—%
Joan Amble (13)	40,646	—%	—	—	—	—	—%
Gregory Coleman (14)	2,685,009	2%	—	—	—	—	1%
Patrick Kerins (15)	15,440,606	12%	—	—	—	—	3%
Janet Rollé (16)	144,175	—%	—	—	—	—	—%
Adam Rothstein (17)	1,679,476	1%	—	—	—	—	—%
All current directors and executive officers as a group (12 persons)(18)	25,334,767	20%	6,437,416	96%	—	—	75%

________
(1)As reported in a statement on Schedule 13D/A filed with the SEC on February 21, 2023, by Comcast Corporation (“Comast”). All of the shares of our Class A common stock reported in the table are directly beneficially owned by NBCUniversal Media, LLC (“NBCU”). NBCUniversal Media, LLC is a wholly owned subsidiary of NBCUniversal, LLC, which, in turn, is wholly owned by Comcast. As such, NBCUniversal, LLC and Comcast may each be deemed to have shared voting and investment discretion over securities directly owned by NBCUniversal Media, LLC. The principal business office of Comcast is One Comcast Center, Philadelphia, PA 19103. The principal business office of both NBCUniversal Media, LLC and NBCUniversal, LLC is located at 30 Rockefeller Plaza, New York, NY 10112.
(2)As reported in a statement on Schedule 13D filed with the SEC on January 13, 2022, by New Enterprise Associates 13 LP (i.e., NEA 13). The securities reported in the table consist of 15,333,892 shares of our Class A common stock of which NEA 13 is the record owner. NEA Partners 13 is the sole general partner of NEA 13. NEA 13 GP is the sole general partner of NEA Partners 13. Each of such entities may be deemed to share voting and dispositive power over the shares directly held by NEA 13. Forest Baskett, Patrick J. Kerins, who is a member of our board of directors, and Scott D. Sandell are the directors of NEA 13 GP, and may be deemed to have shared voting and investment discretion over securities directly or indirectly owned by the aforementioned entities. The principal business address of each of NEA 13, NEA Partners 13, NEA 13 GP, and Scott D. Sandell is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. The principal business address of Forest Baskett 2855 Sand Hill Road, Menlo Park, CA 94025. The principal business address of Patrick J. Kerins is 5425 Wisconsin Avenue, Suite 800, Chevy Chase, MD 20815.
(3)As reported in a statement on Schedule 13G filed with the SEC on December 7, 2021, by Hearst Communications Inc. According to the statement: (i) HDS II Inc. (“HDS II”) is the direct beneficial owner of 5,000,000 shares of our Class A common stock and (ii) Hearst Communications, Inc. (“HCI”) is the direct beneficial owner of 7,409,578 shares of our Class A common stock. HCI is the controlling stockholder of HDS II; Hearst Holdings, Inc. (“HHI”) is the controlling stockholder of HCI; The Hearst Corporation (“THC”) is the controlling stockholder of HHI; and The Hearst Family Trust is the controlling stockholder of THC. As such, each of the aforementioned parties may be deemed to have shared voting and dispositive power over the shares directly or indirectly owned by HDS II or HCI. Also, HCI may be deemed to have shared voting and dispositive power over the shares directly owned by HDS II. The principal business office of each of the aforementioned parties is 300 West 57th Street, New York, New York 10019.

(4)The securities reported in this row consist of: (i) 6,437,416 shares of our Class B common stock directly held by Jonah Peretti, LLC, 1,200,000 of which are held in an escrow account administered by PNC Bank, National Association (“PNC”), pursuant to the terms of the Amended and Restated Escrow Agreement (as defined below under “Certain Relationships and Related Party Transactions—NBCU Commercial Agreement”); and (ii) an aggregate 5,582,414 shares of our Class A common stock over which Mr. Peretti holds an irrevocable proxy granted by John S. Johnson III and Johnson BF, LLC (“Johnson BF”) pursuant to the Holder Voting Agreement (as defined in, and described in further detail, below under “Certain Relationships and Related Party Transactions—Holder Voting Agreement”). Jonah Peretti is the managing member of Jonah Peretti, LLC and has voting and dispositive power over the shares held directly by Jonah Peretti, LLC.
(5)As reported in a statement on Schedule 13D filed with the SEC on December 22, 2022, by Verizon Communications Inc. (“Verizon”). According to the statement, Verizon Ventures LLC is deemed to be the direct beneficial owner of 6,478,031 shares of our Class A common stock issuable upon the conversion of 6,478,031 shares of our Class C common stock held by Verizon Ventures LLC. The Class C common stock was issued to Verizon Ventures LLC in February 2021 and, pursuant to our second amended and restated certificate of incorporation, became convertible into Class A common stock beginning on February 16, 2023. Verizon Ventures LLC is deemed to be the beneficial owner of the Class A common stock it has the right to acquire within sixty days upon conversion of the Class C common stock. Verizon Ventures LLC is a direct wholly owned subsidiary of Verizon, and by virtue of this relationship, Verizon may be deemed to have shared power to vote and dispose of, or to direct the vote and disposition of, the 6,478,031 shares of our Class A common stock deemed to be beneficially owned by Verizon Ventures LLC. In addition, Verizon CMP Holdings LLC is the direct beneficial owner of 5,000,000 shares of our Class A common stock. Verizon CMP Holdings LLC is a direct wholly owned subsidiary of MCI Communications Services LLC. MCI Communications Services LLC is a direct wholly owned subsidiary of MCI International LLC. MCI International LLC is a direct wholly owned subsidiary of Verizon Business Network Services LLC. Verizon Business Network Services LLC is a direct wholly owned subsidiary of Verizon Business Global LLC. Verizon Business Global LLC is a direct wholly owned subsidiary of Verizon. By virtue of the relationships among such companies, each of them may be deemed to have shared power to vote and dispose of, or to direct the vote and disposition of, the 5,000,000 shares of Class A common stock beneficially owned by Verizon CMP Holdings LLC. On March 15, 2023, Verizon converted all of its Class C shares into Class A shares. The principal business address of Verizon Ventures LLC, Verizon Business Global LLC, Verizon Business Network Services LLC, MCI International LLC, MCI Communications Services LLC and Verizon CMP Holdings LLC is One Verizon Way, Basking Ridge, NJ 07920.
(6)As reported in a statement on Schedule 13G filed with the SEC on February 28, 2022, by RRE Ventures IV, L.P. (“RRE IV”). The securities reported in the table consist of: (i) 9,537,830 shares of our Class A common stock directly held by RRE IV and (ii) 812,577 shares of our Class A common stock directly held by RRE Leaders Fund, L.P. (“RRE Leaders”). RRE Ventures GP IV, LLC is the general partner of RRE IV and, as such, shares voting and dispositive power over shares directly held by RRE IV. RRE Leaders GP, LLC is the general partner of RRE Leaders and, as such, shares voting and dispositive power over shares directly held by RRE Leaders. James D. Robinson IV, Stuart J. Ellman, and William D. Porteous are the managing members and officers of RRE Ventures GP IV, LLC and RRE Leaders GP, LLC and may be deemed to have shared voting and investment discretion over securities directly or indirectly owned by the aforementioned entities. The address of each of the aforementioned parties is 130 East 59th Street, 17th Floor, New York, NY 10022.
(7)As reported in a statement on Schedule 13G filed with the SEC on February 14, 2023, by Redwood Capital Management, LLC (“RCM LLC”) and pursuant to BuzzFeed’s records. According to the statement, RCM LLC has sole voting and dispositive power over none of the shares of our Class A common stock reported in this row, and it has shared voting and dispositive power over 7,740,000 of the shares reported in this row. According to the statement, all securities reported in this row are under the investment management of RCM LLC for its clients. Pursuant to BuzzFeed’s records, the shares of Class A common stock reported in this row represent shares capable of being acquired within 60 days of February 28, 2022, pursuant to the terms of our Convertible Note Financing (as defined in, and described in further detail, below under “Certain Relationships and Related Party Transactions—Convertible Note Financing”), as follows: (i) 5,316,158 shares of our Class A common stock issuable upon conversion of $65,250,000 principal amount of convertible notes of which Redwood Master Fund Ltd. is the noteholder, (ii) 2,281,263 shares of our Class A common stock issuable upon conversion of $28,000,000 principal amount of convertible notes of which Redwood Opportunity Fund, Ltd. is the noteholder; and (iii) 142,579 shares of our Class A common stock issuable upon conversion of $1,750,000 principal amount of convertible notes of which Corbin Opportunity Fund, L.P. is the noteholder. The percentage ownership reported in this row is calculated as a percentage of the total Class A common stock which would be outstanding following a conversion of all convertible notes issued in the Convertible Note Financing, which is described in more detail in the below under “Certain Relationships and Related Party Transactions—Convertible Note Financing.” The conversion rate is 80 shares of Class A common stock per $1,000 principal amount of the convertible notes, which is equivalent to a conversion price of approximately $12.50 per share. The sole member of RCM LLC is Redwood Capital Management Holdings, LP. The general partner of Redwood Capital Management Holdings, LP is Double Twins K, LLC. The managing member of Double Twins K, LLC is Ruben Kliksberg, who may be deemed to have voting and investment discretion over securities directly or indirectly owned by the aforementioned entities. The address of each of the aforementioned parties is: 250 West 55th Street, 26th Floor, New York, NY 10019.
(8)As reported in a statement on Schedule 13G filed with the SEC on December 10, 2021, by General Atlantic, L.P. (“GA LP”). According to the statement, General Atlantic BF, L.P. (“GA BF”) directly holds 7,862,502 shares of our Class A common stock. The general partner of GA BF is General Atlantic (SPV) GP, LLC (“GA SPV”). GA LP is the sole member of GA SPV. GA LP also ultimately controls General Atlantic GenPar, L.P., which is the general partner of General Atlantic Partners 93, L.P. Further, GA LP is the managing member of GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, and GAP Coinvestments V, LLC,

which in turn is the general partner of GAP Coinvestments CDA, L.P. The general partner of GAPCO GmbH & Co. KG (“GAPCO GmbH”) is GAPCO Management GmbH (“GAPCO Management”). GA LP is controlled by the nine-member Management Committee of GASC MGP, LLC (the “Management Committee”). According to the statement, by virtue of the foregoing, each of the aforementioned parties may be deemed to share voting power and the power to direct the disposition of the securities directly owned by GA BF. Each of the members of the Management Committee disclaims ownership of the securities reported herein except to the extent of his or her pecuniary interest therein. The principal business address of both GAPCO GmbH and GAPCO Management is c/o General Atlantic GmbH, Luitpoldblock, Amiraplatz 3, 80333 Munich, Germany. The principal business address of each of the other aforementioned parties is c/o General Atlantic Service Company, L.P., 55 East 52nd Street, 33rd Floor, New York, NY 10055.
(9)The securities reported in the table consist of: (i) 619,505 shares of our Class A common stock; (ii) 6,437,416 shares of our Class B common stock owned by Jonah Peretti; and (iii) 5,582,414 shares of our Class A common stock beneficially owned by Mr. Peretti. The Voting Agreement (as defined in, and described in further detail, below under “Certain Relationships and Related Party Transactions—Voting Agreement”) provides that Mr. Peretti and such permitted transferees will vote all shares of our common stock beneficially held by such parties in favor of the election to BuzzFeed’s board of directors of certain individuals designated by the Sponsor and, as a result, the Sponsor is deemed to share beneficial ownership of Mr. Peretti’s shares of our common stock. Scott Flanders is the manager of the Sponsor and may be deemed to have shared voting and investment discretion over securities directly owned by the Sponsor. The principal business address of both the Sponsor and Scott Flanders is 14 Elm Place, Suite 206, Rye, NY 10580.
(10)The securities reported in the table consist of: (i) 31,461 shares of our Class A common stock directly held by John S. Johnson III and (ii) 5,550,953 shares of our Class A common stock held by Johnson BF. Mr. Johnson is the sole member of Johnson BF and exercises investment discretion over both the shares he owns directly and the shares held directly by Johnson BF. Pursuant to the Holder Voting Agreement (see “Certain Relationships and Related Party Transactions—Holder Voting Agreement”), Mr. Johnson and Johnson BF have each granted Jonah Peretti an irrevocable proxy to exercise sole voting authority over the aforementioned shares. The principal business address of both Mr. Johnson and Johnson BF is c/o CRM Management, 205 Hudson Street, Suite 1002, New York, NY 10013.
(11)The securities reported in this row consist of the following shares of our Class A common stock: (i) 229,497 underlying vested but unsettled time-based RSUs held by Mr. Baesler which vested on December 4, 2022, but for which settlement has been deferred pursuant to the grant agreement between Mr. Baesler and BuzzFeed; (ii) 71,941 underlying vested but unsettled time-based RSUs held by Mr. Baesler which vested on February 15, 2023, but for which settlement has been deferred pursuant to the grant agreement between Mr. Baesler and BuzzFeed; and (iii) 57,375 shares underlying time-based RSUs which are capable of vesting within 60 days of February 28, 2023.
(12)The securities reported in this row represent shares of our Class A common stock directly beneficially owned by Ms. Acharia as of February 28, 2023.
(13)The securities reported in this row represent shares of our Class A common stock directly beneficially owned by Ms. Amble as of February 28, 2023.
(14)The securities reported in this row consist of: (i) 888,606 shares of our Class A common stock directly beneficially owned by Mr. Coleman; (ii) 7,667 shares underlying warrants exercisable for our Class A common stock; (iii) 13,089 shares of our Class A common stock directly held by The Eloise Marie Coleman 2016 Trust; (iv) 51,722 shares of our Class A common stock directly held by The Benjamin Coleman 2000 Trust; (v) 51,722 shares of our Class A common stock directly held by The Stephen Coleman 2000 Trust; (vi) 13,089 shares of our Class A common stock directly held by The Audrey Amelia Coleman 2014 Trust; (vii) 51,722 shares of our Class A common stock directly held by The Melissa Coleman 2000 Trust; (viii) 12,538 shares of our Class A common stock directly held by The Coleman 2014 Family Trust (together with each of the aforementioned trusts, the “Coleman Trusts”); and (ix) 1,594,854 shares of our Class A common stock underlying vested stock options which are capable of being exercised within 60 days of February 28, 2023. Mr. Coleman’s brother serves as trustee of each of the Coleman Trusts and Mr. Coleman disclaims beneficial ownership of the shares held of record by each of the Coleman Trusts except to the extent of his pecuniary interest therein.
(15)The securities reported in this row consist of: (i) 106,714 shares of our Class A common stock directly beneficially owned by Mr. Kerins as of February 28, 2023; and (ii) the shares held by NEA 13 identified in footnote 2, above.
(16)The securities reported in this row represent shares of our Class A common stock directly beneficially owned by Ms. Rollé as of February 28, 2023.
(17)The securities reported in this row consist of: (i) 1,615,811 shares of our Class A common stock directly beneficially owned by Mr. Rothstein as of February 28, 2023; and (ii) 63,665 shares underlying warrants exercisable for Class A common stock.
(18)This total includes the securities beneficially owned by all of BuzzFeed’s directors and officers, including, without limitation, the securities described in footnotes (4) and (11) through (18). It also includes an additional aggregate 32,003 shares of our Class A common stock underlying RSUs which are capable of vesting within 60 days of February 28, 2023 and 3,507 shares of our Class A common stock underlying stock options which are capable of being acquired within 60 days of February 28, 2023. Other than as stated in footnotes (4) and (11) through (18) above, none of BuzzFeed’s directors or officers is capable of acquiring shares of BuzzFeed’s capital stock within 60 days of February 28, 2023 through the vesting of RSUs or stock option awards.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our Class A common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(#)
	(a)		(b)	(c)
Equity compensation plans approved by security holders
2021 EIP (2)	11,471,451	(3)	6.20	20,163,491	(5)
BuzzFeed, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”)	—	(4)	—	3,856,646	(6)
All shareholder-approved plans	11,471,451		6.20	24,020,137
Equity compensation plans not approved by security holders	—		—	—
Total	11,471,451		6.20	24,020,137
(1)The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(2)The 2021 EIP permits the granting of incentive stock options to our and any of our subsidiaries’ or affiliate’s employees and non-qualified stock options, restricted shares, stock bonus awards, stock appreciation rights, restricted share units, performance shares, and performance units to our and any of our subsidiaries’ or affiliates’ directors, officers, other employees, and consultants.
(3)Includes (a) 7,495,210 shares subject to outstanding RSU awards and (b) 3,976,241 shares subject to outstanding options.
(4)The 2021 ESPP provides our employees and employees of our subsidiaries and affiliates with an opportunity to purchase our Class A common stock. As of the date of this proxy statement, the 2021 ESPP has not yet been implemented by the Company, and shares covered by this plan are only included in the final column of this table.
(5)As of December 31, 2022, there were 20,163,491 shares of Class A common stock available for issuance under the 2021 EIP. Pursuant to the “evergreen” provision in the 2021 EIP, the number of shares reserved for issuance under our 2021 EIP increased automatically by 6,977,162 shares on January 1, 2023 and will increase automatically on the first day of January of each of 2024 through 2031 by the number of shares equal to (b) 5% of the total issued and outstanding shares of our Class A common stock, Class B common stock, and Class C common stock as of the immediately preceding December 31st or (b) a lesser number as may be determined by our board of directors or its compensation committee.
(6)As of December 31, 2022, there were 3,856,646 shares of Class A common stock available for issuance under the 2021 ESPP. Pursuant to the “evergreen” provision in the 2021 ESPP, the number of shares reserved for issuance under our 2021 ESPP increased automatically by 1,395,432 shares on January 1, 2023 and will increase automatically on the first day of January of each of 2024 through 2031 by the number of shares equal to (a) 1% of the total issued and outstanding shares of our Class A common stock, Class B common stock, and Class C common stock as of the immediately preceding December 31st or (b) a lesser number as may be determined by our board of directors or its compensation committee.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In addition to the executive officer and director compensation arrangements discussed above under “Executive Compensation” since December 31, 2021, the following are the only transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.
Content Agreement
In May 2020, BuzzFeed entered into the Certificate of Results and Proceeds with Universal Television, LLC (“UTV”), an affiliate of NBCU, a holder of 5% or more of our Class A common stock, related to the First Look Agreement, dated as of September 29, 2021, between BuzzFeed and UTV, pursuant to which BuzzFeed must submit exclusively to UTV, on a

“first look” basis, certain concepts which BuzzFeed desires to develop or produce, and UTV has the right to identify concepts for projects based on certain BuzzFeed content.
NBCU Commercial Agreement
On June 23, 2021, in connection with the merger agreement pursuant to which the business combination was consummated, and effective as of the closing of the business combination on December 3, 2021, BuzzFeed entered into a Commercial Agreement with NBCU, a holder of 5% or more of our Class A common stock (the “Commercial Agreement”), pursuant to which, among other things: (1) NBCU continues to be entitled to marketing services on BuzzFeed platforms at certain discounted rates; (2) BuzzFeed provides editorial promotion of at least $1.0 million in marketing value during each year of the term of the Commercial Agreement across BuzzFeed’s digital properties at no cost to NBCU, its affiliates and joint ventures and their respective brands; (3) BuzzFeed provides licensed content to NBCU to be made available on an applicable NBCU entity streaming service under certain exclusivity terms during the remainder of the term of the Commercial Agreement; (4) NBCU is the exclusive sales representative for all BuzzFeed inventory, including HuffPost inventory, on Apple News and BuzzFeed endeavored to spend at least $1.0 million during the first year of the term of the Commercial Agreement to promote any of its commerce initiatives; and (5) BuzzFeed provides 200 million impressions per year of the term of the Commercial Agreement to drive traffic from the BuzzFeed platforms and third-party social media platforms to NBCU news properties. The Commercial Agreement will continue to be in effect for a period of three years (i.e., until December 3, 2024), unless earlier terminated by either party in accordance with its terms and conditions, or until terminated by BuzzFeed after NBCU realizes $400.0 million or more in value for the NBCU Base Shares (as defined in the Amended and Restated Escrow Agreement, dated December 3, 2021, among Mr. Peretti and Peretti LLC, as the escrow obligors, NBCU and PNC Bank National Association (the “Amended and Restated Escrow Agreement”)), which has yet to occur

Convertible Note Financing
On June 24, 2021, in connection with the merger agreement pursuant to which the business combination was consummated, BuzzFeed entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 and, in connection with the closing of the business combination on December 3, 2021, BuzzFeed issued, and those investors purchased, those notes (the “Convertible Note Financing”). The convertible notes bear interest at a rate of 8.50% per annum, payable semi-annually, and are convertible into approximately 12,000,000 shares of Class A common stock (or, at BuzzFeed’s election, a combination of cash and our Class A common stock), at an initial conversion price of $12.50, and mature on December 3, 2026.
BuzzFeed may, at its election, force conversion of the convertible notes after the third anniversary of the issuance of the notes (i.e., after December 3, 2024), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of the Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the convertible notes elects to convert its convertible notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the convertible notes, we will be obligated to pay an amount in cash equal to: (1) from the one year anniversary of the issuance of the convertible notes to the two year anniversary of the issuance of the convertible notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to 12 month’s interest on the aggregate principal amount of the convertible notes so converted and (2) from the two year anniversary of the issuance of the convertible notes to the three year anniversary of the issuance of the convertible notes, an amount equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the convertible so converted.
The transaction resulted in gross proceeds to us of $150.0 million. Following the transaction, one of the purchasers of the unsecured convertible notes — RCM LLC — collectively with its affiliates held 5% or more of our Class A common stock assuming conversion of the notes into shares of Class A common stock within 60 days of December 3, 2021. See “Security Ownership of Certain Beneficial Owners and Management” above for more current information about RMC LLC’s beneficial ownership of our common stock.
Voting Agreement
On June 24, 2021, in connection with the merger agreement pursuant to which the business combination was consummated, BuzzFeed, 200 Park Avenue Partners (the “Sponsor”), Mr. Jonah Peretti, and each of his permitted transferees, holding any shares of BuzzFeed capital stock issued and outstanding immediately prior to the closing of the business combination on December 3, 2021 or that held any shares of BuzzFeed common stock immediately following the closing of the business combination (the “Voting Agreement Parties”), entered into a Voting Agreement (the “Voting Agreement”), pursuant to which the Voting Agreement Parties agreed to vote all BuzzFeed common stock held by such party in favor of the following nominees to serve as members of the board of directors of BuzzFeed: (a) one director nominee designated by the Sponsor — currently Adam Rothstein; and (b) two director nominees designated by the mutual agreement of Mr. Jonah Peretti and the Sponsor — currently Greg Coleman and Angel Acharia.
Holder Voting Agreement
On July 21, 2021, BuzzFeed, John Johnson III, Johnson BF, and Mr. Peretti entered into the Holder Voting Agreement (the “Holder Voting Agreement”), pursuant to which Mr. Johnson and Johnson BF agreed to grant to Mr. Peretti an irrevocable proxy to vote or consent as to all of Mr. Johnson’s and Johnson BF’s shares (including any shares Mr. Johnson or Johnson BF acquire following the date of the agreement), in Mr. Peretti’s sole discretion, on all matters submitted to a vote of BuzzFeed’s stockholders or through the solicitation of a written consent of stockholders. Such proxy will terminate upon the following: (a) liquidation, dissolution or winding up of the business operations of BuzzFeed or a Liquidation Event (as defined in Legacy BuzzFeed’s Seventh Amended and Restated Certificate of Incorporation); (b) the execution by BuzzFeed of a general assignment for the benefit of creditors or the appointment of a receiver or trustee to take possession of the property and assets of BuzzFeed; (c) in the sole discretion of Mr. Peretti, the express written consent of Mr. Peretti (which he will be under no obligation to provide); or (d) Mr. Peretti’s death.
Amended and Restated Registration Rights Agreement
On December 3, 2021, in connection with the closing of the business combination, the Sponsor and certain stockholders, including NBCU, New Enterprise Associates, RRE, General Atlantic, and Jonah Peretti, LLC, each of which hold 5% or more of our Class A common stock or Class B common stock, entered into an amended and restated registration rights agreement, pursuant to which, among other things, the parties thereto were granted certain customary registration rights with respect to shares of Class A common stock.
Indemnification Agreements
On December 3, 2021, in connection with the closing of the business combination, we entered into new indemnification agreements with each of our directors, executive officers, and certain other key employees. The indemnification agreements provide that we will indemnify each of our directors, executive officers, and such other key employees against any and all expenses incurred by that director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, our second amended and restated certificate of incorporation, and our restated bylaws.
Our second amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our second amended and restated certificate of incorporation and our restated bylaws also provide the board of directors with discretion to indemnify officers and employees when determined appropriate by the board of directors. In addition, the restated bylaws provide that, to the fullest extent permitted by Delaware law and subject to very limited exceptions, we will advance all expenses incurred by our directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.
Other Transactions
Melissa Bryant-Coleman, the daughter of Greg Coleman, a member of our board of directors, is currently employed by BuzzFeed in a non-executive role. BuzzFeed paid aggregate compensation to Ms. Bryant-Coleman of approximately $182,062 in 2022, comprised of salary, bonuses, matching contributions on her behalf under our 401(k) plan, work-from-home stipends and related gross ups, and group term-life insurance imputed income. Ms. Bryant-Coleman was paid aggregate compensation of approximately $157,861 in 2021, comprised of salary, bonuses, matching contributions on her behalf under our 401(k) plan, work-from-home stipends and related gross ups, and group term-life insurance imputed income.
Policies and Procedures for Related-Person Transactions
Our board of directors has adopted a written related-party transactions policy that conforms with the requirements for issuers having securities listed on Nasdaq and is intended to comply with the requirements of Item 404(b) of Regulation S-K. Under the policy, our audit committee serves as the approval authority for related party transactions, provided that, if the related party is, or is associated with, a member of the audit committee, our nominating, corporate governance, and corporate responsibility committee will serve as the approval authority for such transaction. Any transaction that we intend to undertake with a related party, irrespective of the amounts involved, that has not been pre-approved pursuant to the policy (e.g., director compensation) or otherwise by the approval authority, must be submitted to the Chief Legal Officer. The Chief Legal Officer will refer to the approval authority any related party transaction he or she determines should be considered for evaluation by the approval authority consistent with the policy. In addition, if the Chief Legal Officer becomes aware of a transaction with a related party that has not been previously approved or previously ratified under the policy that required such approval, the transaction will be submitted promptly to the approval authority for review. In deciding whether to approve a proposed transaction, or to ratify, amend or terminate an existing transaction, the approval authority may take into account any relevant information and considerations, including, if the related party is a a director, the impact on his or her independence. In addition, the approval authority may impose such conditions as it deems appropriate on us or on the related party in connection with approving the proposed transaction.
Independence of Directors
Our board of directors conducts an annual review of the independence of our directors. Based on information provided by each director concerning their background, employment and affiliations, our board of directors determined that Angela Acharia, Joan Amble, Patrick Kerins, Janet Rollé, and Adam Rothstein, representing five of our seven directors, are “independent directors” as defined under the applicable rules, regulations, and listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”), and the applicable rules and regulations promulgated by the SEC. Our board of directors has also determined that all members of our audit committee, compensation committee, and nominating, corporate governance, and corporate responsibility committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees.
The listing rules of Nasdaq generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of our audit, compensation, and nominating, corporate governance, and corporate responsibility committees be independent.
In addition, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 of the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. In accordance with standard policy, Deloitte will periodically rotate the individuals who are responsible for our audit.
During the fiscal years ended December 31, 2021 and 2022, fees for services provided by Deloitte were as follows:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2022
Service Type
Audit fees(1)	$4,694,104	$2,728,393
Audit-related fees(2)	—	14,600
Tax fees(3)	28,320	5,916
Other fees(4)	4,126	—
Total fees	$4,726,550	$2,748,909
(1)“Audit fees” include professional services rendered in connection with the audit of our consolidated financial statements, the review of our interim condensed consolidated financial statements and for services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)“Audit-related fees” include professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” For the fiscal year-ended December 31, 2022, these fees included permissible accounting advisory services for BuzzFeed Japan.

(3)“Tax fees” include professional services rendered in connection with tax compliance, tax advice, and tax planning, and consist of preparation of original and amended Good and Services Tax refund claims and other indirect tax compliance services in India.
(4)“Other fees” include all other fees for products and services that are not included in the above categories and consists of licenses obtained for an online accounting research tool.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided to us by the independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
All of the services relating to the fees described in the table above were approved by our audit committee.
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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 24, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	8-K	2.1	6/24/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	S-4/A	2.2	10/29/2021
2.3†*	Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.2	7/30/2021
2.4	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.3	7/30/2021
3.1	Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc.	8-K	3.1	12/9/2021
3.2	Certificate of Change of Registered Agent and/or Registered Office, dated as of March 13, 2023	8-K	3.1	3/15/2023
3.3	Restated Bylaws of BuzzFeed, Inc.	8-K	3.2	12/9/2021
4.1	Specimen Common Stock Certificate.	S-4/A	4.1	10/1/2021
4.2	Specimen Warrant Certificate.	S-1/A	4.3	1/6/2021

4.3	Indenture, dated December 3, 2021, by and between BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.3	12/9/2021
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.4	12/9/2021
4.5	Description of Registrant’s Securities.
10.1	Amended and Restated Registration Rights Agreement, dated as of December 3, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.) and the other parties thereto.	8-K	10.1	12/9/2021
10.2	Warrant Agreement, dated January 11, 2021, by and between BuzzFeed, Inc. (f//k/a 890 5th Avenue Partners, Inc.) and Continental Stock Transfer & Trust Company.	8-K	4.1	1/15/2021
10.3	Form of Note Subscription Agreement, dated June 24, 2021, by and between 890 5th Avenue Partners, Inc., and the undersigned subscribers party thereto.	S-4	10.2	7/30/2021
10.4	Registration Rights Agreement, dated December 3, 2021, by and among BuzzFeed, Inc. and the convertible noteholders party thereto.	8-K	10.4	12/9/2021
10.5	Holder Voting Agreement, dated July 21, 2021, by and among BuzzFeed, Inc., Jonah Peretti, John Johnson III, and Johnson BF, LLC.	S-4	10.9	7/30/2021
10.6	Voting Agreement, dated as June 24, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.), 200 Park Avenue Partners, LLC, as the Sponsor, and Jonah Peretti and each of his permitted transferees pursuant to Section 10.2 of the Voting Agreement.	8-K	10.8	12/9/2021
10.7	2021 Equity Incentive Plan.	S-8	99.1	2/8/2022
10.8‡	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	8-K	10.10	12/9/2021
10.9‡	Form of RSU Agreement under the 2021 Equity Incentive Plan.	8-K	10.11	12/9/2021
10.10‡	Form of Stock Option Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.12	12/9/2021
10.11‡	Form of RSU Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.13	12/9/2021
10.12‡	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan.	8-K	10.14	12/9/2021
10.13‡	2021 Employee Stock Purchase Plan.	8-K	10.15	12/9/2021
10.14‡	Form of Indemnification Agreement.	8-K	10.16	12/9/2021
10.15‡	Offer Letter, dated as of March 25, 2022, between Buzzfeed, Inc. and Marcela Martin.	8-K	10.1	5/6/2022
10.16‡	Amendment to Offer Letter, dated as of August 4, 2022, between Buzzfeed, Inc. and Marcela Martin.	8-K	10.0	8/9/2022
10.17	Amended and Restated Escrow Agreement, dated December 3, 2021, by and among NBCUniversal Media, LLC, Jonah Peretti, Jonah Peretti LLC and PNC Bank, National Association, as escrow agent.	8-K	10.19	12/9/2021
10.18†*	Binding Term Sheet, dated June 23, 2021, by and between NBCUniversal Media, LLC and BuzzFeed, Inc.	S-4/A	10.14	9/8/2021
10.19	Eighth Amended and Restated Investors’ Rights Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc. and the other parties thereto.	S-4	10.8	7/30/2021
10.20†	Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	8-K	10.22	12/9/2021
10.21	Lease, dated December 16, 2014, by and between BuzzFeed, Inc. and 225 Fourth, LLC.	S-4	10.6	7/30/2021
10.22‡	Change in Control and Severance Plan.	8-K	10.1	2/4/2022

10.23	First Amendment, dated December 15, 2022, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	8-K	10.1	12/15/2022
10.24	Sublease, dated July 8, 2022, by and between BuzzFeed Media Enterprises, Inc. and Monday.com, Inc.	8-K	10.1	8/16/2022
10.25‡	Offer Letter, dated as of June 22, 2021, between BuzzFeed, Inc. and Christian Baesler.
10.26‡	BuzzFeed, Inc. Non-Employee Directors Compensation Policy
16.1	Letter from Marcum LLP to the U.S Securities and Exchange Commission dated December 9, 2021.	8-K	16.1	12/9/2021
21.1	List of Subsidiaries.	8-K	21.1	12/9/2021
23.1	Consent of Deloitte & Touche, LLP.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
†    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
*    The Registrant has omitted portions of this Exhibit as permitted under Item 601(b)(1) of Regulation S-K.
‡    Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
#    This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BuzzFeed, Inc.

		By:	/s/ Jonah Peretti
Jonah Peretti Chief Executive Officer (principal executive officer)
Date:	March 16, 2023
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Jonah Peretti and Felicia DellaFortuna, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonah Peretti	Chief Executive Officer and Director	March 16, 2023
Jonah Peretti	(principal executive officer)

/s/ Felicia DellaFortuna	Chief Financial Officer	March 16, 2023
Felicia DellaFortuna	(principal financial officer)

/s/ Daniel Weinstein	Chief Accounting Officer	March 16, 2023
Daniel Weinstein	(principal accounting officer)

/s/ Anjula Acharia	Director	March 16, 2023
Anjula Acharia

/s/ Joan Amble	Director	March 16, 2023
Joan Amble

/s/ Greg Coleman	Director	March 16, 2023
Greg Coleman

/s/ Janet Rollé	Director	March 16, 2023
Janet Rollé

/s/ Patrick Kerins	Director	March 16, 2023
Patrick Kerins

/s/ Adam Rothstein	Director	March 16, 2023
Adam Rothstein