Form 10-Q
period 2023-03-31
BuzzFeed, Inc.
filed 2023-05-10
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to
Commission file number: 001-39877
______________________________________________________________
BuzzFeed, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________________

Delaware	85-3022075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
229 West 43rd Street New York, New York	10036
(Address of principal executive offices)	(Zip Code)
(646) 397-2039
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 8, 2023, there were 133,444,050 shares of the registrant’s Class A common stock outstanding, 6,675,517 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “affect,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would”, and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward looking statements include all matters that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
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
•technological developments including artificial intelligence;
•our success in retaining or recruiting, or changes required in, officers, key employees or directors;
•our business, operations, and financial performance, including expectations with respect to our financial and business performance and the benefits of our restructuring, including financial projections and business metrics, and any underlying assumptions thereunder, future business plans and initiatives, and growth opportunities;
•our future capital requirements and sources and uses of cash, including, but not limited to, our ability to obtain additional capital in the future, any impacts of bank failures or issues in the broader United States (“U.S.”) financial system, any restrictions imposed by our debt facilities, and any restrictions on our ability to access our cash and cash equivalents;
•expectations regarding future acquisitions, partnerships, or other relationships with third parties;
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
•our ability to maintain the listing of our Class A common stock and warrants on the Nasdaq Stock Market LLC; and
•other factors detailed under the section entitled “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$49,947	$55,774
Accounts receivable (net of allowance for doubtful accounts of $2,229 as at March 31, 2023 and $1,879 as at December 31, 2022)	72,363	116,460
Prepaid expenses and other current assets	24,270	26,373
Total current assets	146,580	198,607
Property and equipment, net	16,446	17,774
Right-of-use assets	61,615	66,581
Capitalized software costs, net	20,348	19,259
Intangible assets, net	117,532	121,329
Goodwill	91,632	91,632
Prepaid expenses and other assets	15,138	14,790
Total assets	$469,291	$529,972

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$27,198	$29,329
Accrued expenses	21,992	26,357
Deferred revenue	6,445	8,836
Accrued compensation	18,294	31,052
Current lease liabilities	22,667	23,398
Other current liabilities	5,176	3,900
Total current liabilities	101,772	122,872
Noncurrent lease liabilities	54,269	59,315
Debt	152,281	152,253
Derivative liability	1,185	180
Warrant liabilities	988	395
Other liabilities	430	403
Total liabilities	310,925	335,418

Commitments and contingencies

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 133,258 and 126,387 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14	13
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 6,676 and 6,678 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 0 and 6,478 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	1
Additional paid-in capital	717,191	716,233
Accumulated deficit	(559,190)	(523,063)
Accumulated other comprehensive loss	(2,669)	(1,968)
Total BuzzFeed, Inc. stockholders’ equity	155,347	191,217
Noncontrolling interests	3,019	3,337
Total stockholders’ equity	158,366	194,554
Total liabilities and stockholders’ equity	$469,291	$529,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$67,153	$91,558
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	47,344	60,818
Sales and marketing	15,301	17,803
General and administrative	22,002	32,562
Research and development	3,819	7,192
Depreciation and amortization	8,405	8,481
Total costs and expenses	96,871	126,856
Loss from operations	(29,718)	(35,298)
Other income, net	620	862
Interest expense, net	(5,418)	(4,789)
Change in fair value of warrant liabilities	(593)	(3,416)
Change in fair value of derivative liability	(1,005)	(1,575)
Loss before income taxes	(36,114)	(44,216)
Income tax provision	147	350
Net loss	(36,261)	(44,566)
Net income attributable to the redeemable noncontrolling interest	—	164
Net (loss) income attributable to noncontrolling interests	(260)	164
Net loss attributable to BuzzFeed, Inc.	$(36,001)	$(44,894)

Net loss per Class A, Class B and Class C common share:
Basic	$(0.26)	$(0.33)
Diluted	$(0.26)	$(0.33)
Weighted average common shares outstanding:
Basic	140,704	136,425
Diluted	140,704	136,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(36,261)	$(44,566)
Other comprehensive loss
Foreign currency translation adjustment	(759)	(103)
Other comprehensive loss	(759)	(103)
Comprehensive loss	(37,020)	(44,669)
Comprehensive income attributable to the redeemable noncontrolling interest	—	164
Comprehensive (loss) income attributable to noncontrolling interests	(260)	164
Foreign currency translation adjustment attributable to noncontrolling interests	(58)	—
Comprehensive loss attributable to BuzzFeed, Inc.	$(36,702)	$(44,997)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2023
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	126,387	$13	6,678	$1	6,478	$1	$716,233	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(36,001)	—	(36,001)	(260)	(36,261)
Stock-based compensation	—	—	—	—	—	—	1,122	—	—	1,122	—	1,122
Issuance of common stock in connection with share-based plans	512	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(121)	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Other comprehensive loss	—	—	—	—	—	—	—	—	(701)	(701)	(58)	(759)
Conversion of Class B common stock to Class A common stock	2	—	(2)	—	—	—	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock	6,478	1	—	—	(6,478)	(1)	—	—	—	—	—	—
Balance at March 31, 2023	133,258	$14	6,676	$1	—	$—	$717,191	$(559,190)	$(2,669)	$155,347	$3,019	$158,366

	Three Months Ended March 31, 2022
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net (loss) income	—	—	—	—	—	—	—	(44,894)	—	(44,894)	164	(44,730)
Stock-based compensation	—	—	—	—	—	—	3,940	—	—	3,940	—	3,940
Issuance of common stock upon exercise of stock options	411	1	—	—	—	—	358	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Conversion of Class B common stock to Class A common stock	103	—	(103)	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	116,689	$12	12,294	$1	6,478	$1	$700,167	$(367,000)	$(3,336)	$329,845	$2,208	$332,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(36,261)	$(44,566)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,405	8,481
Unrealized (gain) loss on foreign currency	(958)	142
Stock based compensation	1,122	3,940
Change in fair value of warrants	593	3,416
Change in fair value of derivative liability	1,005	1,575
Amortization of debt discount and deferred issuance costs	1,345	1,154
Deferred income tax	(21)	507
Provision for doubtful accounts	223	574
Unrealized gain on investment	—	(1,260)
Gain on disposition of assets	(175)	—
Non-cash lease expense	5,034	4,690
Changes in operating assets and liabilities:
Accounts receivable	43,837	44,227
Prepaid expenses and other current assets and prepaid expenses and other assets	1,979	2,864
Accounts payable	(95)	(5,741)
Accrued compensation	(12,772)	(10,117)
Accrued expenses, other current liabilities and other liabilities	(5,183)	(4,688)
Lease liabilities	(5,862)	(5,517)
Deferred revenue	(2,395)	1,461
Cash (used in) provided by operating activities	(179)	1,142

Investing activities:
Capital expenditures	(402)	(2,369)
Capitalization of internal-use software	(3,974)	(3,553)
Proceeds from sale of asset	175	—
Cash used in investing activities	(4,201)	(5,922)

Financing activities:
Proceeds from exercise of stock options	29	358
Payment for shares withheld for employee taxes	(193)	—
Payment on Revolving Credit Facility	(1,317)	—
Deferred reverse recapitalization costs	—	(585)
Cash used in financing activities	(1,481)	(227)
Effect of currency translation on cash and cash equivalents	34	(186)
Net decrease in cash and cash equivalents	(5,827)	(5,193)
Cash and cash equivalents at beginning of period	55,774	79,733
Cash and cash equivalents at end of period	$49,947	$74,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Tabular amounts in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s portfolio of iconic, globally-loved brands includes BuzzFeed, HuffPost, Tasty, Complex Networks, and First We Feast. BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
On December 3, 2021, we consummated a business combination (the “Business Combination”) with 890 5th Avenue Partners, Inc. (“890”), certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed”). In connection with the Business Combination, we acquired 100% of the membership interests of CM Partners, LLC. CM Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” Following the closing of the Business Combination, 890 was renamed “BuzzFeed, Inc.”
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 concurrently with the closing of the Business Combination (the “Notes”).
Liquidity
As a digital media company, the Company is subject to certain inherent risks and uncertainties associated with the development of its business. To date, substantially all of the Company’s efforts have been devoted to the growth of its owned and operated properties and portfolio of brands. This includes the Company’s proprietary technology infrastructure, advertising solutions, content creation tools, and more. The Company has invested in the recruitment of key management and technical staff and has acquired certain businesses. These investments have historically been funded by raising outside capital, and as a result of these efforts, the Company has generally incurred significant losses and used net cash outflows from operations since inception — and it may continue to incur such losses and use net cash outflows for the foreseeable future until such time it reaches scale of profitability without needing to rely on funding from outside capital to sustain its operations.
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
As of the date the condensed consolidated financial statements were issued (the “issuance date”), the presence of the following risks and uncertainties associated with the Company’s financial condition may adversely affect our ability to sustain its operations over the next twelve months beyond the issuance date.
•Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and portfolio of brands. During the three months ended March 31, 2023, the Company incurred a net loss of $36.3 million and used net cash flows from its operations of $0.2 million. Additionally, as of March 31, 2023, the Company had unrestricted cash and cash equivalents of $49.9 million available to fund its operations, $2.3 million available under the Company’s $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”) (see Note 9 herein for additional details), and an accumulated deficit of $559.2 million.
•The Company expects to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact its ability to grow revenue over the next twelve months beyond the issuance date.

•The Company continues to be affected by its ongoing efforts to integrate Complex Networks and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize in anticipated benefits and synergies over the next twelve months beyond the issuance date.
•The Company is required to remain in compliance with certain covenants required by the Revolving Credit Facility, which, among others, require it to maintain a minimum of $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, its ability to incur additional indebtedness, pay dividends, hold unpermitted investments or make material changes to the business. While the Company was in compliance with the financial covenants under the Revolving Credit Facility as of March 31, 2023, and it expects to remain in compliance throughout twelve months beyond the issuance date, the Company may be unable to remain in compliance with one or more of these covenants if it is unable to generate net cash inflows from operations or, if necessary, secure additional outside capital. In the event the Company is unable to remain in compliance with one or more of the aforementioned covenants, and it is unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
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
In response to the risks and uncertainties described above, the Company may plan to secure additional outside capital over the next twelve months beyond the issuance date. While the Company has historically been successful in its ability to secure outside capital, as of the issuance date, the Company had no firm commitments of additional outside capital. The Company can provide no assurance it will be able to continue to secure outside capital in the future or do so on terms that are acceptable to it. Furthermore, the Company also plans to continue to closely monitor its cash flow forecast and, if necessary, it will implement certain incremental cost savings to preserve its liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 and 2023 (see Note 19 herein for additional details) or through the reduction of its real estate footprint. While the Company currently expects it will be able to generate sufficient liquidity to fund its operations for the next twelve months beyond the issuance date, it can provide no assurance it will successfully generate such liquidity, or if necessary, secure additional outside capital or implement incremental cost savings.
COVID-19
In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction resulted in increased business uncertainty and significantly impacted the Company’s business and results of operations. While the extent of the impact has generally decreased, the Company continues to monitor the status, and respond to the effects of, the COVID-19 pandemic and its impact on the Company’s business. Future developments regarding COVID-19 continue to be uncertain and difficult to predict. There can be no assurances that future impacts related to COVID-19, including new variants, or other global pandemics will not adversely impact our business, results of operations, financial condition and cash flows in future periods.
2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. As such, the accompanying condensed consolidated financial statements and these related notes should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2022, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The condensed consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ended December 31, 2023.
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
Recently Adopted Accounting Pronouncements
The Company, an emerging growth company (“EGC”) has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, as amended, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2023, the Company adopted this standard using a modified retrospective transition approach, which required a cumulative effect adjustment to the balance sheet as of January 1, 2023. The adoption of this standard did not have a material impact to our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
None.
3. Acquisitions and Dispositions
Complex Networks Acquisition
On December 3, 2021, in conjunction with the Business Combination, the Company completed the acquisition of 100% of the members’ interests of Complex Networks, a publisher of online media content targeting Millennial and Gen Z consumers (the “Complex Networks Acquisition”).
The following table summarizes the fair value of consideration exchanged as a result of the Complex Networks Acquisition:

Cash consideration(1)	$197,966
Share consideration(2)	96,200
Total consideration	$294,166

_________________________________
(1)Includes the cash purchase price of $200.0 million adjusted for certain closing specified liabilities as specified in the Complex Networks Acquisition purchase agreement.
(2)Represents 10,000,000 shares of our Class A common stock at a price of $9.62 per share, which is based on the closing stock price of our Class A common stock on the date on which the Business Combination was consummated.
The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed in connection with the Complex Networks Acquisition. During the year ended December 31, 2022, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected during the year ended December 31, 2022, which is the period in which the adjustments occurred. The adjustments resulted from new information obtained about facts and circumstances that existed as of the acquisition date.

	Preliminary	Measurement Period Adjustments	Final
Cash	$2,881	—	$2,881
Accounts receivable	22,581	11	22,592
Prepaid and other current assets	17,827	281	18,108
Property and equipment	332	(15)	317
Intangible assets	119,100	—	119,100
Goodwill	189,391	(909)	188,482
Accounts payable	(2,661)	—	(2,661)
Accrued expenses	(12,319)	(803)	(13,122)
Accrued compensation	(12,867)	349	(12,518)
Deferred revenue	(5,855)	(48)	(5,903)
Deferred tax liabilities	(22,776)	1,134	(21,642)
Other liabilities	(1,468)	—	(1,468)
Total consideration for Complex Networks	$294,166	$—	$294,166
The table below indicates the estimated fair value of each of the identifiable intangible assets:

	Asset Fair Value	Weighted Average Useful Life (Years)
Trademarks & tradenames	97,000	15
Customer relationships	17,000	4
Developed technology	5,100	3
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
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of March 31, 2023, the Company had $91.6 million of goodwill recorded on its condensed consolidated balance sheet. During the year ended December 31, 2022, the Company recorded a $102.3 million non-cash goodwill impairment charge driven by a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. The Company concluded there were no new impairment triggering events as of and for the three months ended March 31, 2023.

4. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2023	2022
Advertising	$34,248	$48,668
Content	21,618	32,279
Commerce and other	11,287	10,611
Total	$67,153	$91,558
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2023	2022
Revenue:
United States	$62,601	$83,100
International	4,552	8,458
Total	$67,153	$91,558
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by type, but the substantial majority require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (performance precedes the billing date) or deferred revenue (customer payment is received in advance of performance). The Company has determined its contracts generally do not include a significant financing component.
The Company’s contract assets are presented in Prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $8.1 million and $12.1 million at March 31, 2023 and December 31, 2022, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled $6.4 million and $8.8 million at March 31, 2023 and December 31, 2022, respectively.
The amount of revenue recognized during the three months ended March 31, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $2.9 million.
Transaction Price Allocated to Remaining Performance Obligations
The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $1.3 million at March 31, 2023 and is expected to be recognized over the next two years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts; (ii) variable consideration in the form of sales-based royalties; or (iii) variable consideration allocated entirely to wholly unperformed performance obligations.

For each contract, the Company estimates whether it will be subject to variable consideration under the terms of the contract and includes its estimate of variable consideration, subject to constraint, in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
5. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,017	$—	$—	$25,017
Total	$25,017	$—	$—	$25,017
Liabilities:
Derivative liability	$—	$—	$1,185	$1,185
Other non-current liabilities:
Public Warrants	978	—	—	978
Private Warrants	—	10	—	10
Total	$978	$10	$1,185	$2,173

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,154	$—	$—	$1,154
Total	$1,154	$—	$—	$1,154
Liabilities:
Derivative liability	$—	$—	$180	$180
Other non-current liabilities:
Public Warrants	384	—	—	384
Private Warrants	—	11	—	11
Total	$384	$11	$180	$575
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of March 31, 2023 and December 31, 2022 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively), which are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.10 and $0.04 as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.
The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	March 31, 2023	December 31, 2022
Term (in years)	3.7	3.9
Risk-free rate	3.74%	4.11%
Volatility	94.1%	76.6%
The following table represents the activity of the Level 3 instruments:

Derivative Liability
Balance as of December 31, 2022	$180
Change in fair value of derivative liability	1,005
Balance as of March 31, 2023	$1,185
There were no transfers between fair value measurement levels during the three months ended March 31, 2023.
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
As of March 31, 2023 and December 31, 2022, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in Prepaid and other assets on the condensed consolidated balance sheets, was $3.6 million as of March 31, 2023 and December 31, 2022, respectively.
6. Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Leasehold improvements	$50,711	$50,688
Furniture and fixtures	6,158	6,069
Computer equipment	5,898	5,629
Video equipment	792	792
Total	63,559	63,178
Less: Accumulated depreciation	(47,113)	(45,404)
Net Carrying Value	$16,446	$17,774

Depreciation totaled $1.7 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively, included in Depreciation and amortization expense.
7. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	March 31, 2023	December 31, 2022
Website and internal-use software	$79,845	$75,871
Less: Accumulated amortization	(59,497)	(56,612)
Net Carrying Value	$20,348	$19,259
The Company capitalized $4.0 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively, included in Capitalized software costs. The Company amortized $2.9 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, included in Depreciation and amortization expense.
8. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	March 31, 2023				December 31, 2022
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	1	$10,600	$6,163	$4,437	2	$10,600	$5,279	$5,321
Trademarks and Trade Names	14	111,000	10,606	100,394	14	111,000	8,756	102,244
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	3	17,000	5,667	11,333	3	17,000	4,604	12,396
Total		$139,968	$22,436	$117,532		$139,968	$18,639	$121,329
With respect to intangible assets, the Company amortized $3.8 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively, included in Depreciation and amortization expense.
Estimated future amortization expense as of March 31, 2023 is as follows (in thousands):

Remainder of 2023	$11,388
2024	13,438
2025	11,296
2026	7,400
2027	7,400
Thereafter	65,242
Total	$116,164
9. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. The Company incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of the Company’s Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary's receivables in the calculation of the borrowing base under the Revolving Credit Facility.
The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenants under such facility as of March 31, 2023.
Borrowings under the Revolving Credit Facility bear interest at the SOFR rate, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (8.49% at March 31, 2023), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.
The Company had outstanding borrowings of $32.2 million and $33.5 million at March 31, 2023 and December 31, 2022, respectively. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at March 31, 2023 and December 31, 2022, and the total unused borrowing capacity was $2.3 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $0.3 million and $0.4 million, respectively, of costs in connection with the issuance of debt included in Prepaid and other assets in the condensed consolidated balance sheet.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with closing of the the Business Combination, the Company issued, and those investors purchased, the Notes. The Notes bear interest at a rate of 8.50% per annum, payable semi-annually, are convertible into approximately 12,000,000 shares of our Class A common stock (or, at the Company’s election, a combination of cash and our Class A common stock), at an initial conversion price of $12.50, and mature on December 3, 2026.
The Company may, at its election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes (i.e., between December 3, 2022 and December 3, 2024), the Company will be obligated to pay an amount equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount in cash equal to 18 month’s interest declining ratably on a monthly basis to 12 month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.

Each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Notes held by such holder (i) at any time after the third anniversary of the date on which the Business Combination was consummated, at a price equal to par plus accrued and unpaid interest; or (ii) at any time upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), at a price equal to 101% of par plus accrued and unpaid interest.
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
Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $4.5 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively, of which amortization of the debt discount and issuance costs comprised $1.4 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
The net carrying amount of the Notes as of March 31, 2023 and December 31, 2022 was:

	March 31, 2023	December 31, 2022
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(29,907)	(31,252)
Net carrying value	$120,093	$118,748
The fair value of the Notes was approximately $98.1 million and $99.8 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Notes was estimated using Level 3 inputs.
10. Redeemable Noncontrolling Interest
The redeemable noncontrolling interest represented BuzzFeed Japan, which was held by Yahoo Japan. On May 17, 2022, Yahoo Japan transferred its interests in BuzzFeed Japan to other third parties. The agreements with the third parties do not contain any put rights. As such, on May 17, 2022, the Company reclassified the former redeemable noncontrolling interest to nonredeemable noncontrolling interest that is presented within Stockholders’ equity permanent equity on the Company’s condensed consolidated balance sheet, with no adjustment to the prior periods presented.
The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2023	2022
Balance as of January 1,	$—	$2,294
Allocation of net income	—	164
Balance as of March 31,	$—	$2,458
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of March 31, 2023 or December 31, 2022.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,976	$6.20	3.80	$—
Granted	—	—	—	—
Exercised	(34)	0.86	—	—
Forfeited	(52)	4.97	—	—
Expired	(95)	4.06	—	—
Balance as of March 31, 2023	3,795	$6.31	3.53	$6
Expected to vest at March 31, 2023	3,795	$6.31	3.53	$6
Exercisable at March 31, 2023	3,216	$6.47	2.59	$6
As of March 31, 2023, the total share-based compensation costs not yet recognized related to unvested stock options was $1.4 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.
Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2022	7,495	$3.59
Granted	—	—
Vested	(360)	4.65
Forfeited	(531)	5.03
Outstanding as of March 31, 2023	6,604	$3.41
As of March 31, 2023, there were approximately $12.2 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation cost included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Cost of revenue, excluding depreciation and amortization	$356	$460
Sales and marketing	569	722
General and administrative	542	2,598
Research and development[1]	(345)	160
Total	$1,122	$3,940
_________________________________
(1) The negative stock-based compensation expense for the three months ended March 31, 2023 for Research and development was due to forfeitures.
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
12. Net Loss Per Share
Net loss per share is computed using the two-class method. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, the exercise of any warrants (including the Public Warrants and the Private Warrants), the conversion of any convertible debt (including the Notes), and the conversion of any convertible preferred stock, in each case only in the periods in which such effect would have been dilutive.
For the three months ended March 31, 2023, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. For the three months ended March 31, 2022, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.
The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(36,261)	$(44,566)
Net income attributable to the redeemable noncontrolling interest	—	164
Net (loss) income attributable to noncontrolling interests	(260)	164
Net loss attributable to holders of Class A, Class B, and Class C common stock	(36,001)	(44,894)
Denominator:
Weighted average common shares outstanding, basic and diluted	140,704	136,425
Net loss per common share, basic and diluted	$(0.26)	$(0.33)

The table below presents the details of securities that were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	3,795	4,355
Restricted stock units	6,604	7,019
Warrants	9,876	9,876
Convertible notes	12,000	12,000
Additionally, the calculation of diluted loss per share excluded 2.5 million RSUs for the three months ended March 31, 2022, for which the related liquidity condition had not been met.
13. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended March 31,
	2023	2022
Income tax provision	$147	$350
Effective tax rate	(0.4)%	(0.8)%
For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
14. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2029. The Company accounts for leases under Accounting Standards Update 2016-02, Leases (Topic 842) (“ASC 842”) by recording right-of-use assets and liabilities. The right-of-use asset represents the Company’s right to use underlying assets for the lease term and the lease liability represents the Company’s obligation to make lease payments under the lease. The Company determines if an arrangement is, or contains, a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term, and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain renewal provisions and other provisions which require the Company to pay taxes, insurance, or maintenance costs.
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
The following illustrates the lease costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$7,447	$7,727
Sublease income	(3,958)	(1,829)
Total lease cost	$3,489	$5,898
All components of total lease cost are recorded within General and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheet related to operating leases:

	March 31, 2023	December 31, 2022
Assets
Right-of-use assets	$61,615	$66,581

Liabilities
Current lease liabilities	22,667	23,398
Noncurrent lease liabilities	54,269	59,315
Total lease liabilities	$76,936	$82,713
Other information related to leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	8,459	8,419

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.23	3.40
Weighted average discount rate	13.79%	13.76%

Maturities of lease liabilities as of March 31, 2023 were as follows:

Year	Operating Leases
Remainder of 2023	$24,386
2024	28,220
2025	25,616
2026	13,044
2027	2,706
Thereafter	1,331
Total lease payments	95,303
Less: imputed interest	(18,367)
Total	$76,936
Sublease receipts to be received in the future under noncancelable subleases as of March 31, 2023 were as follows:

Year	Amount
Remainder of 2023	$11,737
2024	15,538
2025	15,538
2026	4,886
2027	178
Thereafter	—
Total	$47,877

15. Commitments and Contingencies
Guarantees
In September 2018, at the time of its equity investment in a private company, the Company agreed to guarantee the lease of such company’s premises in New York. In October 2020, the investee renewed its lease agreement, and the Company’s prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of March 31, 2023, the maximum amount of the guarantee was $0.7 million, and no liability was recognized with respect to the guarantee.
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
On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable. The complaint seeks declaratory and injunctive relief.
Although the outcome of such matters cannot be predicted with certainty and the impact that the final resolution of such matters will ultimately have on the Company’s condensed consolidated financial statements is not known, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s future results of operations or cash flows.
The Company settled or resolved certain legal matters during the three months ended March 31, 2023 and 2022 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated balance sheets, results of operations or cash flows.
16. Segment Information
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
17. Related Party Transactions
The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”) of $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The Company recognized expenses under contractual obligations from NBCU of $nil and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company had outstanding receivable balances of $1.0 million and $2.2 million from NBCU as of March 31, 2023 and December 31, 2022, respectively. The Company had an outstanding payable balance of $0.2 million to NBCU as of March 31, 2023 (none as of December 31, 2022).
On March 15, 2023, Verizon Ventures LLC (“Verizon”) converted all 6,478,031 shares of Class C common stock into Class A common stock, resulting in Verizon and its affiliates holding more than 5% of our Class A common stock. Verizon is the landlord for the Company’s corporate headquarters (assumed from the acquisition of Complex Networks), and we transact with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $0.1 million for the three months ended March 31, 2023 (none for the three months ended March 31, 2022). The Company recognized expenses under contractual obligations from Verizon of $1.5 million for the three months ended March 31, 2023 and 2022. The Company had no outstanding receivables or payables from or to Verizon as of March 31, 2023 or December 31, 2022.
18. Supplemental Disclosures
Film Costs
The Company had no material capitalized film costs as of March 31, 2023 or December 31, 2022 and had no material amortization of film costs for the three months ended March 31, 2023 or 2022.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $1.5 million as of December 31, 2022 (none as of March 31, 2023). The Company had receivables related to our production tax credits of $3.0 million as of March 31, 2023 and December 31, 2022, included in Prepaid and other current assets in our condensed consolidated balance sheet.
Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
	2023	2022
Cash paid for income taxes, net	$98	$218
Cash paid for interest	970	331
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	20	402
19. Subsequent Events
On April 20, 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the current workforce. The reduction in workforce plan is part of a broader strategic reprioritization across the Company in order to accelerate revenue growth and improve upon profitability and cash flow. The Company expects to incur between $7 million to $11 million of restructuring charges, comprised mainly of severance and related benefit costs. The restructuring actions associated with this charge are expected to be substantially complete and paid by June 30, 2023, with any remaining cash expenditures to be paid by the end of the third quarter 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of BuzzFeed and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, HuffPost, Tasty, Complex Networks, and First We Feast, we are the number one destination for Gen Z and Millennials amongst our competitive set, in terms of time spent, according to Comscore.
BuzzFeed’s mission is to spread truth, joy, and creativity. We are committed to making the Internet better: providing trusted, quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel enable us to create category-leading brands and a deep, two-way connection with our audiences, as well as high-quality content at massive scale and low cost. Working across platforms allows us to adapt content from one platform and innovate around new formats to drive engagement on other platforms. This means we can reach our audiences wherever they are — across our owned and operated properties and the major social media platforms, including Facebook, YouTube, Instagram, TikTok, Snapchat, Twitter, and Apple News. In 2022, our audiences consumed more than 620(1) million hours of content and drove over $500 million in attributable transactions.
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
_________________________________
(1)Includes Facebook. Effective January 1, 2023, we exclude Facebook from our measure of Time Spent. Refer to the “Executive Overview” section below for additional details. Time spent on Facebook, as reported by Facebook, was approximately 184 million hours in 2022.
The Business Combination
On December 3, 2021, we consummated a business combination (the “Business Combination”) by and among 890 5th Avenue Partners, Inc. (“890”), certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed”). In connection with the Business Combination, we acquired 100% of the membership interests of CM Partners, LLC. CM Partners, LLC, together with Complex Media, Inc., is referred to herein as “Complex Networks.” Following the closing of the Business Combination, 890 was renamed “BuzzFeed, Inc.”
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 in connection with with the closing of the Business Combination (the “Notes”). Refer to Note 9 to the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the viral strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction resulted in increased business uncertainty and significantly impacted our business and results of operations. While the extent of the impact has generally decreased, we continue to monitor the status, and respond to the effects of, the COVID-19 pandemic and its impact on our business. Future developments regarding COVID-19 continue to be uncertain and difficult to predict. There can be no assurances that future impacts related to COVID-19, including new variants, or other global pandemics will not adversely impact our business, results of operations, financial condition and cash flows in future periods.
Effects of Inflation and Current Economic Conditions
Uncertainty surrounding macroeconomic factors in the United States (the “U.S.”) and globally characterized by inflationary pressure, rising interest rates, geopolitical issues or otherwise may result in a recession, which could have a material adverse effect on our business. Further, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and rising interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in the first quarter of 2023 and we expect these factors will continue to adversely affect our advertising and content revenue in fiscal year 2023. Please see Part I, Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP
Total revenue	$67,153	$91,558
Loss from operations	$(29,718)	$(35,298)
Net loss	$(36,261)	$(44,566)
Non-GAAP
Adjusted EBITDA(1)	$(20,191)	$(16,764)
Non-Financial
Time Spent(2)	109,164	111,999
_________________________________
(1)See “Reconciliation from Net loss to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. Time Spent for the three months ended March 31, 2023 decreased by 3%. Effective January 1, 2023, we exclude time spent on Facebook from our measure of Time Spent, as our monetization strategy is increasingly focused on advertising on our owned and operated properties, and Facebook now contributes an immaterial amount of advertising revenue. Time Spent on Facebook, as reported by Facebook, was approximately 22 million hours and approximately 72 million hours for the three months ended March 31, 2023 and 2022, respectively, which is not included in Time Spent presented in the table above.
Content Performance Metrics
We use certain metrics to assess the operational and financial performance of our business. Effective January 1, 2023, we have introduced new metrics with respect to our branded content revenue, which represents the majority of our reported content revenue (branded content is further defined within “Components of Results of Operations” below). Specifically, we monitor the performance of our branded content advertisers through retention and average trailing twelve month revenue per branded content advertiser. Net branded content advertiser revenue retention is an indicator of our ability to retain the spend of our existing customers year-over-year, which we view as a reflection of the effectiveness of our services. In addition, we monitor the number of branded content advertisers and the net average branded content advertiser revenue, as defined below, as these metrics provide further details with respect to the majority of our reported content revenue and influence our business planning decisions. Our use of net branded content advertiser revenue retention, branded content advertisers, and net average branded content advertiser revenue have limitations as analytical tools, and investors should not consider them in isolation. Additionally, the aforementioned metrics do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. Pro forma amounts for acquisitions are calculated as if the acquisitions occurred on the first day of the applicable period.
The following table sets forth certain operating metrics for our branded content revenue for the three months ended March 31, 2023 and 2022 (on a trailing twelve month basis):

	Three Months Ended March 31,
	2023	2022
Net branded content advertiser revenue retention(1)	62%	92%
Branded content advertisers(2)	> 90	> 115
Net average branded content advertiser revenue(3)	$1.0	$1.1
_________________________________
(1)Net branded content advertiser revenue retention is calculated by dividing the branded content revenue for the trailing twelve month from the close of the current reporting period, from advertisers who were also advertisers at the close of the same period in the prior year (the “base period”), by the branded content revenue for the trailing twelve month from the close of the base period. This analysis only considers branded content advertisers who spent greater than $250,000 in the trailing twelve months from the close of the base period, and is pro forma for acquisitions. This metric also excludes revenues derived from joint ventures and from deals not included in the branded content definition below. In both periods presented, this represents the significant majority of branded content advertiser revenue. .
(2)Represents the actual number of branded content advertisers, excluding branded content advertisers that spent less than $250,000 during the trailing twelve months at the close of the current reporting period, and is pro forma for acquisitions. This does not mean an included advertiser spent $250,000 in any given quarter.
(3)Represents the net branded content revenue (dollars in millions) generated by branded content customers (as defined in footnote (2) above) during the trailing twelve months at the close of the current reporting period divided by the number of branded content advertisers during that period, and is pro forma for acquisitions. This does not mean an included advertiser spent $250,000 in any given quarter.

Components of Results of Operations
Revenue: The majority of our revenue is generated through the following types of arrangements:
•Advertising: Consists of display, programmatic, and video advertising on our owned and operated sites and applications and social media platforms. The majority of our advertising revenue is monetized on a per-impression basis; however, we also generate revenue from advertising products that are not monetized on a per-impression basis (for example, page takeovers that are monetized on a per-day basis). Advertising revenue is recognized in the period that the related impression or non-impression based metric is delivered. Programmatic impressions on third-party platforms, such as YouTube, are controlled by the individual platforms, and the respective advertising revenue optimization strategies of these platforms have an impact on the number of programmatic impressions that these platforms serve. These optimization strategies change from time to time and have varying impacts on the numbers of programmatic impressions served. Additionally, there is a component of our advertising revenue derived from sources where we are unable to obtain impression data. We generate an immaterial portion of our advertising revenue on platforms excluded from our measurement of Time Spent.
•Content: Includes revenue generated from creating content, including promotional content, and customer advertising (herein referred to as “branded content”). Additionally, includes revenue from feature films and content licensing. Content revenue is recognized when the content, or the related action (click or view), is delivered.
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
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities which is primarily based on the market price of our Public Warrants listed on Nasdaq under the symbol “BZFDW.” Refer to Note 5 to the condensed consolidated financial statements for additional details.

Change in fair value of derivative liability: In December 2021, we issued $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes) that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability.
Income tax provision: Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
Comparison of results for the three months ended March 31, 2023 and 2022
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$67,153	$91,558
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	47,344	60,818
Sales and marketing	15,301	17,803
General and administrative	22,002	32,562
Research and development	3,819	7,192
Depreciation and amortization	8,405	8,481
Total costs and expenses	96,871	126,856
Loss from operations	(29,718)	(35,298)
Other income, net	620	862
Interest expense, net	(5,418)	(4,789)
Change in fair value of warrant liabilities	(593)	(3,416)
Change in fair value of derivative liability	(1,005)	(1,575)
Loss before income taxes	(36,114)	(44,216)
Income tax provision	147	350
Net loss	(36,261)	(44,566)
Net income attributable to the redeemable noncontrolling interest	—	164
Net (loss) income attributable to noncontrolling interests	(260)	164
Net loss attributable to BuzzFeed, Inc.	$(36,001)	$(44,894)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue, excluding depreciation and amortization	$356	$460
Sales and marketing	569	722
General and administrative	542	2,598
Research and development(1)	(345)	160
Total	$1,122	$3,940

_________________________________
(1)The negative stock-based compensation expense for the three months ended March 31, 2023 for Research and development was due to forfeitures.
The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	71%	66%
Sales and marketing	23%	19%
General and administrative	33%	36%
Research and development	6%	8%
Depreciation and amortization	13%	9%
Total costs and expenses	144%	139%
Loss from operations	(44)%	(39)%
Other income, net	1%	1%
Interest expense, net	(8)%	(5)%
Change in fair value of warrant liabilities	(1)%	(4)%
Change in fair value of derivative liability	(1)%	(2)%
Loss before income taxes	(54)%	(49)%
Income tax provision	—%	—%
Net loss	(54)%	(49)%
Net income attributable to the redeemable noncontrolling interest	—%	—%
Net (loss) income attributable to noncontrolling interests	—%	—%
Net loss attributable to BuzzFeed, Inc.	(54)%	(49)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2023	2022
Advertising	34,248	48,668	(30)%
Content	21,618	32,279	(33)%
Commerce and other	11,287	10,611	6%
Total revenue	$67,153	$91,558	(27)%
Advertising revenue decreased by $14.4 million, or 30%, for the three months ended March 31, 2023 driven by an $8.3 million decline in advertising revenues derived from products that are not monetized on a per-impression basis. The remaining decline was driven by a $6.1 million, or 18%, decline in advertising revenue from products monetized on a per-impression basis, which reflects a 14% decline in overall pricing and a 4% decline in the number of programmatic impressions delivered.
Content revenue decreased by $10.7 million, or 33%, for the three months ended March 31, 2023 driven by a decrease in consumer spending in certain client verticals, particularly those in the technology and telecommunications and retail industries due to the broader macroeconomic environment. Additionally,a decrease in the number of branded content advertisers contributed to the year-over-year decline.
Commerce and other remained relatively consistent, with a $0.7 million, or 6%, increase year-over-year.
Cost of revenue:

	Three Months Ended March 31,		% Change
	2023	2022
Cost of revenue	47,344	60,818	(22)%
As a percentage of revenue	71%	66%
Cost of revenue decreased by $13.5 million, or 22%, for the three months ended March 31, 2023 driven by a $6.0 million decrease in variable cost of revenue largely due to the decrease in revenue year-over-year, a $5.9 million decrease in compensation expense reflecting savings from our previous cost savings actions, and a $1.3 million decrease in restructuring expenses.
Sales and marketing:

	Three Months Ended March 31,		% Change
	2023	2022
Sales and marketing	15,301	17,803	(14)%
As a percentage of revenue	23%	19%
Sales and marketing expenses decreased by $2.5 million, or 14%, for the three months ended March 31, 2023 driven by a $2.5 million decrease in compensation expenses.
General and administrative:

	Three Months Ended March 31,		% Change
	2023	2022
General and administrative	22,002	32,562	(32)%
As a percentage of revenue	33%	36%
General and administrative expenses decreased by $10.6 million, or 32%, for the three months ended March 31, 2023 driven by a $4.3 million decrease in transaction-related and public company readiness costs, a $2.1 million increase in sublease income largely associated with the sublease of our former corporate headquarters in the third quarter of 2022, a $2.1 million decrease in stock-based compensation expenses, and a $0.7 million decrease in professional and consulting expenses.
Research and development:

	Three Months Ended March 31,		% Change
	2023	2022
Research and development	3,819	7,192	(47)%
As a percentage of revenue	6%	8%
Research and development expenses decreased by $3.4 million, or 47%, for the three months ended March 31, 2023 driven by a $2.7 million decrease in compensation expenses and a $0.5 million decrease in stock-based compensation expenses.

Depreciation and amortization:

	Three Months Ended March 31,		% Change
	2023	2022
Depreciation and amortization	8,405	8,481	(1)%
As a percentage of revenue	13%	9%
For the three months ended March 31, 2023, depreciation and amortization expenses remained flat with a $0.1 million, or 1%, decrease year-over-year.
Other income, net:

	Three Months Ended March 31,		% Change
	2023	2022
Other income, net	620	862	(28)%
As a percentage of revenue	1%	1%
For the three months ended March 31, 2023, other income, net decreased by $0.2 million, or 28%.
Interest expense, net:

	Three Months Ended March 31,		% Change
	2023	2022
Interest expense, net	(5,418)	(4,789)	13%
As a percentage of revenue	(8)%	(5)%
Interest expense, net increased by $0.6 million, or 13%, for the three months ended March 31, 2023, primarily due to increased interest rates year-over-year coupled with a larger amount outstanding under our Revolving Credit Facility.
Change in fair value of warrant liabilities:

	Three Months Ended March 31,		% Change
	2023	2022
Change in fair value of warrant liabilities	(593)	(3,416)	(83)%
As a percentage of revenue	(1)%	(4)%
We recorded a loss on the change in fair value of warrant liabilities of $0.6 million for the three months ended March 31, 2023 compared to a loss of $3.4 million for the three months ended March 31, 2022.
Change in fair value of derivative liability:

	Three Months Ended March 31,		% Change
	2023	2022
Change in fair value of derivative liability	(1,005)	(1,575)	(36)%
As a percentage of revenue	(1)%	(2)%

We recorded a loss on the change in fair value of derivative liability of $1.0 million for the three months ended March 31, 2023 compared to a loss of $1.6 million for the three months ended March 31, 2022.
Income tax provision:

	Three Months Ended March 31,		% Change
	2023	2022
Income tax provision	147	350	(58)%
As a percentage of revenue	—%	—%

For the three months ended March 31, 2023 and 2022, the Company recorded income tax provisions of $0.1 million and $0.4 million, respectively, related to federal, state, and foreign taxes. The Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

As of March 31, 2023, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on the Company’s income tax provision and net income in the period in which such determination is made.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and the Board of Directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net (loss) income attributable to noncontrolling interests, income tax provision, interest expense, net, other income, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, transaction-related costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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

Reconciliation from Net loss to Adjusted EBITDA
The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net loss	$(36,261)	$(44,566)
Income tax provision	147	350
Interest expense, net	5,418	4,789
Other income, net	(620)	(862)
Depreciation and amortization	8,405	8,481
Stock-based compensation	1,122	3,940
Change in fair value of warrant liabilities	593	3,416
Change in fair value of derivative liability	1,005	1,575
Restructuring(1)	—	1,843
Transaction-related costs(2)	—	2,955
Public company readiness costs(3)	—	1,315
Adjusted EBITDA	$(20,191)	$(16,764)
_________________________________
(1)For the three months ended March 31, 2022, reflects costs associated with the organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
(2)Reflects transaction-related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or contemplated transaction and include professional fees, integration expenses, and certain costs related to integrating and converging information technology systems.
(3)Reflects one-time initial set-up costs associated with the establishment of our public company structure and processes.
Liquidity and Capital Resources
As a digital media company, we are subject to certain inherent risks and uncertainties associated with the development of our business. To date, substantially all of our efforts have been devoted to the growth of our owned and operated properties and portfolio of brands. This includes our proprietary technology infrastructure, advertising solutions, content creation tools, and more. We have invested in the recruitment of key management and technical staff and have acquired certain businesses. These investments have historically been funded by raising outside capital, and as a result of these efforts, we have generally incurred significant losses and used net cash outflows from operations since our inception— and we may continue to incur such losses and use net cash outflows for the foreseeable future until such time we reach a scale of profitability without needing to rely on funding from outside capital to sustain our operations.
In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (“outside capital”). We may continue to rely on outside capital for the foreseeable future. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not necessitate our continued reliance on outside capital.
As of the date the accompanying consolidated financial statements were issued (“issuance date”), the presence of the following risks and uncertainties associated with our financial condition may adversely affect our ability to sustain our operations over the next twelve months beyond the issuance date.
•Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and portfolio of brands. During the three months ended March 31, 2023, we incurred a net loss of $36.3 million and used cash flow from operations of $0.2 million. Additionally, as of

March 31, 2023, we had unrestricted cash and cash equivalents of $49.9 million available to fund our operations, $2.3 million available under our $50.0 million revolving loan and standby letter of credit facility agreement (i.e., the “Revolving Credit Facility”) (see Note 9 to the condensed consolidated financial statements for additional details), and an accumulated deficit of $559.2 million.
•We expect to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact our ability to grow revenue over the next twelve months beyond the issuance date.
•We continue to be affected by our ongoing efforts to integrate Complex Networks and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize in anticipated benefits and synergies over the next twelve months beyond the issuance date.
•We are required to remain in compliance with certain covenants required by the Revolving Credit Facility which, among others, require us to maintain a minimum of $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. While we were in compliance with the financial covenants under the Revolving Credit Facility as of March 31, 2023, and we expect to remain in compliance throughout twelve months beyond the issuance date, we may be unable to remain in compliance with one or more of these covenants if we are unable to generate net cash inflows from operations or, if necessary, secure additional outside capital. In the event we are unable to remain in compliance with one or more of the aforementioned covenants, and we are unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
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
In response to the risks and uncertainties described above, we may plan to secure additional outside capital over the next twelve months beyond the issuance date. While we have historically been successful in our ability to secure outside capital, as of the issuance date, we had no firm commitments of additional outside capital. We can provide no assurance we will be able to continue to secure outside capital in the future or do so on terms that are acceptable to us. Furthermore, we also plan to continue to closely monitor our cash flow forecast and, if necessary, we will implement certain incremental cost savings to preserve our liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 and 2023 (see Note 19 to the condensed consolidated financial statements for additional details) or through the reduction of our real estate footprint. While we currently expect we will be able to generate sufficient liquidity to fund our operations for the next twelve months beyond the issuance date, we can provide no assurance we will successfully generate such liquidity, or if necessary, secure additional outside capital or implement incremental cost savings.
Revolving Credit Facility
We have a $50.0 million revolving loan and letter of credit facility (i.e., the Revolving Credit Facility), maturing in December 2025. The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. We incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of our Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary's receivables in the calculation of the borrowing base under the Revolving Credit Facility. The foregoing summary of the joinder agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. We were in compliance with the financial covenants under such facility as of March 31, 2023.
Borrowings under the Revolving Credit Facility bear interest at the SOFR rate, subject to a floor rate of 0.75%, plus a margin of 3.75% to 4.25%, depending on the level of the Company’s utilization of the facility (8.49% at March 31, 2023), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.
The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records, and related assets.
As of March 31, 2023, we had outstanding borrowings of $32.2 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $2.3 million.
Convertible Notes
In connection with the closing of the Business Combination, we issued $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). The Notes bear interest at a rate of 8.50% per annum, payable semi-annually, are convertible into approximately 12,000,000 shares of our Class A common stock (or, our election, a combination of cash and our Class A common stock), at an initial conversion price of $12.50, and mature on December 3, 2026.
We may, at our election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes (i.e., between December 3, 2022 and December 3, 2024), we will be obligated to pay an amount in cash equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to twelve month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to twelve month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which we would otherwise be entitled to force conversion of the Notes, but are not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.
Each holder of a Note will have the right to cause us to repurchase for cash all or a portion of the Notes held by such holder (i) at any time after the third anniversary of the date on which the Business Combination was consummated, at a price equal to par plus accrued and unpaid interest; or (ii) at any time upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), at a price equal to 101% of par plus accrued and unpaid interest.
The indenture governing the Notes includes restrictive covenants that, among other things, limit our ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer intellectual property, or enter into transactions with affiliates.

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(179)	$1,142
Net cash used in investing activities	(4,201)	(5,922)
Net cash used in financing activities	(1,481)	(227)
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $0.2 million compared to net cash provided by operating activities of $1.1 million for the three months ended March 31, 2022. The change was primarily driven by a $1.7 million decrease in net loss, adjusted for non-cash items and a $5.6 million increase in the change in accounts payable. These were partially offset by a $3.9 million decrease in the change in deferred revenue, a $2.7 million decrease in the change in accrued compensation, and a $0.9 million decrease in the change in prepaid expenses and other current assets and prepaid expenses and other assets.
Investing Activities
For the three months ended March 31, 2023, cash used in investing activities was $4.2 million, which consisted of $4.0 million of capital expenditures on internal-use software and $0.4 million of other capital expenditures, partially offset by a $0.2 million gain on the sale of an asset.
For the three months ended March 31, 2022, cash used in investing activities was $5.9 million, which consisted of $3.6 million of expenditures on internal-use software and $2.3 million of other capital expenditures.
Financing Activities
For the three months ended March 31, 2023, cash used in financing activities was $1.5 million, which consisted of $1.3 million repayment on the Revolving Credit Facility and $0.2 million payment for withholding taxes on the vesting of certain RSUs.
For the three months ended March 31, 2022, cash used in financing activities was $0.2 million, which principally consisted of $0.6 million of deferred reverse recapitalization costs, partially offset by proceeds from the exercise of stock options of $0.4 million.
Contractual Obligations
Our principal commitments consist of obligations for office space under non-cancelable operating leases with various expiration dates through 2029 and repayment of borrowings under the Revolving Credit Facility and the Notes. Refer to Note 15 to the condensed consolidated financial statements for additional details.
In September 2018, concurrent with an investment in a private company, we agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and our prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of March 31, 2023, the maximum amount under the guarantee was $0.7 million, and no liability was recognized with respect to the guarantee.
Refer to Note 9, Note 14, and Note 15 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements and related notes in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected.
We consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or judgment is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, or assumptions could have a material impact on our condensed consolidated financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a more complete discussion of our critical accounting policies and estimates.
Recently Adopted and Issued Accounting Pronouncements
Refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company Accounting Election
Section 102 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We are an emerging growth company and have elected to take advantage of the extended transition period. As a result, the condensed consolidated financial statements of BuzzFeed, Inc. may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Specifically, subject to the satisfaction of certain conditions set forth in the JOBS Act, we are not required to, and do not intend to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements; and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation, and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
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
Interest Rate Fluctuation Risk
Our exposure to interest rates relates primarily to the variable interest component on the Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2023 or 2022.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $3.6 million at March 31, 2023 and December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In connection with the audit of our consolidated financial statements as of December 31, 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. BuzzFeed has identified material weaknesses in its internal control over financial reporting that we are currently working to remediate, which relate to: (a) a lack of formalized internal control and segregation of duties in the financial statement close process; (b) ineffective upstream processes for gathering critical data to support formalized assessment and review of certain technical accounting matters; and (c) the selection and development of control activities, including information technology (“IT”) general controls.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Two mass arbitrations (the “Arbitrations”) were initiated before the American Arbitration Association on March 15, 2022 against the Company and certain of its executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation by 91 individuals previously employed by certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed” and the “Claimants”). The Claimants alleged that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the Business Combination, and asserted claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The Claimants sought to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

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
On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable. The complaint seeks declaratory and injunctive relief.

The Company does not believe at this time that the final outcome of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.
For information regarding other legal proceedings in which we are involved, see Note 15 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than as described below, our risk factors have not changed materially since December 31, 2022.
We may not realize the expected financial and operational benefits of our recently announced restructuring plan, and its implementation may negatively impact our business.
On April 20, 2023, we announced plans to reduce expenses by implementing an approximately 15 percent reduction in the current workforce. The reduction in workforce plan is part of a broader strategic reprioritization across the organization in order to accelerate revenue growth and improve upon profitability and cash flow. There can be no assurance that our business will be more efficient or effective than prior to implementation of the plan. In addition, we cannot guarantee that this restructuring will achieve the desired and anticipated benefits within our desired and expected timeframe, and our expectations are subject to many estimates and assumptions, and the actual savings and costs, and the timing for those savings and costs, may vary materially based on factors such as local labor regulations, collective bargaining agreement requirements, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. The implementation of this restructuring plan may also be costly and disruptive to our business or have other negative consequences, such as litigation, attrition beyond our planned reduction in workforce, negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of June 24, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39877) filed on June 24, 2021).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 001-39877) filed on October 29, 2021).

2.3†*
Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 001-39877) filed on July 30, 2021).

2.4
Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 (File No. 001-39877) filed on July 30, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc., (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39877) filed on December 3, 2021).

3.2
Certificate of Change of Registered Agent and/or Registered Office, dated as of March 13, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-39877) filed on March 15, 2021).

3.3	Restated Bylaws of BuzzFeed, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39877) filed on December 9, 2021).
10.1	Greg Coleman Advisor Agreement.
10.2	Joan Amble Advisor Agreement.
10.3
Joinder Agreement, dated May 10, 2022, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.

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
_________________________________
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BuzzFeed, Inc.

		By:	/s/ Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	May 10, 2023