Form 10-Q
period 2023-06-30
BuzzFeed, Inc.
filed 2023-08-09
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 7, 2023, there were 136,875,876 shares of the registrant’s Class A common stock outstanding, 6,675,517 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “affect,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward looking statements include all matters that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
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
•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Stock Market LLC; and
•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors” herein, in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” herein, in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$41,295	$55,774
Accounts receivable (net of allowance for doubtful accounts of $1,747 as at June 30, 2023 and $1,879 as at December 31, 2022)	70,855	116,460
Prepaid expenses and other current assets	22,244	26,373
Total current assets	134,394	198,607
Property and equipment, net	14,892	17,774
Right-of-use assets	56,537	66,581
Capitalized software costs, net	21,509	19,259
Intangible assets, net	113,737	121,329
Goodwill	91,632	91,632
Prepaid expenses and other assets	13,720	14,790
Total assets	$446,421	$529,972

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$37,294	$29,329
Accrued expenses	16,024	26,357
Deferred revenue	6,355	8,836
Accrued compensation	19,960	31,052
Current lease liabilities	22,016	23,398
Other current liabilities	5,037	3,900
Total current liabilities	106,686	122,872
Noncurrent lease liabilities	49,036	59,315
Debt	155,979	152,253
Derivative liability	60	180
Warrant liabilities	593	395
Other liabilities	440	403
Total liabilities	312,794	335,418

Commitments and contingencies

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 136,615 and 126,387 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14	13
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 6,676 and 6,678 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 0 and 6,478 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	1
Additional paid-in capital	720,231	716,233
Accumulated deficit	(587,026)	(523,063)
Accumulated other comprehensive loss	(2,370)	(1,968)
Total BuzzFeed, Inc. stockholders’ equity	130,850	191,217
Noncontrolling interests	2,777	3,337
Total stockholders’ equity	133,627	194,554
Total liabilities and stockholders’ equity	$446,421	$529,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$77,901	$106,760	$145,054	$198,318
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	50,507	61,529	97,851	122,347
Sales and marketing	14,135	18,688	29,436	36,491
General and administrative	21,356	32,565	43,358	65,127
Research and development	3,960	10,253	7,779	17,445
Depreciation and amortization	8,030	8,613	16,435	17,094
Total costs and expenses	97,988	131,648	194,859	258,504
Loss from operations	(20,087)	(24,888)	(49,805)	(60,186)
Other expense, net	(3,675)	(3,440)	(3,055)	(2,578)
Interest expense, net	(5,631)	(5,032)	(11,049)	(9,821)
Change in fair value of warrant liabilities	395	6,775	(198)	3,359
Change in fair value of derivative liability	1,125	4,800	120	3,225
Loss before income taxes	(27,873)	(21,785)	(63,987)	(66,001)
Income tax (benefit) provision	(37)	1,796	110	2,146
Net loss	(27,836)	(23,581)	(64,097)	(68,147)
Net income attributable to the redeemable noncontrolling interest	—	—	—	164
Net income (loss) attributable to noncontrolling interests	—	184	(260)	348
Net loss attributable to BuzzFeed, Inc.	$(27,836)	$(23,765)	$(63,837)	$(68,659)

Net loss per Class A, Class B and Class C common share:
Basic and diluted	$(0.20)	$(0.17)	$(0.45)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	141,950	137,381	141,330	136,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(27,836)	$(23,581)	$(64,097)	$(68,147)
Other comprehensive income (loss)
Foreign currency translation adjustment	57	505	(702)	402
Other comprehensive income (loss)	57	505	(702)	402
Comprehensive loss	(27,779)	(23,076)	(64,799)	(67,745)
Comprehensive income attributable to the redeemable noncontrolling interest	—	—	—	164
Comprehensive income (loss) attributable to noncontrolling interests	—	184	(260)	348
Foreign currency translation adjustment attributable to noncontrolling interests	(242)	(453)	(300)	(453)
Comprehensive loss attributable to BuzzFeed, Inc.	$(27,537)	$(22,807)	$(64,239)	$(67,804)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Six Months Ended June 30, 2023
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	126,387	$13	6,678	$1	6,478	$1	$716,233	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(36,001)	—	(36,001)	(260)	(36,261)
Stock-based compensation	—	—	—	—	—	—	1,122	—	—	1,122	—	1,122
Issuance of common stock in connection with share-based plans	512	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(121)	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Other comprehensive loss	—	—	—	—	—	—	—	—	(701)	(701)	(58)	(759)
Conversion of Class B common stock to Class A common stock	2	—	(2)	—	—	—	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock	6,478	1	—	—	(6,478)	(1)	—	—	—	—	—	—
Balance at March 31, 2023	133,258	$14	6,676	$1	—	$—	$717,191	$(559,190)	$(2,669)	$155,347	$3,019	$158,366
Net loss	—	—	—	—	—	—	—	(27,836)	—	(27,836)	—	(27,836)
Stock-based compensation	—	—	—	—	—	—	2,257	—	—	2,257	—	2,257
Issuance of common stock in connection with share-based plans	1,692	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(51)	—	—	—	—	—	(27)	—	—	(27)	—	(27)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,716	—	—	—	—	—	810	—	—	810	—	810
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	299	299	(242)	57
Balance at June 30, 2023	136,615	$14	6,676	$1	—	$—	$720,231	$(587,026)	$(2,370)	$130,850	$2,777	$133,627

	For the Three and Six Months Ended June 30, 2022
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net (loss) income	—	—	—	—	—	—	—	(44,894)	—	(44,894)	164	(44,730)
Stock-based compensation	—	—	—	—	—	—	3,940	—	—	3,940	—	3,940
Issuance of common stock upon exercise of stock options	411	1	—	—	—	—	358	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Conversion of Class B common stock to Class A common stock	103	—	(103)	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	116,689	$12	12,294	$1	6,478	$1	$700,167	$(367,000)	$(3,336)	$329,845	$2,208	$332,053
Net loss	—	—	—	—	—	—	—	(23,765)	—	(23,765)	184	(23,581)
Stock-based compensation	—	—	—	—	—	—	11,284	—	—	11,284	—	11,284
Issuance of common stock upon exercise of stock options	3,561	—	—	—	—	—	2	—	—	2	—	2
Shares withheld for employee taxes	(434)	—	—	—	—	—	(1,635)	—	—	(1,635)	—	(1,635)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	958	958	(453)	505
Reclassification of noncontrolling interest (see Note 12)	—	—	—	—	—	—	—	—	—	—	2,458	2,458
Conversion of Class B common stock to Class A common stock	5,608	—	(5,608)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	125,424	$12	6,686	$1	6,478	$1	$709,818	$(390,765)	$(2,378)	$316,689	$4,397	$321,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(64,097)	$(68,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,435	17,094
Unrealized (gain) loss on foreign currency	(809)	2,811
Stock based compensation	3,379	15,224
Change in fair value of warrants	198	(3,359)
Change in fair value of derivative liability	(120)	(3,225)
Amortization of debt discount and deferred issuance costs	2,915	2,527
Deferred income tax	341	2,088
Provision for doubtful accounts	(259)	554
Loss (gain) on investment	3,590	(1,260)
Gain on disposition of assets	(175)	—
Non-cash lease expense	10,173	9,727
Changes in operating assets and liabilities:
Accounts receivable	45,871	51,831
Prepaid expenses and other current assets and prepaid expenses and other assets	1,653	(3,216)
Accounts payable	9,889	(1,167)
Accrued compensation	(11,102)	(7,242)
Accrued expenses, other current liabilities and other liabilities	(11,302)	(7,733)
Lease liabilities	(11,822)	(11,592)
Deferred revenue	(2,488)	1,284
Cash used in operating activities	(7,730)	(3,801)

Investing activities:
Capital expenditures	(471)	(2,828)
Capitalization of internal-use software	(7,676)	(6,646)
Proceeds from sale of asset	175	—
Cash used in investing activities	(7,972)	(9,474)

Financing activities:
Proceeds from exercise of stock options	29	360
Payment for shares withheld for employee taxes	(220)	(1,635)
Borrowings on Revolving Credit Facility	2,128	5,000
Payments on Revolving Credit Facility	(1,317)	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuance costs	765	—
Deferred reverse recapitalization costs	—	(585)
Cash provided by financing activities	1,385	3,140
Effect of currency translation on cash and cash equivalents	(162)	(1,409)
Net decrease in cash and cash equivalents	(14,479)	(11,544)
Cash and cash equivalents at beginning of period	55,774	79,733
Cash and cash equivalents at end of period	$41,295	$68,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, tabular amounts and shares in thousands, except per share amounts)
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
As of the date the condensed consolidated financial statements were issued (the “issuance date”), the presence of the following risks and uncertainties associated with the Company’s financial condition may adversely affect our ability to sustain its operations over the next 12 months beyond the issuance date.
•Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and portfolio of brands. During the six months ended June 30, 2023, the Company incurred a net loss of $64.1 million and used net cash flows from its operations of $7.7 million. Additionally, as of June 30, 2023, the Company had unrestricted cash and cash equivalents of $41.3 million available to fund its operations, $0.2 million available under the Company’s $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”) (see Note 9 herein for additional details), and an accumulated deficit of $587.0 million.
•The Company expects to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact its ability to grow revenue over the next 12 months beyond the issuance date.

•The Company continues to be affected by its ongoing efforts to integrate Complex Networks and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize anticipated benefits and synergies over the next 12 months beyond the issuance date.
•The Company is required to remain in compliance with certain covenants required by the Revolving Credit Facility, which, among others, require it to maintain a minimum of $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, its ability to incur additional indebtedness, pay dividends, hold unpermitted investments or make material changes to the business. While the Company was in compliance with the financial covenants under the Revolving Credit Facility as of June 30, 2023, and it expects to remain in compliance throughout 12 months beyond the issuance date, the Company may be unable to remain in compliance with one or more of these covenants if it is unable to generate net cash inflows from operations or, if necessary, secure additional outside capital (including through our at-the-market-offering; see Note 11 herein for additional details). In the event the Company is unable to remain in compliance with one or more of the aforementioned covenants, and it is unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
Due to the risks and uncertainties described above, the Company continues to carefully evaluate its liquidity position. The Company recognizes the significant challenge of maintaining sufficient liquidity to sustain its operations or remain in compliance with one or more of the covenants required by the Revolving Credit Facility for the next 12 months beyond the issuance date. However, notwithstanding its liquidity position as of the issuance date, and while it is difficult to predict its future liquidity requirements with certainty, the Company currently expects it will be able to generate sufficient liquidity to fund its operations over the next 12 months beyond the issuance date.
In response to the risks and uncertainties described above, the Company may plan to secure additional outside capital over the next 12 months beyond the issuance date. While the Company has historically been successful in its ability to secure outside capital, as of the issuance date, the Company had no firm commitments of additional outside capital other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC (see Note 11 herein for additional details). The Company can provide no assurance it will be able to continue to secure outside capital in the future or do so on terms that are acceptable to it, which could be due to future market conditions which are outside of its control. Furthermore, the Company also plans to continue to closely monitor its cash flow forecast and, if necessary, it will implement certain incremental cost savings to preserve its liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 and 2023 (see Note 14 herein for additional details) or through the reduction of its real estate footprint. While the Company currently expects it will be able to generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, it can provide no assurance it will successfully generate such liquidity, or if necessary, secure additional outside capital (including through our at-the-market-offering; see Note 11 herein for additional details) or implement incremental cost savings.
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
Recently Adopted Accounting Pronouncements
The Company, an emerging growth company (“EGC”), has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, as amended, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.
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

Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of June 30, 2023, the Company had $91.6 million of goodwill recorded on its condensed consolidated balance sheet. During the year ended December 31, 2022, the Company recorded a $102.3 million non-cash goodwill impairment charge driven by a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. The Company concluded there were no new impairment triggering events as of and for the three and six months ended June 30, 2023.
4. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advertising	$35,397	$53,224	$69,645	$101,892
Content	31,479	40,284	53,097	72,563
Commerce and other	11,025	13,252	22,312	23,863
Total	$77,901	$106,760	$145,054	$198,318
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
United States	$73,292	$94,152	$135,893	$177,252
International	4,609	12,608	9,161	21,066
Total	$77,901	$106,760	$145,054	$198,318
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
The Company’s contract assets are presented in Prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $7.9 million and $12.1 million at June 30, 2023 and December 31, 2022, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $6.4 million and $8.8 million at June 30, 2023 and December 31, 2022, respectively.
The amount of revenue recognized during the six months ended June 30, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $5.1 million.

Transaction Price Allocated to Remaining Performance Obligations
The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $2.8 million at June 30, 2023 and is generally expected to be recognized over the next one to four years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts; (ii) variable consideration in the form of sales-based royalties; or (iii) variable consideration allocated entirely to wholly unperformed performance obligations.
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
5. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,108	$—	$—	$25,108
Total	$25,108	$—	$—	$25,108
Liabilities:
Derivative liability	$—	$—	$60	$60
Other non-current liabilities:
Public Warrants	587	—	—	587
Private Warrants	—	6	—	6
Total	$587	$6	$60	$653

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,154	$—	$—	$1,154
Total	$1,154	$—	$—	$1,154
Liabilities:
Derivative liability	$—	$—	$180	$180
Other non-current liabilities:
Public Warrants	384	—	—	384
Private Warrants	—	11	—	11
Total	$384	$11	$180	$575
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of June 30, 2023 and December 31, 2022 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively), which are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.06 and $0.04 as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.
The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	June 30, 2023	December 31, 2022
Term (in years)	3.4	3.9
Risk-free rate	4.41%	4.11%
Volatility	90.0%	76.6%
The following table represents the activity of the Level 3 instruments:

Derivative Liability
Balance as of December 31, 2022	$180
Change in fair value of derivative liability	(120)
Balance as of June 30, 2023	$60
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023.
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
As of June 30, 2023 and December 31, 2022, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. During the second quarter of 2023, the aforementioned private company underwent a recapitalization, and the Company received approximately 6,000 shares of common stock in a non-monetary transaction, valued at $nil. Prior to the recapitalization, the carrying value of the investment was $3.6 million, so the difference between the carrying value and fair value was recorded as loss on investment within Other expense, net within our condensed consolidated statement of operations. The total carrying value of the investment, included in Prepaid and other assets on the condensed consolidated balance sheets, was $nil and $3.6 million as of June 30, 2023 and December 31, 2022, respectively.

6. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Leasehold improvements	$50,714	$50,688
Furniture and fixtures	6,322	6,069
Computer equipment	3,054	5,629
Video equipment	792	792
Total	60,882	63,178
Less: Accumulated depreciation	(45,990)	(45,404)
Net Carrying Value	$14,892	$17,774
Depreciation totaled $1.7 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively, included in Depreciation and amortization expense.
7. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	June 30, 2023	December 31, 2022
Website and internal-use software	$83,546	$75,871
Less: Accumulated amortization	(62,037)	(56,612)
Net Carrying Value	$21,509	$19,259
The Company capitalized $3.7 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively, and $7.7 million and $6.6 million for the six months ended June 30, 2023 and 2022, respectively, included in Capitalized software costs. The Company amortized $2.5 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively, and $5.4 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively, included in Depreciation and amortization expense.
8. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	June 30, 2023				December 31, 2022
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	1	$10,600	$7,046	$3,554	2	$10,600	$5,279	$5,321
Trademarks and Trade Names	13	111,000	12,456	98,544	14	111,000	8,756	102,244
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	2	17,000	6,729	10,271	3	17,000	4,604	12,396
Total		$139,968	$26,231	$113,737		$139,968	$18,639	$121,329
With respect to intangible assets, the Company amortized $3.8 million for the three months ended June 30, 2023 and 2022, and $7.6 million and for the six months ended June 30, 2023 and 2022, included in Depreciation and amortization expense.

Estimated future amortization expense as of June 30, 2023 is as follows (in thousands):

Remainder of 2023	$7,592
2024	13,438
2025	11,296
2026	7,400
2027	7,400
Thereafter	65,243
Total	$112,369
9. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. The Company incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of the Company’s Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary's receivables in the calculation of the borrowing base under the Revolving Credit Facility. On June 29, 2023, the Revolving Credit Facility was amended to provide for, among other things: (i) permitted overadvances during the period June 29, 2023 through August 31, 2023; (ii) permitted overadvances of up to $7.4 million; (iii) an increase in the applicable margin only during the overadvance period (ranging from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% starting September 1, 2023); and (iv) a change in the definition of the term “SOFR Index.” The Company incurred $0.2 million of debt issuance fees associated with the June 29, 2023 amendment.
The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenants under such facility as of June 30, 2023.
Borrowings under the Revolving Credit Facility bear interest at the greater of a floor rate of 0.75% or the sum of the rate per annum for the forward-looking term rate for SOFR for a term of one (1) month, plus a margin, which, during the overadvance period ending August 31, 2023, ranges from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% on September 1, 2023, depending on the level of the Company’s utilization of the facility (the interest rate was approximately 9% at June 30, 2023), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.
The Company had outstanding borrowings of $34.3 million and $33.5 million at June 30, 2023 and December 31, 2022, respectively. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at June 30, 2023 and December 31, 2022, and the total unused borrowing capacity was $0.2 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.
The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records, and related assets.

As of June 30, 2023 and December 31, 2022, the Company had $0.5 million and $0.4 million, of costs in connection with the issuance of debt included in Prepaid and other assets in the condensed consolidated balance sheet, respectively.
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
The Company may, at its election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes after the one year anniversary, and prior to the three-year anniversary, of the issuance of the Notes (i.e., between December 3, 2022 and December 3, 2024), the Company will be obligated to pay an amount in cash equal to: (i) from the one year anniversary of the issuance of the Notes to the two year anniversary of the issuance of the Notes, an amount equal to 18 month’s interest declining ratably on a monthly basis to 12 month’s interest on the aggregate principal amount of the Notes so converted and (ii) from the two year anniversary of the issuance of the Notes to the three year anniversary of the issuance of the Notes, an amount equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.
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
Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $4.8 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively, and $9.3 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively, of which amortization of the debt discount and issuance costs comprised $1.6 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $3.0 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively.

The net carrying amount of the Notes as of June 30, 2023 and December 31, 2022 was:

	June 30, 2023	December 31, 2022
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(28,337)	(31,252)
Net carrying value	$121,663	$118,748
The fair value of the Notes was approximately $104.4 million and $99.8 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Notes was estimated using Level 3 inputs.
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
The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2023	2022
Balance as of January 1,	$—	$2,294
Allocation of net income	—	164
Balance as of March 31,	$—	$2,458
Allocation of net (income) loss	—	—
Reclassification to permanent equity	—	(2,458)
Balance as of June 30,	$—	$—
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of June 30, 2023 or December 31, 2022.

Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,976	$6.20	3.80	$—
Granted	51	0.61	—	—
Exercised	(34)	0.86	—	—
Forfeited	(132)	5.18	—	—
Expired	(143)	5.05	—	—
Balance as of June 30, 2023	3,718	$6.25	3.11	$—
Expected to vest at June 30, 2023	3,718	$6.25	3.11	$—
Exercisable at June 30, 2023	3,235	$6.46	2.28	$—
As of June 30, 2023, the total share-based compensation costs not yet recognized related to unvested stock options was $1.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.
Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2022	7,495	$3.59
Granted	8,819	0.63
Vested	(2,052)	4.03
Forfeited	(1,264)	4.60
Outstanding as of June 30, 2023	12,998	$1.41
As of June 30, 2023, there were approximately $12.6 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation cost included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$255	$2,695	$611	$3,155
Sales and marketing	318	1,391	887	2,113
General and administrative	1,612	3,782	2,154	6,380
Research and development[1]	72	3,416	(273)	3,576
Total	$2,257	$11,284	$3,379	$15,224
_________________________________
(1) The negative stock-based compensation expense for the six months ended June 30, 2023 for Research and development was due to forfeitures.
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which the Company may, from time to time, sell up to 13,266,011 shares of its Class A common stock. As of June 30, 2023, the Company sold 1,715,617 shares of its Class A common stock, at an average price of $0.52 per share, for aggregate net proceeds of $0.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes, and the Company has 11,550,394 remaining shares available under the At-The-Market-Offering agreement.
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
For the three and six months ended June 30, 2023, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. For the three and six months ended June 30, 2022, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(27,836)	$(23,581)	$(64,097)	$(68,147)
Net income attributable to the redeemable noncontrolling interest	—	—	—	164
Net income (loss) attributable to noncontrolling interests	—	184	(260)	348
Net loss attributable to holders of Class A, Class B, and Class C common stock	$(27,836)	$(23,765)	(63,837)	(68,659)
Denominator:
Weighted average common shares outstanding, basic and diluted	141,950	137,381	141,330	136,906
Net loss per common share, basic and diluted	$(0.20)	$(0.17)	$(0.45)	$(0.50)
The table below presents the details of securities that were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	3,718	4,235	3,718	4,235
Restricted stock units	12,998	5,958	12,998	3,546
Warrants	9,876	9,876	9,876	9,876
Convertible notes	12,000	12,000	12,000	12,000
Additionally, the calculation of diluted loss per share excluded 2.4 million RSUs for the six months ended June 30, 2022, for which the related liquidity condition had not been met.
13. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax (benefit) provision	$(37)	$1,796	$110	$2,146
Effective tax rate	0.1%	(8.2)%	(0.2)%	(3.3)%
For the three and six months ended June 30, 2023 and 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.

14. Restructuring Costs
On April 20, 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the current workforce. The reduction in workforce plan is part of a broader strategic reprioritization across the Company in order to accelerate revenue growth and improve upon profitability and cash flow. The Company incurred approximately $9.7 million of restructuring costs for the three months ended June 30, 2023, comprised mainly of severance and related benefit costs, of which $5.5 million were included in Cost of revenue, excluding depreciation and amortization, $2.8 million were included in Sales and marketing, $0.6 million were included in General and administrative, and $0.8 million were included in Research and development. As of June 30, 2023, $3.4 million of restructuring costs remain unpaid and are included in Accrued compensation on the condensed consolidated balance sheet. These costs are expected to be paid primarily in the third quarter of 2023.
In March 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. Additionally, in June 2022, as part of a strategic repositioning of BuzzFeed News, the Company entered into a voluntary buyout proposal covering certain desks which was negotiated as part of collective bargaining between the Company and the BuzzFeed News Union. The Company incurred approximately $3.5 million and $5.3 million of restructuring costs for the three and six months ended June 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the three months ended June 30, 2022, $3.1 million were included in Cost of revenue, excluding depreciation and amortization, $0.1 million were included in Sales and marketing, $0.2 million were included in General and administrative, and $0.1 million were included in Research and development. For the six months ended June 30, 2022, approximately $4.4 million were included in Cost of revenue, excluding depreciation and amortization, $0.3 million were included in Sales and marketing, $0.5 million were included in General and administrative, and $0.1 million were included in Research and development.
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
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with Monday.com with respect to substantially all of the Company's then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, Monday.com will pay a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.

The following illustrates the lease costs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$7,615	$7,571	$15,062	$15,168
Sublease income	(3,894)	(1,835)	(7,852)	(3,670)
Total lease cost	$3,721	$5,736	$7,210	$11,498
All components of total lease cost are recorded within General and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheet related to operating leases:

	June 30, 2023	December 31, 2022
Assets
Right-of-use assets	$56,537	$66,581

Liabilities
Current lease liabilities	22,016	23,398
Noncurrent lease liabilities	49,036	59,315
Total lease liabilities	$71,052	$82,713
Other information related to leases was as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	16,905	16,926

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.1	3.4
Weighted average discount rate	13.81%	13.76%
Maturities of lease liabilities as of June 30, 2023 were as follows:

Year	Operating Leases
Remainder of 2023	$15,954
2024	28,238
2025	25,633
2026	13,062
2027	2,724
Thereafter	1,361
Total lease payments	86,972
Less: imputed interest	(15,920)
Total	$71,052

Sublease receipts to be received in the future under noncancelable subleases as of June 30, 2023 were as follows:

Year	Amount
Remainder of 2023	$7,842
2024	15,538
2025	15,538
2026	4,886
2027	178
Thereafter	—
Total	$43,982

16. Commitments and Contingencies
Guarantees
In September 2018, at the time of its equity investment in a private company, the Company agreed to guarantee the lease of such company’s premises in New York. In October 2020, the investee renewed its lease agreement, and the Company’s prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of June 30, 2023, the maximum amount of the guarantee was $0.3 million, and no liability was recognized with respect to the guarantee.
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
On January 17, 2023, the Claimants filed amended statements of claim in the Arbitrations against BuzzFeed Media Enterprises, Inc., a wholly-owned subsidiary of the Company, and Continental Stock Transfer & Trust Corporation, the transfer agent for 890 and later the Company. The amended statements of claim likewise allege that the Claimants were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on the first day of trading following the Business Combination. The Claimants allege claims for breach of contract and the covenant of good faith and fair dealing, misrepresentation, and negligence, and seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief. The parties have cross-moved for summary judgment and a hearing on those motions is pending.
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
The Company settled or resolved certain legal matters during the three and six months ended June 30, 2023 and 2022 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated balance sheets, results of operations or cash flows.
Other Matters
On May 31, 2023, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no effect at this time on the Company’s common stock or warrants, which continue to trade on the Nasdaq Global Market under the symbols “BZFD” and “BZFDW,” respectively.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until November 27, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for at least 10 consecutive business days, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement.
If the Company is not in compliance with the Bid Price Requirement by the Compliance Date, the Company may qualify for a second 180-calendar day compliance period. To qualify, the Company would be required, among other things, to transfer from the Nasdaq Global Market to the Nasdaq Capital Market, to meet the continued listing requirement for the market value of publicly held shares, as well as the standards for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company does not qualify for, or fails to regain compliance during, a second compliance period, then the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, such an appeal would be successful.
The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement.
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

18. Related Party Transactions
The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”) of $0.2 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The Company recognized expenses under contractual obligations from NBCU of $nil and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $nil and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company had outstanding receivable balances of $0.2 million and $2.2 million from NBCU as of June 30, 2023 and December 31, 2022, respectively. The Company had an outstanding payable balance of $0.2 million to NBCU as of June 30, 2023 (none as of December 31, 2022).
On March 15, 2023, Verizon Ventures LLC (“Verizon”) converted all 6,478,031 shares of Class C common stock into Class A common stock, resulting in Verizon and its affiliates holding more than 5% of our Class A common stock. Verizon is the landlord for the Company’s corporate headquarters (assumed from the acquisition of Complex Networks), and we transact with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $nil for the three and six months ended June 30, 2023 and 2022. The Company recognized expenses under contractual obligations from Verizon of $1.5 million for both the three months ended June 30, 2023 and 2022, and $3.0 million for both the six months ended June 30, 2023 and 2022. The Company had no outstanding receivables or payables from or to Verizon as of June 30, 2023 or December 31, 2022.
19. Supplemental Disclosures
Film Costs
Film costs, which were included in Prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	June 30, 2023	December 31, 2022
Individual Monetization:
Feature films in production	$2,099	$—
Total	$2,099	$—
The Company had no material amortization of film costs for the three and six months ended June 30, 2023 or 2022.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $1.5 million as of December 31, 2022 (none as of June 30, 2023). The Company had receivables related to our production tax credits of $3.0 million as of June 30, 2023 and December 31, 2022, included in Prepaid and other current assets in our condensed consolidated balance sheet.
Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
	2023	2022
Cash paid for income taxes, net	$984	$2,059
Cash paid for interest	8,753	7,818
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	123	187
Accrued deferred offering costs	425	—

20. Other Expense, Net
Other expense, net consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Exchange gain (loss)	147	(3,278)	910	(3,501)
(Loss) gain on investment	(3,590)	—	(3,590)	1,260
Other expense	(234)	(182)	(587)	(393)
Other income	2	20	212	56
Total	$(3,675)	$(3,440)	$(3,055)	$(2,578)

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

On May 12, 2022, the board of directors waived the liquidity condition associated with 2.4 million restricted stock units that the Business Combination did not satisfy, permitting them to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expense in the second quarter of 2022. There was no such one-time expense in the current period.
Restructuring
On April 20, 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the current workforce. The reduction in workforce plan is part of a broader strategic reprioritization across the Company in order to accelerate revenue growth and improve upon profitability and cash flow. The Company incurred approximately $9.7 million of restructuring costs for the three months ended June 30, 2023, comprised mainly of severance and related benefit costs, of which $5.5 million were included in Cost of revenue, excluding depreciation and amortization, $2.8 million were included in Sales and marketing, $0.6 million were included in General and administrative, and $0.8 million were included in Research and development.
In March 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. Additionally, in June 2022, as part of a strategic repositioning of BuzzFeed News, the Company entered into a voluntary buyout proposal covering certain desks which was negotiated as part of collective bargaining between the Company and the BuzzFeed News Union. The Company incurred approximately $3.5 million and $5.3 million of restructuring costs for the three and six months ended June 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the three months ended June 30, 2022, $3.1 million were included in Cost of revenue, excluding depreciation and amortization, $0.1 million were included in Sales and marketing, $0.2 million were included in General and administrative, and $0.1 million were included in Research and development. For the six months ended June 30, 2022, approximately $4.4 million were included in Cost of revenue, excluding depreciation and amortization, $0.3 million were included in Sales and marketing, $0.5 million were included in General and administrative, and $0.1 million were included in Research and development.
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
Effects of Inflation and Current Economic Conditions
Uncertainty surrounding macroeconomic factors in the United States (the “U.S.”) and globally characterized by inflationary pressure, rising interest rates, geopolitical issues or otherwise may result in a recession, which could have a material adverse effect on our business. Further, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and rising interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in the first and second quarters of 2023 and we expect these factors will continue to adversely affect our advertising and content revenue in fiscal year 2023. Please see Part I, Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP
Total revenue	$77,901	$106,760	$145,054	$198,318
Loss from operations	$(20,087)	$(24,888)	$(49,805)	$(60,186)
Net loss	$(27,836)	$(23,581)	$(64,097)	$(68,147)
Non-GAAP
Adjusted EBITDA(1)	$(137)	$2,093	$(20,328)	$(14,671)
Non-Financial
Time Spent(2)	96,180	106,227	205,344	218,225
_________________________________
(1)See “Reconciliation from Net loss to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. Time Spent for the three and six months ended June 30, 2023 decreased by 9% and 6%, respectively, consistent with broader industry trends, amongst our competitive set. Effective January 1, 2023, we exclude time spent on Facebook from our measure of Time Spent, as our monetization strategy is increasingly focused on advertising on our owned and operated properties, and Facebook now contributes an immaterial amount of advertising revenue. Time Spent on Facebook, as reported by Facebook, was approximately 15 million hours and 48 million hours for the three months ended June 30, 2023 and 2022, respectively, and 37 million hours and 120 million hours for the six months ended June 30, 2023 and 2022, respectively, which is not included in Time Spent presented in the table above.
Content Performance Metrics
We use certain metrics to assess the operational and financial performance of our business. Effective January 1, 2023, we have introduced new metrics with respect to our branded content revenue, which represents the majority of our reported content revenue (branded content is further defined within “Components of Results of Operations” below). Specifically, we monitor the performance of our branded content advertisers through retention and average trailing 12-month revenue per branded content advertiser. Net branded content advertiser revenue retention is an indicator of our ability to retain the spend of our existing customers year-over-year, which we view as a reflection of the effectiveness of our services. In addition, we monitor the number of branded content advertisers and the net average branded content advertiser revenue, as defined below, as these metrics provide further details with respect to the majority of our reported content revenue and influence our business planning decisions. Our use of net branded content advertiser revenue retention, branded content advertisers, and net average branded content advertiser revenue have limitations as analytical tools, and investors should not consider them in isolation. Additionally, the aforementioned metrics do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. Pro forma amounts for acquisitions are calculated as if the acquisitions occurred on the first day of the applicable period.
The following table sets forth certain operating metrics for our branded content revenue for the three months ended June 30, 2023 and 2022 (on a trailing 12-month basis):

	June 30,
	2023	2022
Net branded content advertiser revenue retention(1)	61%	89%
Branded content advertisers(2)	>90	>120
Net average branded content advertiser revenue(3)	$1.0	$1.0
_________________________________
(1)Net branded content advertiser revenue retention is calculated by dividing the branded content revenue for the trailing 12 month from the close of the current reporting period, from advertisers who were also advertisers at the close of the same period in the prior year (the “base period”), by the branded content revenue for the trailing 12 month from the close of the base period. This analysis only considers branded content advertisers who spent greater than $250,000 in the trailing 12 months from the close of the base period, and is pro forma for acquisitions. This metric also excludes revenues derived from joint ventures and from deals not included in the branded content definition below. In both periods presented, this represents the significant majority of branded content advertiser revenue.
(2)Represents the actual number of branded content advertisers, excluding branded content advertisers that spent less than $250,000 during the trailing 12 months at the close of the current reporting period, and is pro forma for acquisitions. This does not mean an included advertiser spent $250,000 in any given quarter.
(3)Represents the net branded content revenue (dollars in millions) generated by branded content customers (as defined in footnote (2) above) during the trailing 12 months at the close of the current reporting period divided by the number of branded content advertisers during that period, and is pro forma for acquisitions. This does not mean an included advertiser spent $250,000 in any given quarter.

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
Income tax (benefit) provision: Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
Comparison of results for the three and six months ended June 30, 2023 and 2022
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$77,901	$106,760	$145,054	$198,318
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	50,507	61,529	97,851	122,347
Sales and marketing	14,135	18,688	29,436	36,491
General and administrative	21,356	32,565	43,358	65,127
Research and development	3,960	10,253	7,779	17,445
Depreciation and amortization	8,030	8,613	16,435	17,094
Total costs and expenses	97,988	131,648	194,859	258,504
Loss from operations	(20,087)	(24,888)	(49,805)	(60,186)
Other expense, net	(3,675)	(3,440)	(3,055)	(2,578)
Interest expense, net	(5,631)	(5,032)	(11,049)	(9,821)
Change in fair value of warrant liabilities	395	6,775	(198)	3,359
Change in fair value of derivative liability	1,125	4,800	120	3,225
Loss before income taxes	(27,873)	(21,785)	(63,987)	(66,001)
Income tax (benefit) provision	(37)	1,796	110	2,146
Net loss	(27,836)	(23,581)	(64,097)	(68,147)
Net income attributable to the redeemable noncontrolling interest	—	—	—	164
Net income (loss) attributable to noncontrolling interests	—	184	(260)	348
Net loss attributable to BuzzFeed, Inc.	$(27,836)	$(23,765)	$(63,837)	$(68,659)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$255	$2,695	$611	$3,155
Sales and marketing	318	1,391	887	2,113
General and administrative	1,612	3,782	2,154	6,380
Research and development(1)	72	3,416	(273)	3,576
Total	$2,257	$11,284	$3,379	$15,224

_________________________________
(1)The negative stock-based compensation expense for the six months ended June 30, 2023 for Research and development was due to forfeitures.
The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	65%	58%	67%	62%
Sales and marketing	18%	18%	20%	18%
General and administrative	27%	31%	30%	33%
Research and development	5%	10%	5%	9%
Depreciation and amortization	10%	8%	11%	9%
Total costs and expenses	126%	123%	134%	130%
Loss from operations	(26)%	(23)%	(34)%	(30)%
Other expense, net	(5)%	(3)%	(2)%	(1)%
Interest expense, net	(7)%	(5)%	(8)%	(5)%
Change in fair value of warrant liabilities	1%	6	—%	2%
Change in fair value of derivative liability	1%	4	—%	2%
Loss before income taxes	(36)%	(20)%	(44)%	(33)%
Income tax (benefit) provision	—%	2%	—%	1%
Net loss	(36)%	(22)%	(44)%	(34)%
Net income attributable to the redeemable noncontrolling interest	—%	—	—%	—%
Net income (loss) attributable to noncontrolling interests	—%	—	—%	—%
Net loss attributable to BuzzFeed, Inc.	(36)%	(22)%	(44)%	(34)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Advertising	$35,397	$53,224	(33)%	69,645	101,892	(32)%
Content	31,479	40,284	(22)%	53,097	72,563	(27)%
Commerce and other	11,025	13,252	(17)%	22,312	23,863	(6)%
Total revenue	$77,901	$106,760	(27)%	$145,054	$198,318	(27)%
Advertising revenue decreased by $17.8 million, or 33%, for the three months ended June 30, 2023 driven by a $9.5 million, or 25%, decline in advertising revenue from products monetized on a per-impression basis, which reflects a 17% decline in the number of programmatic impressions delivered and an 8% decline in overall pricing. The remaining decline was primarily driven by a decline in advertising revenues derived from products that are not monetized on a per-impression basis.

Advertising revenue decreased by $32.2 million, or 32%, for the six months ended June 30, 2023 driven by a $15.6 million, or 22%, decline in advertising revenue from products monetized on a per-impression basis, which reflects a 11% decrease in overall pricing and a 11% decline in the number of programmatic impressions delivered. We expect these declines in pricing and impressions to continue in the near-term. The remaining decline was primarily driven by a decline in advertising revenues derived from products that are not monetized on a per-impression basis.
Content revenue decreased by $8.8 million, or 22%, for the three months ended June 30, 2023, primarily due to $6.3 million of revenue recognized from feature films during the three months ended June 30, 2022, with no comparable revenue in the current three-month period. Additionally, the decrease in the number of branded content advertisers contributed to the year-over-year decline.
Content revenue decreased by $19.5 million, or 27%, for the six months ended June 30, 2023 driven by a decrease in consumer spending in certain client verticals, particularly those in the technology and telecommunications and retail industries due to the broader macroeconomic environment. Additionally, a decrease in the number of branded content advertisers contributed to the year-over-year decline, as well as the comparison against $6.3 million of revenue recognized from feature films during the six months ended June 30, 2022, with no comparable revenue in the current six-month period.
Commerce and other decreased by $2.2 million, or 17%, and $1.6 million, or 6%, for the three and six months ended June 30, 2023, respectively, principally reflecting the comparative period including a virtual event that took place in the second quarter of 2022 which did not take place in 2023.
Cost of revenue:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Cost of revenue	50,507	61,529	(18)%	97,851	122,347	(20)%
As a percentage of revenue	65%	58%		67%	62%
Cost of revenue decreased by $11.0 million, or 18%, for the three months ended June 30, 2023 driven by a $7.6 million decrease in compensation expense reflecting our previous cost savings actions, a $2.4 million decrease in stock-based compensation expense, a $1.4 million decrease in variable costs of revenue due to changes in the revenue mix, and a $1.1 million decrease in consulting expenses, partially offset by a $2.5 million increase in restructuring expenses.
Cost of revenue decreased by $24.5 million, or 20%, for the six months ended June 30, 2023 driven by a $13.2 million decrease in compensation expense reflecting our previous cost savings actions, a $7.4 million decrease in variable costs of revenue driven by the decline in revenue year-over-year and changes in the revenue mix, a $2.5 million decrease in stock-based compensation expense, and a $1.6 million decrease in consulting and content expenses, partially offset by a $1.2 million increase in restructuring expenses.
Sales and marketing:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Sales and marketing	14,135	18,688	(24)%	29,436	36,491	(19)%
As a percentage of revenue	18%	18%		20%	18%
Sales and marketing expenses decreased by $4.6 million, or 24%, for the three months ended June 30, 2023 driven by a $4.2 million decrease in compensation and related expenses reflecting our previous cost savings actions, a $1.3 million decrease in consulting, research, and marketing and other expenses, and a $1.1 million decrease in stock-based compensation expense, partially offset by a $2.6 million increase in restructuring expenses.
Sales and marketing expenses decreased by $7.1 million, or 19%, for the six months ended June 30, 2023 driven by a $6.8 million decrease in compensation and related expenses reflecting our previous cost savings actions, a $1.2 million decrease in stock-based compensation expense, and a $0.9 million decrease in consulting and research expenses, partially offset by a $2.4 million increase in restructuring expenses.

General and administrative:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
General and administrative	21,356	32,565	(34)%	43,358	65,127	(33)%
As a percentage of revenue	27%	31%		30%	33%
General and administrative expenses decreased by $11.2 million, or 34%, for the three months ended June 30, 2023 driven by a $3.2 million decrease in transaction-related, certain litigation costs, and public company readiness costs that were incurred in the prior year related to the Business Combination, a $2.2 million decrease in stock-based compensation expense, a $2.1 million increase in sublease income largely associated with the sublease of our former corporate headquarters in the third quarter of 2022, a $1.1 million decrease in professional fees, and a $0.9 million decrease in compensation expenses reflecting our previous cost savings actions.
General and administrative expenses decreased by $21.8 million, or 33%, for the six months ended June 30, 2023 driven by a $7.5 million decrease in transaction-related, certain litigation costs, and public company readiness costs that were incurred in the prior year related to the Business Combination, a $4.2 million decrease in stock-based compensation expense, a $4.2 million increase in sublease income largely associated with the sublease of our former corporate headquarters in the third quarter of 2022, a $1.5 million decrease in professional fees, and a $0.8 million decrease in compensation expenses reflecting our previous cost savings actions.
Research and development:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Research and development	3,960	10,253	(61)%	7,779	17,445	(55)%
As a percentage of revenue	5%	10%		5%	9%
Research and development expenses decreased by $6.3 million, or 61%, for the three months ended June 30, 2023 driven by a $3.3 million decrease in stock-based compensation expense and a $3.0 million decrease in compensation expense reflecting our previous cost savings actions.
Research and development expenses decreased by $9.7 million, or 55%, for the six months ended June 30, 2023 driven by a $5.8 million decrease in compensation expense reflecting our previous cost savings actions and a $3.8 million decrease in stock-based compensation expense.
Depreciation and amortization:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Depreciation and amortization	8,030	8,613	(7)%	16,435	17,094	(4)%
As a percentage of revenue	10%	8%		11%	9%
For the three and six months ended June 30, 2023, depreciation and amortization expenses decreased by $0.6 million, or 7%, and a $0.7 million, or 4%, respectively.

Other expense, net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Other expense, net	(3,675)	(3,440)	7%	(3,055)	(2,578)	19%
As a percentage of revenue	(5)%	(3)%		(2)%	(1)%
Other expense, net increased by $0.2 million, or 7%, for the three months ended June 30, 2023 driven by a $3.6 million loss on investment during the three months ended June 30, 2023 (with no comparable loss in the prior-year period), partially offset by net foreign currency losses of $3.3 million (primarily unrealized) recognized during the three months ended June 30, 2022 (with no comparable loss in the current-year period).
Other expense, net increased by $0.5 million, or 19%, for the six months ended June 30, 2023 driven by a $4.9 million change in investment (consisting of a $3.6 million loss on investment during the six months ended June 30, 2023 and a $1.3 million unrealized gain during the six months ended June 30, 2022), partially offset by net foreign currency losses of $3.5 million (primarily unrealized) recognized during the six months ended June 30, 2022 (with no comparable loss in the current-year period).
See Note 5 to the condensed consolidated financial statements for additional information surrounding the loss on investment recorded in the second quarter of 2023.

Interest expense, net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Interest expense, net	(5,631)	(5,032)	12%	(11,049)	(9,821)	13%
As a percentage of revenue	(7)%	(5)%		(8)%	(5)%
Interest expense, net increased by $0.6 million, or 12%, for the three months ended June 30, 2023 driven by increased interest rates year-over-year.
Interest expense, net increased by $1.2 million, or 13%, for the six months ended June 30, 2023 driven by increased interest rates year-over-year, coupled with a larger amount outstanding under the Revolving Credit Facility.
Change in fair value of warrant liabilities:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Change in fair value of warrant liabilities	395	6,775	(94)%	(198)	3,359	(106)%
As a percentage of revenue	1%	6%		—%	2%
For the three and six months ended June 30, 2023, we recorded a gain of $0.4 million and a loss of $0.2 million, respectively, on the change in fair value of warrant liabilities.

Change in fair value of derivative liability:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Change in fair value of derivative liability	1,125	4,800	(77)%	120	3,225	(96)%
As a percentage of revenue	1%	4%		—%	2%
For the three and six months ended June 30, 2023, we recorded a gain of $1.1 million and $0.1 million, respectively, on the change in fair value of the derivative liability.
Income tax (benefit) provision:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Income tax (benefit) provision	(37)	1,796	(102)%	110	2,146	(95)%
As a percentage of revenue	—%	2%		—%	1%

For the three and six months ended June 30, 2023 and 2022, the Company recorded an income tax (benefit) / provision of $(nil) and $0.1 million, respectively, related to federal, state, and foreign taxes. The Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the three and six months ended June 30, 2022, the Company recorded an income tax provision of $1.8 and $2.1 million, respectively, related to federal, state, and foreign taxes. The Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

As of June 30, 2023, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on the Company’s income tax provision and net income in the period in which such determination is made.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and the Board of Directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax (benefit) provision, interest expense, net, other expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, transaction-related costs, certain litigation costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Reconciliation from Net loss to Adjusted EBITDA
The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	(27,836)	(23,581)	$(64,097)	$(68,147)
Income tax (benefit) provision	(37)	1,796	110	2,146
Interest expense, net	5,631	5,032	11,049	9,821
Other expense, net	3,675	3,440	3,055	2,578
Depreciation and amortization	8,030	8,613	16,435	17,094
Stock-based compensation	2,257	11,284	3,379	15,224
Change in fair value of warrant liabilities	(395)	(6,775)	198	(3,359)
Change in fair value of derivative liability	(1,125)	(4,800)	(120)	(3,225)
Restructuring(1)	9,663	3,476	9,663	5,319
Transaction-related costs(2)	—	2,177	—	5,132
Litigation costs(3)	—	1,224	—	1,224
Public company readiness costs(4)	—	207	—	1,522
Adjusted EBITDA	$(137)	$2,093	$(20,328)	$(14,671)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the three and six months ended June 30, 2023 and 2022. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
(2)Reflects transaction-related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or contemplated transaction and include professional fees, integration expenses, and certain costs related to integrating and converging information technology systems.
(3)Reflects costs related to litigation that are outside the ordinary course of our business. We believe it is useful to exclude such charges because we do not consider such amounts to be part of the ongoing operations of our business and because of the singular nature of the claims underlying the matter.
(4)Reflects one-time initial set-up costs associated with the establishment of our public company structure and processes.
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
As of the date the accompanying consolidated financial statements were issued (“issuance date”), the presence of the following risks and uncertainties associated with our financial condition may adversely affect our ability to sustain our operations over the next 12 months beyond the issuance date.
•Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and portfolio of brands. During the six months ended June 30, 2023, we incurred a net loss of $64.1 million and used cash flow from operations of $7.7 million. Additionally, as of June 30, 2023, we had unrestricted cash and cash equivalents of $41.3 million available to fund our operations, $0.2 million available under our $50.0 million revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility) (see Note 9 to the condensed consolidated financial statements for additional details), and an accumulated deficit of $587.0 million.
•We expect to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact our ability to grow revenue over the next 12 months beyond the issuance date.
•We continue to be affected by our ongoing efforts to integrate Complex Networks and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize anticipated benefits and synergies over the next 12 months beyond the issuance date.
•We are required to remain in compliance with certain covenants required by the Revolving Credit Facility which, among others, require us to maintain a minimum of $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. While we were in compliance with the financial covenants under the Revolving Credit Facility as of June 30, 2023, and we expect to remain in compliance throughout 12 months beyond the issuance date, we may be unable to remain in compliance with one or more of these covenants if we are unable to generate net cash inflows from operations or, if necessary, secure additional outside capital (including through our at-the-market-offering described in Note 11 to the condensed consolidated financial statements for additional details). In the event we are unable to remain in compliance with one or more of the aforementioned covenants, and we are unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
Due to the risks and uncertainties described above, we continue to carefully evaluate our liquidity position. We recognize the significant challenge of maintaining sufficient liquidity to sustain our operations or remain in compliance with one or more of the covenants required by the Revolving Credit Facility for the next 12 months beyond the issuance date. However, notwithstanding our liquidity position as of the issuance date, and while it is difficult to predict our future liquidity requirements with certainty, we currently expect we will be able to generate sufficient liquidity to fund our operations over the next 12 months beyond the issuance date.
In response to the risks and uncertainties described above, we may plan to secure additional outside capital over the next 12 months beyond the issuance date. While we have historically been successful in our ability to secure outside capital, as of the issuance date, we had no firm commitments of outside capital other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. (see below for additional details). We can provide no assurance we will be able to continue to secure outside capital in the future or do so on terms that are acceptable to us, which could be due to future market conditions which are outside of our control. Furthermore, we also plan to continue to closely monitor our cash flow forecast and, if necessary, we will implement certain incremental cost savings to preserve our liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 and 2023 (see Note 14 to the condensed consolidated financial statements for additional details) or through the reduction of our real estate footprint. While we currently expect we will be able to generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, we can provide no assurance we will successfully generate such liquidity, or if necessary, secure additional outside capital (including through our at-the-market-offering described below) or implement incremental cost savings.
Revolving Credit Facility
On December 30, 2020, we entered into a three-year $50.0 million revolving loan and letter of credit facility (i.e., the Revolving Credit Facility). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. We incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of our Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary's receivables in the calculation of the borrowing base under the Revolving Credit Facility. On June 29, 2023, the Revolving Credit Facility was amended to provide for, among other things: (i) permitted overadvances during the period June 29, 2023 through August 31, 2023; (ii) permitted overadvances of up to $7.4 million; (iii) an increase in the applicable margin only during the overadvance period (ranging from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% starting September 1, 2023); and (iv) a change in the definition of the term “SOFR Index.” We incurred $0.2 million of debt issuance fees associated with the June 29, 2023 amendment.
The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. We were in compliance with the financial covenants under such facility as of June 30, 2023.
Borrowings under the Revolving Credit Facility bear interest at the greater of a floor rate of 0.75% or the sum of the rate per annum for the forward-looking term rate for SOFR for a term of one (1) month, plus a margin, which, during the overadvance period ending August 31, 2023, ranges from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% on September 1, 2023, depending on the level of the Company’s utilization of the facility (the interest rate was approximately 9% at June 30, 2023), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.

The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records, and related assets.
As of June 30, 2023, we had outstanding borrowings of $34.3 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $0.2 million.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes. The Notes bear interest at a rate of 8.50% per annum, payable semi-annually, are convertible into approximately 12,000,000 shares of our Class A common stock (or, our election, a combination of cash and our Class A common stock), at an initial conversion price of $12.50, and mature on December 3, 2026.
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
Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(7,730)	$(3,801)
Net cash used in investing activities	(7,972)	(9,474)
Net cash provided by financing activities	1,385	3,140
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which we may, from time to time, sell up to 13,266,011 shares of our Class A common stock. As of June 30, 2023, we sold 1,715,617 shares of our Class A common stock, at an average price of $0.52 per share, for aggregate net proceeds of $0.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes, and we have 11,550,394 remaining shares available under the At-The-Market-Offering agreement.
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $7.7 million compared to net cash used in operating activities of $3.8 million for the six months ended June 30, 2022. The change was primarily driven by a $2.5 million increase in net loss, adjusted for non-cash items, a $11.1 million increase in the change in accounts payable, and a $4.9 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets. These were partially offset by a $6.0 million decrease in the change in accounts receivable, a $3.9 million decrease in the change in accrued compensation, a $3.8 million decrease in the change in deferred revenue, and a $3.6 million decrease in the change in accrued expenses, other current liabilities and other liabilities.
Investing Activities
For the six months ended June 30, 2023, cash used in investing activities was $8.0 million, which consisted of $7.7 million of capital expenditures on internal-use software and $0.5 million of other capital expenditures, partially offset by a $0.2 million gain on the sale of an asset.
For the six months ended June 30, 2022, cash used in investing activities was $9.5 million, which consisted of $6.7 million of expenditures on internal-use software and $2.8 million of other capital expenditures.
Financing Activities
For the six months ended June 30, 2023, cash provided by financing activities was $1.4 million, which consisted of $2.1 million of borrowings on the Revolving Credit Facility and $0.8 million of net proceeds from the sale of common stock pursuant to our at-the-market offering after deducting commissions and fees. These were partially offset by a $1.3 million repayment on the Revolving Credit Facility and a $0.2 million payment for withholding taxes on the vesting of certain RSUs.
For the six months ended June 30, 2022, cash provided by financing activities was $3.1 million, which principally consisted of $5.0 million of borrowings under our Revolving Credit Facility and $0.4 million of proceeds from the exercise of stock options, partially offset by the payment of $1.6 million for withholding taxes on the vesting of certain RSUs and $0.6 million of deferred reverse recapitalization costs.
Contractual Obligations
Our principal commitments consist of obligations for office space under non-cancelable operating leases with various expiration dates through 2029 and repayment of borrowings under the Revolving Credit Facility and the Notes. Refer to Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
In September 2018, concurrent with an investment in a private company, we agreed to guarantee the lease of the investee’s premises in New York. In October 2020, the investee renewed its lease agreement, and our prior guarantee was replaced with a new guarantee of up to $5.4 million. The amount of the guarantee is reduced as the investee makes payments under the lease. As of June 30, 2023, the maximum amount under the guarantee was $0.3 million, and no liability was recognized with respect to the guarantee.
Refer to Note 9, Note 15, and Note 16 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Fluctuation Risk
Our exposure to interest rates relates primarily to the variable interest component on the Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2023 or 2022.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $nil and $3.6 million at June 30, 2023 and December 31, 2022. Refer to Note 5 to the condensed consolidated financial statements for additional details.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable. The complaint seeks declaratory and injunctive relief. The parties have cross-moved for summary judgment and a hearing on those motions is pending.

The Company does not believe at this time that the final outcome of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.
For information regarding other legal proceedings in which we are involved, see Note 16 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Our risk factors have not changed materially since March 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit Number	Description
1.1
At The Market Offering Agreement, dated as of June 20, 2023, by and between BuzzFeed, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39877) filed on June 20, 2023).

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

3.2
Certificate of Change of Registered Agent and/or Registered Office, dated as of March 13, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-39877) filed on March 15, 2023).

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on June 1, 2023.
3.4	Restated Bylaws of BuzzFeed, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39877) filed on December 9, 2021).
4.1
First Supplemental Indenture, dated as of July 10, 2023, to the Indenture, dated December 3, 2021 between BuzzFeed, Inc., BuzzFeed Canada, Inc., and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.

10.1
Joinder Agreement, dated May 10, 2023, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC, (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No.001-39877) filed on May 10, 2023).

10.2
Second Amendment, dated June 29, 2023, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39877) filed on June 30, 2023).

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

BuzzFeed, Inc.

		By:	/s/ Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	August 9, 2023