Form 10-Q
period 2023-09-30
BuzzFeed, Inc.
filed 2023-11-03
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 1, 2023, there were 138,228,523 shares of the registrant’s Class A common stock outstanding, 6,675,517 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

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
These risks and uncertainties include, but are not limited to:
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•demand for our products and services or changes in traffic or engagement with our brands and content;
•changes in the business and competitive environment in which we and our current and prospective partners and advertisers operate;
•developments and projections relating to our competitors and the digital media industry, including the overall demand for advertising in the markets in which we operate;
•the impact of national and local economic and other conditions and developments in technology, each of which could influence the levels (rate and volume) of our advertising, the growth of our business, and the implementation of our strategic initiatives;
•our success in integrating and supporting the companies we acquire;
•poor quality broadband infrastructure in certain markets;
•technological developments, including artificial intelligence;
•our success in retaining or recruiting, or changes required with respect to, officers, key employees or directors;
•our business, operations, and financial performance, including expectations with respect to our financial and business performance and the benefits of our restructuring, including financial projections and business metrics, and any underlying assumptions thereunder, future business plans and initiatives, and growth opportunities;
•our future capital requirements and sources and uses of cash, including, but not limited to, our ability to obtain additional capital in the future and the actions we may need to take in order to generate capital to fund our operations, any impacts of bank failures or issues in the broader United States (“U.S.”) or global financial systems, any restrictions imposed by our debt facilities, and any restrictions on our ability to access our cash and cash equivalents;
•expectations regarding future acquisitions, partnerships, or other relationships with third parties;
•developments in the law and government regulation, including, but not limited to, revised foreign content and ownership regulations, and the outcomes of legal proceedings, regulatory disputes and governmental investigations to which we are subject;
•the anticipated impacts of current global supply chain disruptions; the war between Israel and Hamas or further escalation of tensions between Russia and Western countries and the related sanctions and geopolitical tensions, as well as further escalation of trade tensions between the U.S. and China; the inflationary environment; the tight labor market; the continued impact of the COVID-19 pandemic and evolving strains of COVID-19; and other macroeconomic factors on our business and the actions we may take in the future in response thereto;

•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Stock Market LLC; and

•other factors detailed under the section entitled “Risk Factors” herein, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in our Annual Report on Form 10-K for the year ended December 31, 2022.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors” herein, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” herein, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in our Annual Report on Form 10-K for the year ended December 31, 2022. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$42,470	$55,774
Accounts receivable (net of allowance for doubtful accounts of $1,996 as at September 30, 2023 and $1,879 as at December 31, 2022)	60,817	116,460
Prepaid expenses and other current assets	24,320	26,373
Total current assets	127,607	198,607
Property and equipment, net	13,415	17,774
Right-of-use assets	51,162	66,581
Capitalized software costs, net	22,110	19,259
Intangible assets, net	109,941	121,329
Goodwill	91,632	91,632
Prepaid expenses and other assets	15,340	14,790
Total assets	$431,207	$529,972

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$41,610	$29,329
Accrued expenses	17,713	26,357
Deferred revenue	8,273	8,836
Accrued compensation	14,724	31,052
Current lease liabilities	21,312	23,398
Other current liabilities	4,171	3,900
Total current liabilities	107,803	122,872
Noncurrent lease liabilities	43,424	59,315
Debt	157,061	152,253
Derivative liability	30	180
Warrant liabilities	489	395
Other liabilities	445	403
Total liabilities	309,252	335,418

Commitments and contingencies

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 138,201 and 126,387 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14	13
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 6,676 and 6,678 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 0 and 6,478 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	1
Additional paid-in capital	721,980	716,233
Accumulated deficit	(600,748)	(523,063)
Accumulated other comprehensive loss	(1,776)	(1,968)
Total BuzzFeed, Inc. stockholders’ equity	119,471	191,217
Noncontrolling interests	2,484	3,337
Total stockholders’ equity	121,955	194,554
Total liabilities and stockholders’ equity	$431,207	$529,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$73,299	$103,733	$218,353	$302,051
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	39,836	60,989	137,687	183,336
Sales and marketing	10,300	16,317	39,736	52,808
General and administrative	19,080	27,254	62,438	92,381
Research and development	2,815	5,900	10,594	23,345
Depreciation and amortization	8,068	9,198	24,503	26,292
Impairment expense	—	2,160	—	2,160
Total costs and expenses	80,099	121,818	274,958	380,322
Loss from operations	(6,800)	(18,085)	(56,605)	(78,271)
Other expense, net	(1,307)	(2,752)	(4,362)	(5,330)
Interest expense, net	(5,904)	(5,171)	(16,953)	(14,992)
Change in fair value of warrant liabilities	104	(395)	(94)	2,964
Change in fair value of derivative liability	30	300	150	3,525
Loss before income taxes	(13,877)	(26,103)	(77,864)	(92,104)
Income tax provision	55	890	165	3,036
Net loss	(13,932)	(26,993)	(78,029)	(95,140)
Net income attributable to the redeemable noncontrolling interest	—	—	—	164
Net (loss) income attributable to noncontrolling interests	(210)	(137)	(470)	211
Net loss attributable to BuzzFeed, Inc.	$(13,722)	$(26,856)	$(77,559)	$(95,515)

Net loss per Class A, Class B and Class C common share:
Basic and diluted	$(0.09)	$(0.19)	$(0.54)	$(0.69)
Weighted average common shares outstanding:
Basic and diluted	145,053	138,939	142,585	137,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(13,932)	$(26,993)	$(78,029)	$(95,140)
Other comprehensive income (loss)
Foreign currency translation adjustment	511	21	(191)	423
Other comprehensive income (loss)	511	21	(191)	423
Comprehensive loss	(13,421)	(26,972)	(78,220)	(94,717)
Comprehensive income attributable to the redeemable noncontrolling interest	—	—	—	164
Comprehensive (loss) income attributable to noncontrolling interests	(210)	(137)	(470)	211
Foreign currency translation adjustment attributable to noncontrolling interests	(83)	(234)	(383)	(687)
Comprehensive loss attributable to BuzzFeed, Inc.	$(13,128)	$(26,601)	$(77,367)	$(94,405)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Nine Months Ended September 30, 2023
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	126,387	$13	6,678	$1	6,478	$1	$716,233	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(36,001)	—	(36,001)	(260)	(36,261)
Stock-based compensation	—	—	—	—	—	—	1,122	—	—	1,122	—	1,122
Issuance of common stock in connection with share-based plans	512	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(121)	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Other comprehensive loss	—	—	—	—	—	—	—	—	(701)	(701)	(58)	(759)
Conversion of Class B common stock to Class A common stock	2	—	(2)	—	—	—	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock	6,478	1	—	—	(6,478)	(1)	—	—	—	—	—	—
Balance at March 31, 2023	133,258	$14	6,676	$1	—	$—	$717,191	$(559,190)	$(2,669)	$155,347	$3,019	$158,366
Net loss	—	—	—	—	—	—	—	(27,836)	—	(27,836)	—	(27,836)
Stock-based compensation	—	—	—	—	—	—	2,257	—	—	2,257	—	2,257
Issuance of common stock in connection with share-based plans	1,692	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(51)	—	—	—	—	—	(27)	—	—	(27)	—	(27)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,716	—	—	—	—	—	810	—	—	810	—	810
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	299	299	(242)	57
Balance at June 30, 2023	136,615	$14	6,676	$1	—	$—	$720,231	$(587,026)	$(2,370)	$130,850	$2,777	$133,627
Net loss	—	$—	—	$—	—	$—	$—	$(13,722)	$—	$(13,722)	$(210)	$(13,932)
Stock-based compensation	—	$—	—	$—	—	$—	$1,799	$—	$—	$1,799	$—	$1,799
Issuance of common stock in connection with share-based plans	1,590	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Shares withheld for employee taxes	(359)	$—	—	$—	—	$—	$(187)	$—	$—	$(187)		$(187)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	355	$—	—	$—	—	$—	137	$—	$—	$137	$—	$137
Other comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$—	$594	$594	$(83)	$511
Balance at September 30, 2023	138,201	$14	6,676	$1	—	$—	$721,980	$(600,748)	$(1,776)	$119,471	$2,484	$121,955

	For the Three and Nine Months Ended September 30, 2022
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net (loss) income	—	—	—	—	—	—	—	(44,894)	—	(44,894)	164	(44,730)
Stock-based compensation	—	—	—	—	—	—	3,940	—	—	3,940	—	3,940
Issuance of common stock upon exercise of stock options	411	1	—	—	—	—	358	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Conversion of Class B common stock to Class A common stock	103	—	(103)	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	116,689	$12	12,294	$1	6,478	$1	$700,167	$(367,000)	$(3,336)	$329,845	$2,208	$332,053
Net loss	—	—	—	—	—	—	—	(23,765)	—	(23,765)	184	(23,581)
Stock-based compensation	—	—	—	—	—	—	11,284	—	—	11,284	—	11,284
Issuance of common stock upon exercise of stock options	3,561	—	—	—	—	—	2	—	—	2	—	2
Shares withheld for employee taxes	(434)	—	—	—	—	—	(1,635)	—	—	(1,635)	—	(1,635)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	958	958	(453)	505
Reclassification of noncontrolling interest (see Note 12)	—	—	—	—	—	—	—	—	—	—	2,458	2,458
Conversion of Class B common stock to Class A common stock	5,608	—	(5,608)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	125,424	$12	6,686	$1	6,478	$1	$709,818	$(390,765)	$(2,378)	$316,689	$4,397	$321,086
Net loss	—	$—	—	$—	—	$—	$—	$(26,856)	$—	$(26,856)	$(137)	$(26,993)
Stock-based compensation	—	$—	—	$—	—	$—	$3,635	$—	$—	$3,635	$—	$3,635
Issuance of common stock in connection with share-based plans	569	$1	—	$—	—	$—	$—	$—	$—	$1	$—	$1
Shares withheld for employee taxes	(19)	$—	—	$—	—	$—	$(35)	$—	$—	$(35)		$(35)
Other comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$—	$255	$255	$(234)	$21
Conversion of Class B common stock to Class A common stock	8	$—	(8)	$—	—	$—	$—	$—	$—	$—	$—	$—
Balance at September 30, 2022	125,982	$13	6,678	$1	6,478	$1	$713,418	$(417,621)	$(2,123)	$293,689	$4,026	$297,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(78,029)	$(95,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,503	26,292
Unrealized loss on foreign currency	30	4,906
Stock based compensation	5,178	18,859
Change in fair value of warrants	94	(2,964)
Change in fair value of derivative liability	(150)	(3,525)
Amortization of debt discount and deferred issuance costs	4,475	3,863
Deferred income tax	404	1,957
Provision for doubtful accounts	(10)	654
Loss (gain) on investment	3,500	(1,260)
Gain on disposition of assets	(175)	(500)
Non-cash lease expense	15,460	14,962
Impairment expense	—	2,160
Changes in operating assets and liabilities:
Accounts receivable	54,823	50,761
Prepaid expenses and other current assets and prepaid expenses and other assets	(1,540)	(6,469)
Accounts payable	14,421	4,133
Accrued compensation	(16,299)	(9,048)
Accrued expenses, other current liabilities and other liabilities	(10,451)	(3,177)
Lease liabilities	(18,028)	(17,728)
Deferred revenue	(569)	3,367
Cash used in operating activities	(2,363)	(7,897)

Investing activities:
Capital expenditures	(761)	(4,528)
Capitalization of internal-use software	(10,920)	(9,746)
Proceeds from sale of asset	175	500
Cash used in investing activities	(11,506)	(13,774)

Financing activities:
Proceeds from exercise of stock options	29	360
Payment for shares withheld for employee taxes	(407)	(1,670)
Borrowings on Revolving Credit Facility	2,128	5,000
Payments on Revolving Credit Facility	(1,796)	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuance costs	902	—
Deferred reverse recapitalization costs	—	(585)
Cash provided by financing activities	856	3,105
Effect of currency translation on cash and cash equivalents	(291)	(2,031)
Net decrease in cash and cash equivalents	(13,304)	(20,597)
Cash and cash equivalents at beginning of period	55,774	79,733
Cash and cash equivalents at end of period	$42,470	$59,136
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
In order to execute its growth strategy, the Company has historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”). The Company may continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance it will be able to achieve such profitability or generate consistent positive cash flows from operations, or do so in a manner that does not necessitate its continued reliance on outside capital.
As of the date the condensed consolidated financial statements were issued (the “issuance date”), the presence of the following risks and uncertainties associated with the Company’s financial condition may adversely affect our ability to sustain its operations over the next 12 months beyond the issuance date.
•Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and portfolio of brands. During the nine months ended September 30, 2023, the Company incurred a net loss of $78.0 million and used net cash flows from its operations of $2.4 million. Additionally, as of September 30, 2023, the Company had unrestricted cash and cash equivalents of $42.5 million to fund its operations, $0.7 million available under the Company’s $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”) (refer to Note 9 herein for additional details), and an accumulated deficit of $600.7 million.
•The Company expects to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact its ability to grow revenue over the next 12 months beyond the issuance date. For example, the Company has experienced negative impacts on both traffic consumption and client demands.
•The Company continues to be affected by its ongoing efforts to integrate its combined brand portfolio and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize anticipated benefits and synergies over the next 12 months beyond the issuance date.
•The Company is required to remain in compliance with certain covenants required by the Revolving Credit Facility, which, among others, require it to maintain a minimum of $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, its ability to incur additional indebtedness, pay dividends, hold unpermitted investments or make material changes to the business. While the Company was in compliance with the financial covenants under the Revolving Credit Facility as of September 30, 2023, and it expects to remain in compliance throughout 12 months beyond the issuance date, the Company may be unable to remain in compliance with one or more of these covenants if it is unable to generate net cash inflows from operations or, if necessary, secure additional outside capital (including through our at-the-market-offering; refer to Note 11 herein for additional details). In the event the Company is unable to remain in compliance with one or more of the aforementioned covenants, and it is unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
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
In response to the risks and uncertainties described above, the Company may plan to secure additional outside capital over the next 12 months beyond the issuance date. While the Company has historically been successful in its ability to secure outside capital, as of the issuance date, the Company had no firm commitments of additional outside capital other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC (refer to Note 11 herein for additional details). The Company can provide no assurance it will be able to continue to secure outside capital in the future or do so on terms that are acceptable to it, which could be due to future market conditions which are outside of its control. Furthermore, the Company also plans to continue to closely monitor its cash flow forecast and, if necessary, it will implement certain incremental cost savings to preserve its liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 and 2023 (refer to Note 14 herein for additional details) or through the reduction of its real estate footprint. While the Company currently expects it will be able to generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, it can provide no assurance it will successfully generate such liquidity, or if necessary, secure additional outside capital (including through our at-the-market-offering; refer to Note 11 herein for additional details) or implement incremental cost savings.
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
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of September 30, 2023, the Company had $91.6 million of goodwill recorded on its condensed consolidated balance sheet. During the year ended December 31, 2022, the Company recorded a $102.3 million non-cash goodwill impairment charge driven by a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity.
During the three months ended September 30, 2023, the Company identified a further sustained decline in share price whereby the Company’s market capitalization was below the carrying value of its stockholders’ equity. The Company concluded the sustained decline in share price was a triggering event and proceeded with a quantitative goodwill impairment assessment. The quantitative impairment assessment was performed as of September 30, 2023, utilizing an equal weighting of the income and market approaches. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the Company’s single reporting unit under the income approach. The adjusted market capitalization method was used to determine the fair value of the reporting unit under the market approach. The adjusted market capitalization method is calculated by multiplying the average share price of the Company’s common stock for the average between (i) the singular day of September 30, (ii) seven days prior to the measurement date, and (iii) 30 days prior to the measurement date, by the number of outstanding shares of common stock and adding a control premium that reflects the premium a hypothetical buyer might pay. The control premium was estimated using historical transactions over three years. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by more than 10%. As a result, the Company concluded there was no goodwill impairment as of September 30, 2023. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of September 30, 2023.
4. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advertising	$32,589	$50,404	$102,234	$152,296
Content	26,250	38,416	79,347	110,979
Commerce and other	14,460	14,913	36,772	38,776
Total	$73,299	$103,733	$218,353	$302,051
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$66,877	$94,582	$202,770	$272,869
International	6,422	9,151	15,583	29,182
Total	$73,299	$103,733	$218,353	$302,051

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
The Company’s contract assets are presented in Prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $10.0 million and $12.1 million as of September 30, 2023 and December 31, 2022, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in Deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $8.3 million and $8.8 million as of September 30, 2023 and December 31, 2022, respectively.
The amount of revenue recognized during the nine months ended September 30, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $6.3 million.
Transaction Price Allocated to Remaining Performance Obligations
The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $2.4 million as of September 30, 2023 and is generally expected to be recognized over the next one to four years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts; (ii) variable consideration in the form of sales-based royalties; or (iii) variable consideration allocated entirely to wholly unperformed performance obligations.
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
5. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,205	$—	$—	$25,205
Total	$25,205	$—	$—	$25,205
Liabilities:
Derivative liability	$—	$—	$30	$30
Other non-current liabilities:
Public Warrants	484	—	—	484
Private Warrants	—	5	—	5
Total	$484	$5	$30	$519

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,154	$—	$—	$1,154
Total	$1,154	$—	$—	$1,154
Liabilities:
Derivative liability	$—	$—	$180	$180
Other non-current liabilities:
Public Warrants	384	—	—	384
Private Warrants	—	11	—	11
Total	$384	$11	$180	$575
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of September 30, 2023 and December 31, 2022 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively), which are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.05 and $0.04 as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion.
The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

	September 30, 2023	December 31, 2022
Term (in years)	3.2	3.9
Risk-free rate	4.78%	4.11%
Volatility	97.1%	76.6%
The following table represents the activity of the Level 3 instruments:

Derivative Liability
Balance as of December 31, 2022	$180
Change in fair value of derivative liability	(150)
Balance as of September 30, 2023	$30

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023.
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
As of September 30, 2023 and December 31, 2022, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. During the second quarter of 2023, the aforementioned private company underwent a recapitalization, and the Company received approximately 6,000 shares of common stock in a non-monetary transaction, valued at $nil. Prior to the recapitalization, the carrying value of the investment was $3.6 million, so the difference between the carrying value and fair value was recorded as loss on investment within Other expense, net within our condensed consolidated statement of operations. During the third quarter of 2023, the Company exchanged a receivable for a $0.8 million investment in the new capital structure of the aforementioned private company (the Company received approximately 500,000 shares of preferred stock). The total carrying value of the investment, included in Prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million and $3.6 million as of September 30, 2023 and December 31, 2022, respectively.
6. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Leasehold improvements	$50,726	$50,688
Furniture and fixtures	6,351	6,069
Computer equipment	3,108	5,629
Video equipment	808	792
Total	60,993	63,178
Less: Accumulated depreciation	(47,578)	(45,404)
Net Carrying Value	$13,415	$17,774
Depreciation totaled $1.6 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and $5.0 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively, included in Depreciation and amortization expense.
Refer to Note 21 herein for information regarding an impairment charge the Company recorded during the three months ended September 30, 2022 with respect to leasehold improvements associated with the lease of the Company’s former corporate headquarters that was fully subleased during the third quarter of 2022.
7. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	September 30, 2023	December 31, 2022
Website and internal-use software	$86,791	$75,871
Less: Accumulated amortization	(64,681)	(56,612)
Net Carrying Value	$22,110	$19,259

The Company capitalized $3.2 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, and $10.9 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively, included in Capitalized software costs. The Company amortized $2.7 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively, and $8.1 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively, included in Depreciation and amortization expense.
8. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	September 30, 2023				December 31, 2022
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	1	$10,600	$7,929	$2,671	2	$10,600	$5,279	$5,321
Trademarks and Trade Names	13	111,000	14,306	96,694	14	111,000	8,756	102,244
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	2	17,000	7,792	9,208	3	17,000	4,604	12,396
Total		$139,968	$30,027	$109,941		$139,968	$18,639	$121,329
With respect to intangible assets, the Company amortized $3.8 million for the three months ended September 30, 2023 and 2022, and $11.4 million and for the nine months ended September 30, 2023 and 2022, included in Depreciation and amortization expense.
Estimated future amortization expense as of September 30, 2023 is as follows (in thousands):

Remainder of 2023	$3,796
2024	13,438
2025	11,296
2026	7,400
2027	7,400
Thereafter	65,243
Total	$108,573
9. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. The Company incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of the Company’s Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary's receivables in the calculation of the borrowing base under the Revolving Credit Facility. The Revolving Credit agreement was further amended on each of June 29, 2023 and September 26, 2023 in a second and third amendment, respectively. As a result of these second and third amendments, the Revolving Credit Facility was amended to provide for, among other things: (i) permitted overadvances during the periods from June 29, 2023 through August 31, 2023 and September 26, 2023 through December 31, 2023; (ii) permitted overadvances of up to $7.4 million; (iii) an increase in the applicable margin only during the overadvance periods (ranging from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% starting January 1, 2024); and (iv) a change in the definition of the term “SOFR Index.” The Company incurred $0.2 million of debt issuance fees associated with the June 29, 2023 amendment and $0.1 million of debt issuance fees associated with the September 26, 2023 amendment.
The Revolving Credit Facility includes covenants that, among other things, require the Company to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenants under such facility as of September 30, 2023.
Borrowings under the Revolving Credit Facility bear interest at the greater of a floor rate of 0.75% or the sum of the rate per annum for the forward-looking term rate for SOFR for a term of one (1) month, plus a margin, which, during the overadvance period ending December 31, 2023, ranges from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% on January 1, 2024, depending on the level of the Company’s utilization of the facility (the implied interest rate was approximately 9% at September 30, 2023), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.
The Company had outstanding borrowings of $33.8 million and $33.5 million at September 30, 2023 and December 31, 2022, respectively. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at September 30, 2023 and December 31, 2022, and the total unused borrowing capacity was $0.7 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.
The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records, and related assets.
As of September 30, 2023 and December 31, 2022, the Company had $0.6 million and $0.4 million, of costs in connection with the issuance of debt included in Prepaid and other assets in the condensed consolidated balance sheet, respectively.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes. The Notes bear interest at a rate of 8.50% per annum, payable semi-annually, are convertible into approximately 12,000,000 shares of our Class A common stock (or, at the Company’s election, a combination of cash and our Class A common stock), at an initial conversion price of $12.50, and mature on December 3, 2026.
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

Each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Notes held by such holder (i) at any time after the third anniversary of the date on which the Business Combination was consummated (i.e., at any time on or after December 3, 2024), at a price equal to par plus accrued and unpaid interest; or (ii) at any time upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), at a price equal to 101% of par plus accrued and unpaid interest.
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
Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $4.8 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $14.1 million and $13.4 million for the nine months ended September 30, 2023 and 2022, respectively, of which amortization of the debt discount and issuance costs comprised $1.6 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $4.5 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The net carrying amount of the Notes as of September 30, 2023 and December 31, 2022 was:

	September 30, 2023	December 31, 2022
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(26,777)	(31,252)
Net carrying value	$123,223	$118,748
The fair value of the Notes was approximately $110.0 million and $99.8 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Notes was estimated using Level 3 inputs.
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

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2023	2022
Balance as of January 1,	$—	$2,294
Allocation of net income	—	164
Balance as of March 31,	$—	$2,458
Allocation of net income (loss)	—	—
Reclassification to permanent equity	—	(2,458)
Balance as of June 30,	$—	$—
Allocation of net income (loss)	—	—
Balance as of September 30,	$—	$—
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of September 30, 2023 or December 31, 2022.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,976	$6.20	3.80	$—
Granted	57	0.61	—	—
Exercised	(34)	0.86	—	—
Forfeited	(167)	5.17	—	—
Expired	(358)	5.41	—	—
Balance as of September 30, 2023	3,474	$6.29	2.89	$—
Expected to vest at September 30, 2023	3,474	$6.29	2.89	$—
Exercisable at September 30, 2023	3,077	$6.50	2.17	$—
As of September 30, 2023, the total share-based compensation costs not yet recognized related to unvested stock options was $0.8 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.1 years.

Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2022	7,495	$3.59
Granted	9,373	0.63
Vested	(3,642)	3.25
Forfeited	(1,713)	3.78
Outstanding as of September 30, 2023	11,513	$1.26
As of September 30, 2023, there were approximately $10.6 million of unrecognized compensation costs related to RSUs.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation cost included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$272	$460	$883	$3,615
Sales and marketing	261	550	1,148	2,663
General and administrative	1,191	2,448	3,345	8,828
Research and development[1]	75	177	(198)	3,753
Total	$1,799	$3,635	$5,178	$18,859
_________________________________
(1) The negative stock-based compensation expense for the nine months ended September 30, 2023 for Research and development was due to forfeitures.
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which the Company may, from time to time, sell up to 13,266,011 shares of its Class A common stock. As of September 30, 2023, the Company sold, in the aggregate, 2,069,538 shares of its Class A common stock, at an average price of $0.52 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes, and the Company has 11,196,473 remaining shares available under the At-The-Market-Offering agreement.
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
For the three and nine months ended September 30, 2023, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. For the three and nine months ended September 30, 2022, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.
The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(13,932)	$(26,993)	$(78,029)	$(95,140)
Net income attributable to the redeemable noncontrolling interest	—	—	—	164
Net (loss) income attributable to noncontrolling interests	(210)	(137)	(470)	211
Net loss attributable to holders of Class A, Class B, and Class C common stock	$(13,722)	$(26,856)	(77,559)	(95,515)
Denominator:
Weighted average common shares outstanding, basic and diluted	145,053	138,939	142,585	137,591
Net loss per common share, basic and diluted	$(0.09)	$(0.19)	$(0.54)	$(0.69)
The table below presents the details of securities that were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	3,474	4,204	3,474	4,204
Restricted stock units	11,513	8,256	11,513	8,256
Warrants	9,876	9,876	9,876	9,876
Convertible notes	12,000	12,000	12,000	12,000
Additionally, the calculation of diluted loss per share excluded 2.4 million RSUs for the nine months ended September 30, 2022, for which the related liquidity condition had not been met.
13. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax provision	$55	$890	$165	$3,036
Effective tax rate	(0.4)%	(3.4)%	(0.2)%	(3.3)%

For the three and nine months ended September 30, 2023 and 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis. Additionally, the Company recorded a $0.9 million discrete tax expense during the three and nine months ended September 30, 2022, primarily related to changes to the Company’s valuation allowance related to Complex Networks’ measurement period adjustments as a result of the finalization of Complex Networks’ pre-acquisition tax filings.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
14. Restructuring Costs
On April 20, 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the current workforce. The reduction in workforce plan is part of a broader strategic reprioritization across the Company in order to accelerate revenue growth and improve upon profitability and cash flow. The Company incurred approximately $9.7 million of restructuring costs for the nine months ended September 30, 2023, comprised mainly of severance and related benefit costs, of which $5.5 million were included in Cost of revenue, excluding depreciation and amortization, $2.8 million were included in Sales and marketing, $0.6 million were included in General and administrative, and $0.8 million were included in Research and development.
In March 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. Additionally, in June 2022, as part of a strategic repositioning of BuzzFeed News, the Company entered into a voluntary buyout proposal covering certain desks which was negotiated as part of collective bargaining between the Company and the BuzzFeed News Union. The Company incurred approximately $nil and $5.3 million of restructuring costs for the three and nine months ended September 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the nine months ended September 30, 2022, approximately $4.4 million were included in Cost of revenue, excluding depreciation and amortization, $0.3 million were included in Sales and marketing, $0.5 million were included in General and administrative, and $0.1 million were included in Research and development.
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
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with a third party with respect to substantially all of the Company's then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, the subtenant will pay a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs. Refer to Note 21 herein for information regarding an impairment charge the Company recorded during the three months ended September 30, 2022 with respect to the original lease of the Company’s former corporate headquarters that was fully subleased during the third quarter of 2022.
The following illustrates the lease costs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$7,557	$7,653	$22,620	$22,820
Sublease income	(3,926)	(2,680)	(11,778)	(6,350)
Total lease cost	$3,631	$4,973	$10,842	$16,470
All components of total lease cost are recorded within General and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheet related to operating leases:

	September 30, 2023	December 31, 2022
Assets
Right-of-use assets	$51,162	$66,581

Liabilities
Current lease liabilities	21,312	23,398
Noncurrent lease liabilities	43,424	59,315
Total lease liabilities	$64,736	$82,713
Other information related to leases was as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	25,369	25,434

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	2.9	3.4
Weighted average discount rate	13.85%	13.76%

Maturities of lease liabilities as of September 30, 2023 were as follows:

Year	Operating Leases
Remainder of 2023	$7,476
2024	28,211
2025	25,607
2026	13,036
2027	2,698
Thereafter	1,317
Total lease payments	78,345
Less: imputed interest	(13,609)
Total	$64,736
Sublease receipts to be received in the future under noncancelable subleases as of September 30, 2023 were as follows:

Year	Amount
Remainder of 2023	$4,027
2024	15,538
2025	15,538
2026	4,886
2027	178
Thereafter	—
Total	$40,167

16. Commitments and Contingencies
Guarantees
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
Video Privacy Protection Act:
On May 16, 2023, a lawsuit titled Hunthausen v. BuzzFeed, Inc. was filed against the Company in the United States District Court for the Southern District of California, asserting class action claims for alleged violation of the Video Privacy Protection Act (“VPPA”) based on the claimed transmission of personally identifying information via the Meta pixel, Google Analytics, and the TikTok pixel, all of which are purportedly connected to posts on the BuzzFeed.com website. The putative class plaintiff is seeking an injunction to stop further alleged wrongful conduct, to recover unspecified compensatory damages and an award of costs, and any further appropriate relief. The Company has moved to dismiss the case.
On August 4, 2023, the Company received 8,927 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant is seeking to recover damages in the amount of $2,500 for each alleged violation of the VPPA. No arbitration claims have yet been filed in connection with these demands.
On August 15, 2023, the Company received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant is seeking to recover damages in the amount of $2,500 for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. No arbitration claims have yet been filed in connection with these demands.
Mass Arbitrations:
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
The Company settled or resolved certain legal matters during the three and nine months ended September 30, 2023 and 2022 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated balance sheets, results of operations or cash flows.
Nasdaq Listing Compliance
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
The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. To the extent such Bid Price Requirement is not regained by November 27, 2023, the Company plans to seek a 180-calendar day extension of time in conjunction with the submission of an application to transfer to The Nasdaq Capital Market.
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
18. Related Party Transactions
The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”) of $1.9 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.6 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized expenses under contractual obligations from NBCU of $nil and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $nil and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had outstanding receivable balances of $2.0 million and $2.2 million from NBCU as of September 30, 2023 and December 31, 2022, respectively. The Company had an outstanding payable balance of $0.2 million to NBCU as of September 30, 2023 (none as of December 31, 2022).
On March 15, 2023, Verizon Ventures LLC (“Verizon”) converted all 6,478,031 shares of Class C common stock into Class A common stock, resulting in Verizon and its affiliates holding more than 5% of our Class A common stock. Verizon is the landlord for the Company’s corporate headquarters (assumed from the Complex Networks Acquisition), and we transact with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $nil for both the three and nine months ended September 30, 2023 and 2022. The Company recognized expenses under contractual obligations from Verizon of $1.5 million for both the three months ended September 30, 2023 and 2022, and $4.5 million for both the nine months ended September 30, 2023 and 2022. The Company had no outstanding receivables or payables from or to Verizon as of September 30, 2023 or December 31, 2022.

19. Supplemental Disclosures
Film Costs
Film costs, which were included in Prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	September 30, 2023	December 31, 2022
Individual Monetization:
Feature films in production	$3,878	$—
Total	$3,878	$—
The Company had no material amortization of film costs for the three and nine months ended September 30, 2023 or 2022.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $1.5 million as of December 31, 2022 (none as of September 30, 2023). The Company had receivables related to our production tax credits of $3.0 million as of September 30, 2023 and December 31, 2022, included in Prepaid and other current assets in our condensed consolidated balance sheet.
Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
	2023	2022
Cash paid for income taxes, net	$1,126	$2,098
Cash paid for interest	9,599	8,495
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	245	549
Accrued deferred offering costs	597	—
Exchange of accounts receivable for investment in equity securities	750	—
20. Other Expense, Net
Other expense, net consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Exchange loss	(1,224)	(3,034)	(314)	(6,535)
Gain (loss) on investment	90	—	(3,500)	1,260
Other expense	(182)	(230)	(769)	(623)
Other income	9	12	221	68
Gain on disposition of assets	—	500	—	500
Total	$(1,307)	$(2,752)	$(4,362)	$(5,330)
21. Impairment Expense
During the three months ended September 30, 2022, the Company subleased its former corporate headquarters to a third party. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. In connection with the sublease, the Company afforded the subtenant a four-month rent free period, which was the main driver in the resulting cash outflows exceeding the cash inflows over the life of the sublease. As such, the Company identified a triggering event for a potential impairment with respect to certain assets associated with the subleased property (specifically, right-of-use assets and leasehold improvements). The Company determined the subleased property represented a separate asset class for the purposes of impairment testing and measurement, and the Company recorded a non-cash impairment charge of $2.2 million, with $1.4 million allocated to the right-of-use asset, and the remaining $0.8 million allocated to leasehold improvements. The fair values were determined based on estimated future discounted cash flows using market participant assumptions.

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
Our strength has always been to adapt our business model to the evolution of the digital landscape. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City’s Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have prioritized investments to focus on revenue diversification and profitability (on an Adjusted EBITDA basis, a non-GAAP financial measure, as defined elsewhere below). Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a suite of digital advertising products and services and introducing new, complementary revenue streams.
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
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 in connection with the closing of the Business Combination (the “Notes”). Refer to Note 9 to the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

On May 12, 2022, the board of directors waived the liquidity condition associated with 2.4 million restricted stock units that the Business Combination did not satisfy, permitting them to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expense in the second quarter of 2022. There was no such one-time expense in the current period.
Restructuring
On April 20, 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the current workforce. The reduction in workforce plan is part of a broader strategic reprioritization across the Company in order to accelerate revenue growth and improve upon profitability and cash flow. The Company incurred approximately $9.7 million of restructuring costs for the nine months ended September 30, 2023, comprised mainly of severance and related benefit costs, of which $5.5 million were included in Cost of revenue, excluding depreciation and amortization, $2.8 million were included in Sales and marketing, $0.6 million were included in General and administrative, and $0.8 million were included in Research and development.
In March 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. Additionally, in June 2022, as part of a strategic repositioning of BuzzFeed News, the Company entered into a voluntary buyout proposal covering certain desks which was negotiated as part of collective bargaining between the Company and the BuzzFeed News Union. The Company incurred approximately $nil and $5.3 million of restructuring costs for the three and nine months ended September 30, 2022, respectively, comprised mainly of severance and related benefit costs. For the nine months ended September 30, 2022, approximately $4.4 million were included in Cost of revenue, excluding depreciation and amortization, $0.3 million were included in Sales and marketing, $0.5 million were included in General and administrative, and $0.1 million were included in Research and development.
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
Effects of Current Economic Conditions
We believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and rising interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue to date in 2023 and we expect these factors will continue to adversely affect our revenue in fiscal year 2023. In addition, uncertainty surrounding macroeconomic factors in the United States (the “U.S.”) and globally characterized by inflationary pressure, rising interest rates, geopolitical issues or other factors may result in a recession, which could have a material adverse effect on our business. Refer to Part II, Item 1A “Risk Factors” herein and Part I, Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP
Total revenue	$73,299	$103,733	$218,353	$302,051
Loss from operations	$(6,800)	$(18,085)	$(56,605)	$(78,271)
Net loss	$(13,932)	$(26,993)	$(78,029)	$(95,140)
Non-GAAP
Adjusted EBITDA(1)	$3,067	$(2,396)	$(17,261)	$(17,067)
Non-Financial
Time Spent(2)	91,889	113,603	297,233	331,828
_________________________________
(1)See “Reconciliation from Net loss to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. Time Spent for the three and nine months ended September 30, 2023 decreased by 19% and 10%, respectively, consistent with broader industry trends, amongst our competitive set, according to Comscore. Effective January 1, 2023, we exclude time spent on Facebook from our measure of Time Spent, as our monetization strategy is increasingly focused on advertising on our owned and operated properties, and Facebook now contributes an immaterial amount of advertising revenue. Time Spent on Facebook, as reported by Facebook, was approximately 11 million hours and 37 million hours for the three months ended September 30, 2023 and 2022, respectively, and 48 million hours and 157 million hours for the nine months ended September 30, 2023 and 2022, respectively, which is not included in Time Spent presented in the table above.
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
The following table sets forth certain operating metrics for our branded content revenue for the three months ended September 30, 2023 and 2022 (on a trailing 12-month basis):

	September 30,
	2023	2022
Net branded content advertiser revenue retention(1)	59%	80%
Branded content advertisers(2)	>90	>110
Net average branded content advertiser revenue(3)	$1.0	$1.1
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
Impairment expense: Represents impairment charges on certain long-lived assets. Refer to Note 21 to the condensed consolidated financial statements for additional details.
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
Results of Operations:
Comparison of results for the three and nine months ended September 30, 2023 and 2022
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$73,299	$103,733	$218,353	$302,051
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	39,836	60,989	137,687	183,336
Sales and marketing	10,300	16,317	39,736	52,808
General and administrative	19,080	27,254	62,438	92,381
Research and development	2,815	5,900	10,594	23,345
Depreciation and amortization	8,068	9,198	24,503	26,292
Impairment expense	—	2,160	—	2,160
Total costs and expenses	80,099	121,818	274,958	380,322
Loss from operations	(6,800)	(18,085)	(56,605)	(78,271)
Other expense, net	(1,307)	(2,752)	(4,362)	(5,330)
Interest expense, net	(5,904)	(5,171)	(16,953)	(14,992)
Change in fair value of warrant liabilities	104	(395)	(94)	2,964
Change in fair value of derivative liability	30	300	150	3,525
Loss before income taxes	(13,877)	(26,103)	(77,864)	(92,104)
Income tax provision	55	890	165	3,036
Net loss	(13,932)	(26,993)	(78,029)	(95,140)
Net income attributable to the redeemable noncontrolling interest	—	—	—	164
Net (loss) income attributable to noncontrolling interests	(210)	(137)	(470)	211
Net loss attributable to BuzzFeed, Inc.	$(13,722)	$(26,856)	$(77,559)	$(95,515)

Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$272	$460	$883	$3,615
Sales and marketing	261	550	1,148	2,663
General and administrative	1,191	2,448	3,345	8,828
Research and development(1)	75	177	(198)	3,753
Total	$1,799	$3,635	$5,178	$18,859
_________________________________
(1)The negative stock-based compensation expense for the nine months ended September 30, 2023 for Research and development was due to forfeitures.
The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	54%	59%	63%	61%
Sales and marketing	14%	16%	18%	17%
General and administrative	26%	26%	29%	31%
Research and development	4%	6%	5%	8%
Depreciation and amortization	11%	9%	11%	9%
Impairment expense	—%	2%	—%	1%
Total costs and expenses	109%	117%	126%	126%
Loss from operations	(9)%	(17)%	(26)%	(26)%
Other expense, net	(2)%	(3)%	(2)%	(2)%
Interest expense, net	(8)%	(5)%	(8)%	(5)%
Change in fair value of warrant liabilities	—%	—	—%	1%
Change in fair value of derivative liability	—%	—	—%	1%
Loss before income taxes	(19)%	(25)%	(36)%	(30)%
Income tax provision	—%	1%	—%	1%
Net loss	(19)%	(26)%	(36)%	(31)%
Net income attributable to the redeemable noncontrolling interest	—%	—%	—%	—%
Net (loss) income attributable to noncontrolling interests	—%	—%	—%	—%
Net loss attributable to BuzzFeed, Inc.	(19)%	(26)%	(36)%	(31)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue
Total revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Advertising	$32,589	$50,404	(35)%	102,234	152,296	(33)%
Content	26,250	38,416	(32)%	79,347	110,979	(29)%
Commerce and other	14,460	14,913	(3)%	36,772	38,776	(5)%
Total revenue	$73,299	$103,733	(29)%	$218,353	$302,051	(28)%
Advertising revenue decreased by $17.8 million, or 35%, for the three months ended September 30, 2023 driven by an $8.9 million, or 24%, decline in advertising revenue from products monetized on a per-impression basis, which reflects an 17% decline in the number of programmatic impressions delivered and an 7% decline in overall pricing. The remaining decline was primarily driven by a decline in advertising revenues derived from products that are not monetized on a per-impression basis.
Advertising revenue decreased by $50.1 million, or 33%, for the nine months ended September 30, 2023 driven by a $24.5 million, or 22%, decline in advertising revenue from products monetized on a per-impression basis, which reflects a 13% decline in the number of programmatic impressions delivered and a 9% decrease in overall pricing. We expect these declines in pricing and impressions to continue in the near-term. The remaining decline was primarily driven by a decline in advertising revenues derived from products that are not monetized on a per-impression basis.
Content revenue decreased by $12.2 million, or 32%, for the three months ended September 30, 2023 driven by a decrease in the number of branded content advertisers year-over-year and a $2.4 million decline in revenue from feature films due to the timing of delivery and release revenue recognition.
Content revenue decreased by $31.6 million, or 29%, for the nine months ended September 30, 2023 driven by a decrease in consumer spending in certain client verticals, particularly those in the technology and telecommunications and retail industries, due to the broader macroeconomic environment. Additionally, a decrease in the number of branded content advertisers contributed to the year-over-year decline, as well as a $8.9 million decline in revenue from feature films due to the timing of delivery (none delivered in the current nine-month period). We anticipate the decrease in the number of branded content advertisers to continue to negatively impact our content revenues year-on-year.
Commerce and other marginally declined for the three months ended September 30, 2023, with a $0.5 million, or 3%, decrease year-over-year.
Commerce and other decreased $2.0 million, or 5%, for the nine months ended September 30, 2023, principally reflecting the comparative period including a virtual event that took place in the second quarter of 2022 which did not take place in 2023.
Cost of revenue:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Cost of revenue	39,836	60,989	(35)%	137,687	183,336	(25)%
As a percentage of revenue	54%	59%		63%	61%
Cost of revenue decreased by $21.2 million, or 35%, for the three months ended September 30, 2023 driven by an $11.8 million decrease in variable costs of revenue, the majority of which was due to the decline in revenue year-over-year, and an $8.0 million decrease in compensation expense reflecting our previous cost savings actions.
Cost of revenue decreased by $45.6 million, or 25%, for the nine months ended September 30, 2023 driven by a $21.2 million decrease in compensation expense reflecting our previous cost savings actions, a $19.2 million decrease in variable costs of revenue driven by the decline in revenue year-over-year, and a $2.7 million decrease in stock-based compensation expense, partially offset by a $1.2 million increase in restructuring expenses.
Sales and marketing:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Sales and marketing	10,300	16,317	(37)%	39,736	52,808	(25)%
As a percentage of revenue	14%	16%		18%	17%
Sales and marketing expenses decreased by $6.0 million, or 37%, for the three months ended September 30, 2023 driven by a $4.8 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $0.3 million decrease in stock-based compensation expense.
Sales and marketing expenses decreased by $13.1 million, or 25%, for the nine months ended September 30, 2023 driven by an $11.5 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $1.5 million decrease in stock-based compensation expense, partially offset by a $2.5 million increase in restructuring expenses.
General and administrative:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
General and administrative	19,080	27,254	(30)%	62,438	92,381	(32)%
As a percentage of revenue	26%	26%		29%	31%
General and administrative expenses decreased by $8.2 million, or 30%, for the three months ended September 30, 2023 driven by a $2.0 million decrease in compensation expenses reflecting our previous cost savings actions, a $1.3 million decrease in stock-based compensation expense, a $1.3 million increase in sublease income largely associated with the sublease of our former corporate headquarters in the third quarter of 2022, a $0.9 million decrease in insurance, a $0.7 million decrease in professional fees, and a $0.7 million decrease in certain litigation costs that were incurred in the prior year related to the Business Combination.
General and administrative expenses decreased by $29.9 million, or 32%, for the nine months ended September 30, 2023 driven by an $8.2 million decrease in (i) transaction-related costs, (ii) certain litigation costs, and (iii) public company readiness costs that were incurred in the prior year related to the Business Combination, a $5.5 million decrease in stock-based compensation expense, a $5.5 million increase in sublease income largely associated with the sublease of our former corporate headquarters in the third quarter of 2022, a $3.1 million decrease in insurance, a $2.8 million decrease in compensation expenses reflecting our previous cost savings actions, and a $2.2 million decrease in professional fees.
Research and development:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Research and development	2,815	5,900	(52)%	10,594	23,345	(55)%
As a percentage of revenue	4%	6%		5%	8%
Research and development expenses decreased by $3.1 million, or 52%, for the three months ended September 30, 2023 principally reflecting a $2.7 million decrease in compensation expense reflecting our previous cost savings actions.

Research and development expenses decreased by $12.8 million, or 55%, for the nine months ended September 30, 2023 driven by an $8.5 million decrease in compensation expense reflecting our previous cost savings actions and a $4.0 million decrease in stock-based compensation expense.
Depreciation and amortization:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Depreciation and amortization	8,068	9,198	(12)%	24,503	26,292	(7)%
As a percentage of revenue	11%	9%		11%	9%
For the three and nine months ended September 30, 2023, depreciation and amortization expenses decreased by $1.1 million, or 12%, and a $1.8 million, or 7%, respectively.
Impairment expense:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Impairment expense	—	2,160	(100)%	—	2,160	(100)%
As a percentage of revenue	—%	2%		—%	1%
We recorded a non-cash impairment expense of $2.2 million during the three months ended September 30, 2022, with no comparable loss in the current-year period. Of the non-cash impairment charge, $1.4 million was allocated to right-of-use-assets and the remaining $0.8 million was allocated to leasehold improvements. Refer to Note 21 to the condensed consolidated financial statements for additional details.
Other expense, net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Other expense, net	(1,307)	(2,752)	(53)%	(4,362)	(5,330)	(18)%
As a percentage of revenue	(2)%	(3)%		(2)%	(2)%
Other expense, net decreased by $1.4 million, or 53%, for the three months ended September 30, 2023 driven by a $1.8 million decrease in exchange loss (primarily unrealized) as the impact of foreign exchange rate fluctuations stabilized as compared to the year-ago period, partially offset by the comparison against a $0.5 million gain on the sale of an asset, with no comparable gain in the current three-month period.
Other expense, net decreased by $1.0 million, or 18%, for the nine months ended September 30, 2023 driven by a $6.2 million decrease in exchange loss (primarily unrealized) as the impact of foreign exchange rate fluctuations stabilized as compared to the year-ago period, partially offset by a $4.8 million change in investment (principally consisting of a $3.5 million loss on investment during the nine months ended September 30, 2023 and a $1.3 million unrealized gain on investment during the nine months ended September 30, 2022). Refer to Note 5 to the condensed consolidated financial statements for additional information surrounding the loss on investment recorded in the second quarter of 2023.

Interest expense, net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Interest expense, net	(5,904)	(5,171)	14%	(16,953)	(14,992)	13%
As a percentage of revenue	(8)%	(5)%		(8)%	(5)%
Interest expense, net increased by $0.7 million, or 14%, for the three months ended September 30, 2023 primarily driven by increased interest rates year-over-year.
Interest expense, net increased by $2.0 million, or 13%, for the nine months ended September 30, 2023 driven by increased interest rates year-over-year, coupled with a larger amount outstanding under the Revolving Credit Facility.
Change in fair value of warrant liabilities:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Change in fair value of warrant liabilities	104	(395)	(126)%	(94)	2,964	(103)%
As a percentage of revenue	—%	—%		—%	1%
For the three and nine months ended September 30, 2023, we recorded a gain of $0.1 million and a loss of $0.1 million, respectively, on the change in fair value of warrant liabilities.
Change in fair value of derivative liability:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Change in fair value of derivative liability	30	300	(90)%	150	3,525	(96)%
As a percentage of revenue	—%	—%		—%	1%
For the three and nine months ended September 30, 2023, we recorded a gain of $nil and $0.2 million, respectively, on the change in fair value of the derivative liability.
Income tax provision:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Income tax provision	55	890	(94)%	165	3,036	(95)%
As a percentage of revenue	—%	1%		—%	1%

For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $0.1 and $0.2 million, respectively, related to federal, state, and foreign taxes. The Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

For the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $0.9 and $3.0 million, respectively, related to federal, state, and foreign taxes. The Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis. Additionally, the Company recorded a $0.9 million discrete tax expense during the three and nine months ended September 30, 2022, primarily related to changes to the Company’s valuation allowance related to Complex Networks’ measurement period adjustments as a result of finalization of Complex Networks’ pre-acquisition tax filings.

As of September 30, 2023, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on the Company’s income tax provision and net income in the period in which such determination is made.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and the Board of Directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net (loss) income attributable to noncontrolling interests, income tax provision, interest expense, net, other expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, impairment expense, transaction-related costs, certain litigation costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Reconciliation from Net loss to Adjusted EBITDA
The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(13,932)	$(26,993)	$(78,029)	$(95,140)
Income tax provision	55	890	165	3,036
Interest expense, net	5,904	5,171	16,953	14,992
Other expense, net	1,307	2,752	4,362	5,330
Depreciation and amortization	8,068	9,198	24,503	26,292
Stock-based compensation	1,799	3,635	5,178	18,859
Change in fair value of warrant liabilities	(104)	395	94	(2,964)
Change in fair value of derivative liability	(30)	(300)	(150)	(3,525)
Restructuring(1)	—	—	9,663	5,319
Impairment expense(2)	—	2,160	—	2,160
Transaction-related costs(3)	—	—	—	5,132
Litigation costs(4)	—	696	—	1,920
Public company readiness costs(5)	—	—	—	1,522
Adjusted EBITDA	$3,067	$(2,396)	$(17,261)	$(17,067)
_________________________________

(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the nine months ended September 30, 2023 and 2022. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

(2)Reflects a non-cash impairment expense recorded during the three months ended September 30, 2022 associated with certain long-lived assets of our former corporate headquarters which was fully subleased in the third quarter of 2022. Refer to Note 21 to the condensed consolidated financial statements for additional details.
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
In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (“outside capital”). We may continue to rely on outside capital for the foreseeable future. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or generate consistent positive cash flows from operations, or do so in a manner that does not necessitate our continued reliance on outside capital.
As of the date the accompanying consolidated financial statements were issued (“issuance date”), the presence of the following risks and uncertainties associated with our financial condition may adversely affect our ability to sustain our operations over the next 12 months beyond the issuance date.
•Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and portfolio of brands. During the nine months ended September 30, 2023, we incurred a net loss of $78.0 million and used cash flow from operations of $2.4 million. Additionally, as of September 30, 2023, we had unrestricted cash and cash equivalents of $42.5 million to fund our operations, $0.7 million available under our $50.0 million revolving loan and standby letter of credit facility agreement (i.e., the “Revolving Credit Facility”) (refer to Note 9 to the condensed consolidated financial statements for additional details), and an accumulated deficit of $600.7 million.
•We expect to continue to be impacted by the challenging U.S. and global macroeconomic environment, which could adversely impact our ability to grow revenue over the next 12 months beyond the issuance date. For example, we have experienced negative impacts on both traffic and consumption patterns.
•We continue to be affected by our ongoing efforts to integrate our combined brand portfolio and sales execution against the combined brand portfolio, which may result in the incurrence of unexpected expenses or the inability to realize anticipated benefits and synergies over the next 12 months beyond the issuance date.
•We are required to remain in compliance with certain covenants required by the Revolving Credit Facility which, among others, require us to maintain a minimum of $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. While we were in compliance with the financial covenants under the Revolving Credit Facility as of September 30, 2023, and we expect to remain in compliance throughout 12 months beyond the issuance date, we may be unable to remain in compliance with one or more of these covenants if we are unable to generate net cash inflows from operations or, if necessary, secure additional outside capital (including through our at-the-market-offering described in Note 11 to the condensed consolidated financial statements). In the event we are unable to remain in compliance with one or more of the aforementioned covenants, and we are unable to secure a waiver or forbearance, the lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
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
In response to the risks and uncertainties described above, we may plan to secure additional outside capital over the next 12 months beyond the issuance date. While we have historically been successful in our ability to secure outside capital, as of the issuance date, we had no firm commitments of outside capital other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC (see below for additional details). We can provide no assurance we will be able to continue to secure outside capital in the future or do so on terms that are acceptable to us, which could be due to future market conditions which are outside of our control. Furthermore, we also plan to continue to closely monitor our cash flow forecast and, if necessary, we will implement certain incremental cost savings to preserve our liquidity beyond those that were implemented through the restructuring activities that occurred during fiscal year 2022 and 2023 (refer to Note 14 to the condensed consolidated financial statements for additional details) or through the reduction of our real estate footprint. While we currently expect we will be able to generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, we can provide no assurance we will successfully generate such liquidity, or if necessary, secure additional outside capital (including through our at-the-market-offering described below) or implement incremental cost savings.
Additionally, on an ongoing basis, we evaluate and consider strategic changes to our operations, including acquisitions, asset divestitures, restructuring or discontinuance of unprofitable lines of business, as well as equity and debt financing alternatives that we believe may enhance stockholder value. Any such transaction could be material to our business, financial condition and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, our available cash, liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions.
Revolving Credit Facility
On December 30, 2020, we entered into a three-year $50.0 million revolving loan and letter of credit facility (i.e., the Revolving Credit Facility). The Revolving Credit Facility provides for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility are generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. We incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of our Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary's receivables in the calculation of the borrowing base under the Revolving Credit Facility. The Revolving Credit Facility agreement was further amended on each of June 29, 2023 and September 26, 2023 in a second and third amendment, respectively. As a result of these second and third amendments, the Revolving Credit Facility was amended to provide for, among other things, (i) permitted overadvances during the period June 29, 2023 through August 31, 2023 and September 26, 2023 through December 31, 2023; (ii) permitted overadvances of up to $7.4 million; (iii) an increase in the applicable margin only during the overadvance periods (ranging from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% starting January 1, 2024); and (iv) a change in the definition of the term “SOFR Index.” We incurred $0.2 million of debt issuance fees associated with the June 29, 2023 amendment and $0.1 million of debt issuance fees associated with the September 26, 2023 amendment.
The Revolving Credit Facility includes covenants that, among other things, require us to maintain at least $25.0 million of unrestricted cash at all times and limit, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. We were in compliance with the financial covenants under such facility as of September 30, 2023.
Borrowings under the Revolving Credit Facility bear interest at the greater of a floor rate of 0.75% or the sum of the rate per annum for the forward-looking term rate for SOFR for a term of one (1) month, plus a margin, which, during the overadvance period ending December 31, 2023, ranges from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% on January 1, 2024, depending on the level of the Company’s utilization of the facility (the implied interest rate was approximately 9% at September 30, 2023), and subject to a monthly minimum utilization of $15.0 million. The facility also includes an unused commitment fee of 0.375%.
The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records, and related assets.
As of September 30, 2023, we had outstanding borrowings of $33.8 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $0.7 million.
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
Each holder of a Note will have the right to cause us to repurchase for cash all or a portion of the Notes held by such holder (i) at any time after the third anniversary of the date on which the Business Combination was consummated (i.e., at any time on or after December 3, 2024), at a price equal to par plus accrued and unpaid interest; or (ii) at any time upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), at a price equal to 101% of par plus accrued and unpaid interest.
The indenture governing the Notes includes restrictive covenants that, among other things, limit our ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer specified intellectual property, or enter into transactions with affiliates.

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(2,363)	$(7,897)
Net cash used in investing activities	(11,506)	(13,774)
Net cash provided by financing activities	856	3,105
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which we may, from time to time, sell up to 13,266,011 shares of our Class A common stock. As of September 30, 2023, we sold, in the aggregate, 2,069,538 shares of our Class A common stock, at an average price of $0.52 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes, and we have 11,196,473 remaining shares available under the At-The-Market-Offering agreement.
Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $2.4 million compared to net cash used in operating activities of $7.9 million for the nine months ended September 30, 2022. The change was primarily driven by a $5.0 million decrease in net loss, adjusted for non-cash items, a $7.3 million decrease in the change in accrued expenses, other current liabilities and other liabilities, a $7.3 million decrease in the change in accrued compensation, and a $3.9 million decrease in the change in deferred revenue. These were partially offset by a $10.3 million increase in the change in accounts payable, a $4.9 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets, and a $4.1 million increase in the change in accounts receivable.
Investing Activities
For the nine months ended September 30, 2023, cash used in investing activities was $11.5 million, which consisted of $10.9 million of capital expenditures on internal-use software and $0.8 million of other capital expenditures, partially offset by a $0.2 million gain on the sale of an asset.
For the nine months ended September 30, 2022, cash used in investing activities was $13.8 million, which consisted of $9.7 million of expenditures on internal-use software and $4.5 million of other capital expenditures, partially offset by a $0.5 million gain on the sale of an asset.
Financing Activities
For the nine months ended September 30, 2023, cash provided by financing activities was $0.9 million, which consisted of $2.1 million of borrowings on the Revolving Credit Facility and $0.9 million of net proceeds from the sale of common stock pursuant to our at-the-market offering after deducting commissions and fees, partially offset by a $1.8 million repayment on the Revolving Credit Facility and a $0.4 million payment for withholding taxes on the vesting of certain restricted stock units.
For the nine months ended September 30, 2022, cash provided by financing activities was $3.1 million, which principally consisted of $5.0 million of borrowings under our Revolving Credit Facility and $0.4 million of proceeds from the exercise of stock options, partially offset by the payment of $1.7 million for withholding taxes on the vesting of certain restricted stock units and $0.6 million of deferred reverse recapitalization costs.

Contractual Obligations
Our principal commitments consist of obligations for repayment of borrowings under the Notes and the Revolving Credit Facility, and obligations for office space under non-cancelable operating leases with various expiration dates through 2029. Refer to Note 16 to the condensed consolidated financial statements for additional details.
Refer to Note 9, Note 15, and Note 16 to the condensed consolidated financial statements.
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
Goodwill
Goodwill is tested annually as October 1 or more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of September 30, 2023, we had $91.6 million of goodwill recorded on our condensed consolidated balance sheet. During the third quarter of 2023, management identified a further sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. The Company concluded the sustained decline in share price was a triggering event and proceeded with a quantitative impairment assessment.

Our quantitative impairment assessment utilized an equal weighting of the income and market approaches. The results of our quantitative impairment test indicated that no impairment existed as the estimated fair value of the Company’s single reporting unit exceeded its carrying value by more than 10%. The determination of fair value under the discounted cash flow method relied on internal projections developed using a number of estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions include, but are not limited to, a discount rate and a terminal growth rate for cash flows. The key assumption in the market approach include determining a control premium, which was estimated using historical transactions over three years. Changes in these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, declining revenue, inability to improve profitability, continued increases in costs, and rising interest rates and other macroeconomic factors.

We will continue to monitor and evaluate the carrying value of the reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future. Refer to Note 3 to the condensed consolidated financial statements for additional details.

Other than what is noted above, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Adopted and Issued Accounting Pronouncements
Refer to Note 2 to the condensed consolidated financial statements for additional details.

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
Interest Rate Fluctuation Risk
Our exposure to interest rates relates primarily to the variable interest component on the Revolving Credit Facility as well as interest earned and market value on money market funds included in our cash and cash equivalents. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2023 or 2022.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 and $3.6 million as of September 30, 2023 and December 31, 2022. Refer to Note 5 to the condensed consolidated financial statements for additional details.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the period covered in this report, our disclosure controls and procedures were not effective.

Notwithstanding the assessment that our disclosure controls and procedures are not effective, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business, including, but not limited to, disputes in the areas of contracts, securities, privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, libel and defamation, health and safety, employment and labor, product liability, accessibility, competition, and taxation. We record a liability when we believe that it is probable that a loss will be incurred by us and the amount of that loss can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable probability that the final adjudication of any such pending or threatened legal proceedings to which we are a party, will, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows. Although the outcome of litigation and other legal matters is inherently subject to uncertainties, we feel comfortable with the adequacy of our insurance coverage.
Video Privacy Protection Act:

On May 16, 2023, a lawsuit titled Hunthausen v. BuzzFeed, Inc. was filed against us in the United States District Court for the Southern District of California, asserting class action claims for alleged violation of the Video Privacy Protection Act (“VPPA”) based on the claimed transmission of personally identifying information via the Meta pixel, Google Analytics, and the TikTok pixel, all of which are purportedly connected to posts on the BuzzFeed.com website. The putative class plaintiff is seeking an injunction to stop further alleged wrongful conduct, to recover unspecified compensatory damages and an award of costs, and any further appropriate relief. We have moved to dismiss the case.

On August 4, 2023, we received 8,927 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant is seeking to recover damages in the amount of $2,500 for each alleged violation of the VPPA. No arbitration claims have yet been filed in connection with these demands.

On August 15, 2023, we received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant is seeking to recover damages in the amount of $2,500 for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. No arbitration claims have yet been filed in connection with these demands.
Mass Arbitrations:
Two mass arbitrations (the “Arbitrations”) were initiated before the American Arbitration Association on March 15, 2022 against us and certain of our executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation by 91 individuals previously employed by certain wholly-owned subsidiaries of 890, and BuzzFeed, Inc., a Delaware corporation (“Legacy BuzzFeed” and the “Claimants”). The Claimants alleged that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the Business Combination, and asserted claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The Claimants sought to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

On April 21, 2022, the BuzzFeed Defendants filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as our shareholders, are governed by our charter, including its forum selection provision, and are therefore not arbitrable (the “Delaware Action”). The complaint sought declaratory and injunctive relief. A hearing on the merits of the Delaware Action was held on July 26, 2022. On October 28, 2022, the Court of Chancery granted the Company’s motion to permanently enjoin the Claimants’ arbitration claims.

On January 17, 2023, the Claimants filed amended statements of claim in the Arbitrations against BuzzFeed Media Enterprises, Inc., our wholly-owned subsidiary, and Continental Stock Transfer & Trust Corporation, the transfer agent for 890 and later us. The amended statements of claim likewise allege that the Claimants were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on the first day of trading following the Business Combination. The Claimants allege claims for breach of contract and the covenant of good faith and fair dealing, misrepresentation, and negligence, and seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.
On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as our shareholders, are governed by our charter, including its forum selection provision, and are therefore not arbitrable. The complaint seeks declaratory and injunctive relief. The parties have cross-moved for summary judgment and a hearing on those motions is pending.
For information regarding other legal proceedings in which we are involved, refer to Note 16 to the condensed consolidated financial statements for additional details.
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than as described below, our risk factors have not changed materially since March 31, 2023.
Our revenue and results of operations are highly dependent on overall advertising demand in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns and unexpected events can make it difficult to predict our revenue and could otherwise adversely affect our business, results of operations, and financial condition.

Our business depends on the overall demand for advertising in the markets in which we operate and on the business condition of our current and prospective partners and advertisers. Macroeconomic factors in the U.S. and foreign markets, including adverse economic conditions, general uncertainty about economic recovery or growth, rising interest rates, high unemployment, and inflation, could cause advertisers to reduce their advertising budgets. These macroeconomic factors have adversely affected our advertising and content revenues to date in 2023 and we expect these factors will continue to adversely impact our revenue in fiscal year 2023. Additionally, given global supply chain issues and inflationary pressures, certain advertisers may not have readily accessible inventory to merit marketing expenditures. Our business may also be negatively impacted by geopolitical concerns, which may result in conservative approaches by advertisers and when allocating budgets and ad inventory. Reductions in overall advertising spending as a result of these factors or due to the occurrence of unanticipated events, like the COVID-19 pandemic, could result in a decrease in our revenue and potential profit or make it difficult to predict our future performance, any of which could adversely affect our business, results of operations, and financial condition.

The levels of our traffic and engagement with our brands and content are critical to our success. Additionally, a portion of our online traffic is generated from other third-party platforms and Internet search engines. Declines in referrals from third-party platforms and changes in search engine algorithms may reduce the number of visitors to our owned and operated properties and could therefore cause our revenue to decline.

Our success depends in part on our ability to attract online visitors to our owned and operated properties, and we depend in part on referrals from third-party platforms and Internet search companies to direct visitors to our owned and operated properties. Our ability to maintain or grow the number of visitors to our owned and operated properties from third-party platforms and Internet search engines is not entirely within our control. Third-party platforms and major tech companies continue to prioritize their formats, which may cause referrals from these platforms to our content to diminish. The decline in referrals from third-party platforms and major tech companies has had, and we expect will continue to have, an adverse impact on our revenues. Additionally, search companies frequently revise their algorithms and changes in their algorithms could in the future cause our owned and operated properties to receive less favorable placements.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

Our operating cash flows, together with cash and cash equivalents, may be insufficient to meet our working capital and capital expenditure requirements and, from time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors, and we do not know whether additional financing will be available to us on favorable terms when required, or at all. For example, the U.S. Federal Reserve began raising its benchmark rate in March 2022, increasing the rate by a total of 4.25% during 2022. The Federal Funds interest rate is currently 5.25% - 5.50%, compared to 3.25% just one year ago. Such increases and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. If inflation increases costs beyond our ability to control, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin. If we raise additional funds through the issuance of equity, those securities may have rights, preferences, or privileges senior to the rights of our existing preferred and common stock, and our existing stockholders will experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, and our operating cash flows, together with cash and cash equivalents, are otherwise insufficient, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

If we are unable to raise additional capital in the capital or financial markets, actions we may need to take in order to generate capital to fund our operations include, but may not be limited to, delaying certain investments, undergoing additional restructuring efforts, disposing of certain operating assets, limiting our planned level of capital expenditures and future growth plans in certain revenue lines, or adjusting our presence in international markets. Any such actions, the timing of which depends on a number of factors — including but not limited to, as of the applicable time, (1) our available cash, liquidity and operating performance; our commitments and obligations; (2) our capital requirements; (3) limitations imposed under our credit arrangements; and (4) overall market conditions — could be material to our business, financial condition, and results of operation. There is no assurance that we will be able to take any needed actions on terms acceptable to us, or at all. If we are unable to generate capital to fund our operations, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. Further, any restructuring efforts or asset dispositions involve risks and uncertainties, such as disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such activities.

We have recorded significant impairment charges and could do so again in the future, which could have a material negative impact on our results of operations.
In fiscal year 2022, we recorded material charges related to the impairment of our goodwill and certain long-lived assets. We had approximately $91.6 million of goodwill and $109.9 million of acquired intangible assets on our condensed consolidated balance sheet as of September 30, 2023. Under accounting principles generally accepted in the United States (GAAP), we are required to review our intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
Circumstances which could trigger an assessment of goodwill for impairment include, but are not limited to: a significant decline in our stock price for a sustained period; significant negative industry or economic trends; our overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events including changes in management, key personnel, strategy, or customers; and other events affecting our single reporting unit.
Additionally, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger such a review include, but are not limited to, the following: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.
During the third quarter of 2023, we experienced a further sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. We concluded the sustained decline in share price was a triggering event and performed a quantitative impairment assessment with respect to goodwill. The quantitative impairment assessment was performed as of September 30, 2023, utilizing a combination of the income and market approach. We concluded that the fair value of the Company’s single reporting unit exceeded the carrying value, and as such, there was no impairment as of September 30, 2023. Refer to Note 3 to the condensed consolidated financial statements and “Critical Accounting Policies and Estimates” within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for additional information.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, and if our fair value declines to below our carrying value, it is possible that an impairment charge may need to be recorded in the future. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down these assets. Any write-down could have a negative effect on the condensed consolidated financial statements and could impact our compliance with the equity requirement of the Nasdaq Listing Rules.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, advertising and marketing, intellectual property (including copyright, trademark and patent), privacy, defamation, libel and slander, consumer protection, securities, tax, labor and employment, bribery and corruption, economic and trade sanctions, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The foregoing list is non-exhaustive. We have faced and will continue to face claims relating to our content that is published or made available through our websites and applications, or through third-party platforms or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights (including copyright, trademark and patent), rights of publicity and privacy and FTC regulation. As an example, as described in further detail in “Legal Proceedings,” within Part II, Item 1. “Other Information” herein, we are party to a number of claims for alleged violations of the VPPA based on the claimed transmission of personally identifying information via the Meta pixel, Google Analytics, and the TikTok pixel, all of which are purportedly connected to posts on the BuzzFeed.com and HuffPost.com websites. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. If we do not prevail in litigation, we could incur substantial liabilities, some or all of which may not be covered by our insurance. If, for example, we do not prevail in the lawsuits and the threatened arbitration matters alleging violations of the VPPA, we would become liable for paying damages in the amount of $2,500 for each alleged violation. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute. Further, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights.

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

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is currently listed for trading on The Nasdaq Stock Market LLC (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting. On May 31, 2023, we received a letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market. If we are not in compliance with the bid price requirement by November 27, 2023, we may qualify for a second 180-calendar day compliance period. To qualify, we would be required, among other things, to transfer from the Nasdaq Global Market to the Nasdaq Capital Market. Refer to Note 16 to the condensed consolidated financial statements for additional information.
Even if we qualify for a second compliance period, a transfer to the Nasdaq Capital Market could adversely affect the liquidity of our common stock. There also could be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, which may contribute to a further decline in our stock price.
If we do not qualify for, or fail to regain compliance during, a second compliance period, then the Staff will provide us with written notification that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination, such an appeal would be successful. A delisting of our common stock from Nasdaq would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also could be additional reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.
If our common stock does not continue to be listed on a national securities exchange, we may be required to repurchase the Notes

Under the indenture governing our $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”), the failure of our common stock to be listed on any national securities exchange or quoted on Nasdaq would constitute a fundamental change. As such, within 20 business days of a delisting, we would have to offer to repurchase the Notes for cash at a price equal to 101% of par plus accrued and unpaid interest, no later than the 35th business day following such notice.
Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.
In addition to the foregoing, if our common stock is delisted from Nasdaq and is traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. If our common stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock is no longer a penny stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of June 24, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 24, 2021).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed on October 29, 2021).

2.3†*
Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on July 30, 2021).

2.4
Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed on July 30, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc., (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2021).
3.2
Certificate of Change of Registered Agent and/or Registered Office, dated as of March 13, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 15, 2023).

3.3
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on June 1, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed on August 9, 2023).

3.4	Restated Bylaws of BuzzFeed, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 9, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4/A filed on October 1, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1/A filed on January 6, 2021).
4.3
Indenture, dated December 3, 2021, by and between BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 9, 2021.

4.4	Form of Global Note (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 9, 2021).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).
4.6
First Supplemental Indenture, dated as of July 10, 2023, to the Indenture, dated December 3, 2021 between BuzzFeed, Inc., BuzzFeed Canada, Inc., and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.

10.1
Second Amendment, dated June 29, 2023, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).

10.2
Third Amendment, dated September 26, 2023, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

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

BuzzFeed, Inc.

		By:	/s/ Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	November 3, 2023