Form 10-K
period 2023-12-31
BuzzFeed, Inc.
filed 2024-03-29
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(Registrant’s telephone number, including area code): (646) 397-2039
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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported by the Nasdaq Stock Market LLC on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $57.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 27, 2024, there were 140,315,010 shares of the registrant’s Class A common stock outstanding, 5,473,940 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks (some of which are beyond our control), uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. anticipated trends, growth rates, and challenges in our business and in the markets in which we operate. These risks and uncertainties include, but are not limited to:
•developments relating to our competitors and the digital media industry, including overall demand of advertising in the markets in which we operate;
•demand for our products and services or changes in traffic or engagement with our brands and content;
•changes in the business and competitive environment in which we and our current and prospective partners and advertisers operate;
•macroeconomic factors including: adverse economic conditions in the United States (“U.S.”) and globally, including the potential onset of recession; current global supply chain disruptions; potential government shutdowns or a failure to raise the U.S. federal debt ceiling or to fund the federal government; the ongoing conflicts between Russia and Ukraine and between Israel and Hamas and any related sanctions and geopolitical tensions, and further escalation of trade tensions between the U.S. and China; the inflationary environment; high unemployment; high interest rates, currency fluctuations; and the competitive labor market;
•our future capital requirements, including, but not limited to, our ability to obtain additional capital in the future, to settle conversions of our unsecured convertible notes, repurchase the notes upon a fundamental change such as the delisting of our Class A common stock, or repay the notes in cash at their maturity, any restrictions imposed by, or commitments under, the indenture governing the notes or agreements governing any future indebtedness, and any restrictions on our ability to access our cash and cash equivalents;
•developments in the law and government regulation, including, but not limited to, revised foreign content and ownership regulations, and the outcomes of legal proceedings, regulatory disputes or governmental investigations to which we are subject;
•the benefits of our restructuring;
•our success divesting of companies, assets or brands we sell or in integrating and supporting the companies we acquire;
•technological developments including artificial intelligence (“AI”);
•our success in retaining or recruiting, or changes required in, officers, other key employees or directors;
•use of content creators and on-camera talent and relationships with third parties managing certain of our branded operations outside of the U.S.;
•the security of certain of our information technology (“IT”) systems or data;
•disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure;
•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Capital Market (“Nasdaq”); and

•other factors detailed under the section entitled “Risk Factors.”
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
Our Company — Overview
BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across entertainment, news, food, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, HuffPost, Tasty, and First We Feast (including Hot Ones), we are the number one destination for audiences amongst our competitive set, in terms of time spent, according to Comscore.
BuzzFeed’s mission is to spread truth, joy, and creativity on the Internet. We are committed to making the Internet better: providing trusted, high-quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel have enabled us to build category-leading brands, a deep, two-way connection with our audiences, and an engine for high-quality content at massive scale and low cost. As a result, each of our brands has a large, loyal, highly engaged audience that is very attractive to advertisers and creators, and through our rich first party data offering and contextual marketing solutions, we are able to help both advertisers and creators effectively and efficiently reach their target audiences. In 2023, our audiences consumed more than 300 million hours of content and drove over $500 million in attributable transactions. For additional discussion on Time Spent, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Note, Time Spent presented above excludes time spent on Facebook, as effective January 1, 2023, we exclude Facebook from our measure of Time Spent. Additionally, Time Spent presented above excludes time Spent on Complex Networks, as Complex Networks is presented as discontinued operations throughout this Annual Report on Form 10-K. Time Spent on Facebook and Complex Networks was approximately 58 million and 76 million hours in 2023, respectively.
Our strength has always been to adapt our business model to the evolution of the digital landscape. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City’s Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have focused on revenue diversification and profitability (on an Adjusted EBITDA basis, a non-GAAP measure as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” elsewhere in this Annual Report on Form 10-K). Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a comprehensive suite of digital advertising products and services and introducing new, complementary revenue streams.
Our Market Opportunity
We believe that BuzzFeed is well-positioned to adapt to the rapidly changing digital media environment. We have strong and differentiated IP in BuzzFeed, HuffPost, Tasty and First We Feast (including Hot Ones), each with a trusted and established brand identity. The brands we have built are valuable and hard to replicate. Audiences spend more time consuming our content than that of any other digital media company in our competitive set, according to Comscore. This is why, even amid an uncertain economic environment and increasing competition for audience time and advertising dollars, we continue to be a trusted partner for advertisers looking to reach young audiences at scale with brand-safe content.

Reputation, ethics, and quality matter now more than ever. Advertisers continue to face brand safety risks on the largest social platforms. These platforms have become reliant on user-generated content that is often toxic and / or misleading. As platforms continue to struggle with the policing of user-generated content and the impact to advertisers on their platforms, BuzzFeed has become a trusted partner in providing high-quality, brand-safe content at scale to serve advertiser demand. Our iconic, category-leading brands have loyal, highly engaged audiences — from food lovers to shoppers to parents — and everyone in between.
Further, amid the rapidly evolving data privacy landscape, it is becoming increasingly difficult for advertisers to drive returns on the large tech platforms. With a broad and diverse audience and scaled distribution across platforms, we capture rich first party data and third-party platform insights across our audience — offering advertisers the contextual alignment and tools they need to effectively and efficiently reach massive young audiences — particularly as the Internet continues to move toward a cookieless future. By leaning further into AI, we see the opportunity to capture and better understand a much bigger data set around our audience and the performance of our content.
These trends reinforce our value proposition. Through our category-leading brand-safe content, proprietary first-party data, and our suite of ad products, we offer advertisers the tools and contextual alignment needed to effectively and efficiently reach large, young audiences without running afoul of emerging data privacy regulations.
For years, young people have continued to come to BuzzFeed for culturally relevant content that inspires them to discover new things. We extended this relationship to our commerce business to create trusted shopping content that inspires our audiences to discover new products. This content is led by our editorial team and informed by audience insights, yielding hundreds of millions of dollars in transactions annually on behalf of some of the world’s largest retailers, including Amazon, Target and Walmart. Our approach provides retailers with an incremental channel for capturing high-quality, actionable consumer traffic.
The U.S. Census Bureau estimates the annual U.S. e-commerce market to be approximately $1.1 trillion, comprising 15% of total retail sales in the fourth quarter of 2023. The U.S. e-commerce market is expected to reach $1.7 trillion by 2027 and comprise 21% of total retail sales, according to eMarketer. The ability of our content to inspire millions of consumers to transact and deliver meaningful results for our retail partners is what sets us apart from other digital publishers. And, as the e-commerce market continues to grow, we see an opportunity to expand and deepen these relationships over time.
Our Brands
The Company has built and assembled a portfolio of iconic, category-leading brands for Gen Z and Millennial audiences across entertainment, news, food, pop culture, and commerce.
Our flagship BuzzFeed brand has become a go-to authority for curating entertainment, pop culture, and the best of the Internet. With articles, lists, quizzes, videos, and original series — our audience comes to BuzzFeed to learn what to watch, read, and buy now — and into the future.
HuffPost is a global, award-winning media platform for news, politics, opinion, entertainment, features, and lifestyle content that continues to attract millions of loyal readers directly to its front page.
Tasty, first launched in 2015, has grown into the largest, most engaged food community on the Internet, pioneering the overhead video format that is now ubiquitous across most major food brands, and is a leading platform for food creators. Eight in 10 audience members try a recipe after seeing it on Tasty.
First We Feast began with creating an award-winning website and has since established its credibility as a voice at the intersection of food and pop culture that has spawned proprietary IP like The Burger Show and Pizza Wars. The most prominent example of this is the hit celebrity interview series Hot Ones, with more than 25 billion minutes watched, multiple Emmy nominations and several consumer product extensions.
Complex Networks is a global youth entertainment company targeting Gen Z and Millennial audiences. We sold Complex Networks in February 2024. The sale of Complex Networks represents a strategic inflection point for us as we plan to focus on scalable, higher margin, technology-enabled revenue lines (e.g., AI). Refer to Notes 22 and 23 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details with respect to the sale.

Our Audience
Our content reflects the voice of the most diverse generation in history, and creates an “inspiration engine” that helps millions explore new things, try unique experiences, and discover novel products. Across our network of brands we reach millions of monthly viewers, who consumed more than 300 million hours of content and drove hundreds of millions of dollars in transactions in 2023. Our cross-platform distribution network gives us the ability to connect with the Internet generations at a massive scale on whatever platform they are using to consume content. We attract and retain audiences as a function of our data-driven approach to content creation. As audiences engage with our content, we capture insights into their preferences and apply those learnings to new content development. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights. We are the number one destination for audiences amongst our competitive set, in terms of Time Spent, according to Comscore.
Our Technology Platform and Data-Driven Content Flywheel
Creating meaningful content requires data, technology, and scale, all of which are key competitive differentiators that BuzzFeed uses to reach our audience wherever they are. Our data-driven approach to content creation is designed to benefit all stakeholders across our ecosystem: audiences, creators, and advertisers alike.
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
Supported by our highly scalable and repeatable technology platform, our data-driven content flywheel informs our most important decisions. Our content and brands are designed for modern-day consumption patterns, providing engagement behavior data and learnings across the BuzzFeed network. With this distribution strategy driving scale, efficiency, and adaptability, we capture the interests of our audience, inform our content creators and journalists, and help advertisers reach their target audiences, with a commitment to brand-safety.
Our proprietary technology stack is powered by AI and machine learning, and trained on BuzzFeed proprietary data to optimize publishing across our owned and operated and third-party platforms. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights — delivering high-quality content at massive scale and low cost. In doing so, we are able to capture rich first party data and third-party platform insights that our advertising partners can leverage to more effectively reach their target audiences.
Our differentiated model for content creation and distribution is designed to serve all stakeholders in our ecosystem.
•These proprietary tools and technologies ensure we are serving our audiences compelling, culturally relevant content.
•Our content creators and journalists also benefit greatly, as internal dashboards and metrics provide heightened visibility on audience interaction, allowing them to focus on content and formats that maximize engagement and revenue.

•Similarly, advertisers rely on our audience insights and first-party data tools to optimize their ad campaigns.
•Our data-driven approach to content creation also offers advertisers an alternative to the risk of advertising alongside user-generated content on the largest social platforms.
Our Business Model
Powered by our highly scalable data-driven content flywheel, BuzzFeed has grown into a large scale, global media company that distributes content across owned and operated, as well as third-party, platforms. In recent years we have leveraged our media network to develop a comprehensive suite of digital advertising products and services and extend into complementary business lines, such as long-form content development and commerce.
We measure our success in terms of engagement, monetization, retention, and operating efficiency using four key metrics: (1) audience time spent across owned and operated sites, as well as on third-party platforms; (2) revenue generated from advertising, content and commerce and other; (3) net branded content advertiser revenue retention as an indicator of our ability to retain spend of existing customers from one year to the next; and (4) profitability (on an Adjusted EBITDA basis, a non-GAAP financial measure).
We generate revenue from advertising, content, and commerce and other.
Advertising revenues consist primarily of payments we receive from advertisers, both programmatically and directly, for ads distributed against our editorial and news content, including display, pre-roll and mid-roll video products, as well as homepage takeovers. We distribute these ad products across our owned and operated properties as well as third-party platforms. This revenue source is driven by our industry-leading engagement, an overall shift to digital advertising, and our scaled reach to multiple demographics. We provide significant and differentiated value to advertisers by consistently delivering best-in-class audience engagement, with the most Time Spent among audiences as compared to other digital media companies in our competitive set, according to Comscore.
Content revenues consist primarily of payments received from clients for custom assets, including both long-form and short-form content, from branded quizzes to Instagram takeovers to branded content videos. These revenues also include feature films as well as content licensing. Our content production approach increasingly allows for turn-key, lightweight options that are scalable and repeatable and resonate with advertisers. Our content revenue is driven by continued investment in our content team, a strong data-informed understanding of our audience, demand for trusted, brand-safe digital content, and our brand integrity.
Commerce and other revenues consist primarily of affiliate commissions earned on transactions initiated from our editorial shopping content, as well as revenues from product licensing. Our editorial shopping content drives hundreds of millions of dollars in attributable transactions each year. Moving forward, we plan to continue to onboard new marketplaces beyond consumer retail, expanding into new shopping categories to drive additional growth. With strong brand recognition and audience trust, BuzzFeed is well positioned to capitalize on the continued shift to online purchases.
Our Differentiation
•Leading Destination for Audiences — Audiences spend more time consuming our content than that of other digital media companies in our competitive set, according to Comscore.
•Premium, Brand-Safe Advertising — As platforms continue to struggle with the policing of user-generated content and the impact to advertisers on their platforms, BuzzFeed has become a trusted partner in providing high-quality, brand-safe content at scale to serve advertiser demand. Our iconic, category-leading brands have loyal, highly engaged audiences — from food lovers to shoppers to parents — and everyone in between.
•AI-enabled Technology Stack — Our proprietary technology stack is powered by AI and machine learning, and trained on BuzzFeed proprietary data to optimize publishing across our owned and operated and third-party platforms. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights — delivering high-quality content at massive scale and low cost.
•Rich First Party Data — With a broad and diverse audience and scaled distribution across platforms, we capture rich first party data and third-party platform insights across our audience — offering advertisers the contextual alignment and tools they need to effectively and efficiently reach massive young audiences — particularly as the

Internet continues to move toward a cookieless future. By leaning further into AI, we see the opportunity to capture and better understand a much bigger data set around our audience and the performance of our content.
Our Strategy
•Grow and deepen audience engagement — We plan to continue to leverage our iconic brands and invest in our technology and data-driven content flywheel to deliver engaging content that brands and advertisers trust to reach, grow, and engage audiences, at scale and across platforms. There is a significant opportunity to further penetrate our existing customer base with our diverse offerings, as well as to add new customers through our proven ability to reach audiences at scale and drive awareness, inspiration, and transactions. Representing more than 85% of audience Time Spent for the year ended December 31, 2023, our owned and operated properties are an area of focus, including through the use of AI to make our owned and operated properties more engaging, personalized, and efficient to operate.
•Empower our content creator teams — We are extremely fortunate to have many talented journalists, video creators, writers, and Internet visionaries, whose contributions are critical to our success. BuzzFeed will continue to focus on building the future of creative work by empowering our teams, providing them with next-generation tools, data, and an environment that fosters collaboration, diversity, and innovation to produce best-in-class digital content.
•Expand strategic partnerships — Our diversified and complementary advertising, content, and commerce offerings enhance our value proposition and strengthen our relationships with our customers. In particular, partners who purchase several of our solutions often increase their average spend with BuzzFeed, which drives longer term relationships and improves customer retention.
•Drive sustainable, profitable growth — Following several years of discipline and cost management initiatives, our business is benefiting from significant operating leverage. As we prioritize resources towards the highest margin businesses, we are committed to building a business that delivers significant margin expansion and generates strong cash flows.
BuzzFeed operates within the digital media space, a category that we have pioneered and helped develop. We broadly compete against other Internet companies that might attract audiences and advertisers to their platforms and away from BuzzFeed’s. More specifically, with a common core demographic of Millennials and Gen Z, online content providers that target younger generations are natural competitors to BuzzFeed. Historically, these have included digital publishers such as Vox Media (which combined with Group Nine Media), Bustle Digital Group, Dotdash Meredith, and Condé Nast. Additionally, our entertainment competitors include, but are not limited to, People and Entertainment Weekly, and our food brand competitors include, but are not limited to, New York Times Cooking and Food Network. We believe that engagement, and specifically Time Spent, is a key indicator of competitive positioning, and BuzzFeed Inc. outperforms its peers by this measure, with audiences spending more time with our content than that of any other company in our competitive set, according to Comscore. Furthermore, we believe that audience leadership, brand safety, our AI-powered tech stack, and rich first party data are structural differentiators that set us apart from the competition.
BuzzFeed both competes with and partners with the largest social media platforms, streaming services, retailers, and traditional publishers. We believe that BuzzFeed’s unique, data-informed, brand-safe content is increasingly valued by ecosystem participants and enables BuzzFeed to grow alongside the largest consumer Internet and publishing businesses.
Customers
BuzzFeed offers a strong value proposition to customers and business partners looking to reach Millennial and Gen Z audiences at scale, in order to generate awareness and drive discovery, inspiration, and ultimately transactions involving their products and services. Customers rely on our high-quality, engaging and brand-safe content, creativity, and audience insights to accomplish these objectives. Our customer base consists of U.S.-based and global corporations, including several Fortune 500 companies, across a variety of industries including, among others, media and entertainment, consumer packaged goods, and retail, financial services, insurance, and technology, who utilize one or more of our offerings in advertising, content, and commerce and other.
We provide our advertising customers with a broad array of offerings including display, programmatic, and video advertising inventory to target users on our owned and operated sites, applications, and third-party platforms. Our content customers include third-parties seeking to promote their businesses, products and services with our content (for example, we can create customized promotional content for a third-party’s film release). Our commerce customers are e-commerce operators who partner with us through affiliate programs, or retailers with whom we enter into licensing and merchandising agreements. Customers can achieve the best results when tapping into a combination of our offerings, and we see increased retention from those customers that do so. We maintain a diverse customer base and do not have a significant concentration of revenue around any particular customers, with our top 10 direct customers making up approximately 13% of total revenue for the year ended December 31, 2023. In addition to these top 10 direct customers, we derive a significant portion of our revenue from companies such as Google, Facebook, and Amazon through their various advertising and affiliate exchanges.
Human Capital Resources
Our Employees
We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2023, we had 925 employees located across seven countries. As of December 31, 2023, approximately 10.5% of our employees were unionized, with certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with HuffPost in the U.S. belonging to the Writers Guild of America, East.
In February 2024, we completed our sale of certain assets relating to the business of Complex Networks and we also announced plans to reduce expenses by implementing an approximately 16% reduction in our then-current workforce. Following the execution of these combined actions, the Company has 735 employees as of March 27, 2024. An additional 33 employees will transfer to Independent Digital News and Media Limited on April 1, 2024. Moreover, an additional 60 employees were impacted by the aforementioned reduction in workforce; however, they will remain on our payroll until April 29, 2024. Refer to Note 23 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K for additional details.
We are focused on supporting our employees across the full employee lifecycle from recruitment to onboarding through ongoing development, and have implemented programs designed to support both career satisfaction and overall wellness. We offer access to a range of wellness services addressing mental health, family support, child care, and other areas.
Our Culture
At BuzzFeed, we value openness and collaboration, experimentation and growth, and diversity and equality. This is demonstrated through our content, as well as in the way we work together within the company. We aspire to provide outstanding people experiences, through our workplace practices, benefits, employee programs, communication, and diversity.
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
Diversity, Inclusion, and Belonging
At BuzzFeed, we value Diversity, Inclusion & Belonging (“DI&B”) and strive to weave this value into everything we do. We attract a diverse group of employees that reflect the world we are trying to reach through our content and we welcome the unique skills, experiences, and backgrounds each employee brings to the table every day. Since 2014, we have been committed to holding ourselves accountable to this work by publishing our diversity and demographics report annually. As of December 31, 2023, Black, Indigenous and People of Color (“BIPOC”) employees constituted 38% of our U.S.-based employee population. In addition, 61% of our global population identify as female.
We continually refine our approach to hiring, training, career development, and education to support our mission of DI&B. Our recruiting team continues to be intentional about our diversity strategy to ensure that BIPOC talent and candidates from other underrepresented groups are actively recruited, and that the company hires and retains talent with diverse perspectives and backgrounds. In the recruitment and hiring process, we also emphasize educating all team members involved about internal and unconscious biases and how to overcome them, and ensuring that all job descriptions and interview processes are inclusive and accessible. BuzzFeed is committed to increasing the representation of diverse employees and we have concentrated our efforts to both advance and retain current BIPOC and additional diverse employees.
We are committed to ensuring our culture allows employees to bring their authentic selves to work every day. We want all employees to feel safe and supported, without threat of microaggressions or bias.
In 2023, we continued to develop and launch key educational opportunities, including Identity and Allyship training, and host a myriad of Heritage Month educational events, learning opportunities, and social events sponsored by the DI&B team, BuzzFeed employee resource groups, and the DI&B Council.
Intellectual Property
We depend on our iconic brands to build and maintain household name recognition and audience loyalty, and regard our intellectual property as critical to our success. We own numerous domestic and foreign trademarks and other proprietary rights that are important to our business and protect those rights in our brands including, but not limited to, BuzzFeed, HuffPost, Tasty, and First We Feast. We also maintain rights to the domain names www.buzzfeed.com, www.huffpost.com, www.tasty.co, www.firstwefeast.com, among others. We retain the rights to an extensive content library that is monetized through multiple revenue streams. In addition to our brand, domain, and content assets, we have a proprietary technology platform that powers our business. We rely on, and expect to continue to rely on, a combination of work for hire, assignment, license and confidentiality agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret and patent laws, to protect our brands, content, proprietary technology, and other intellectual property rights.
As of December 31, 2023, excluding COMPLEX marks, we held 123 registered trademarks in the U.S., including the BUZZFEED mark and the HUFFPOST mark, and also held 427 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and our ability to register new intellectual property, and whether to decommission certain of our intellectual property assets. We intend to continue to file additional applications with respect to our intellectual property assets.
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
Data Privacy and Security Laws
We are subject to various federal, state and international laws, policies, and regulations relating to the privacy and security of personal data, including personal data of consumers, customers, and employees. These laws often require companies to implement specific information security controls to protect certain types of data (such as personal data,

“special categories of personal data” or employee data), and / or impose specific requirements relating to the collection or other processing of such data.
In the U.S., the Federal Trade Commission (the “FTC”), the Department of Commerce, and various states continue to call for greater regulation of the collection and processing of personal data, as well as restrictions for certain targeted advertising practices. Section 5(a) of the FTC Act grants the agency enforcement powers to combat and address “unfair or deceptive acts or practices in or affecting commerce,” and the FTC has used this authority extensively to hold businesses to fair and transparent privacy and security standards. Numerous states have also enacted, or are proposing legislation to enact, state-level data privacy laws and regulations governing the collection, use, disclosure, and other processing of personal data. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) provides specific privacy rights to consumers residing in the state and imposes a range of compliance obligations on covered businesses. Compliance with the CCPA has caused, and will continue to cause, BuzzFeed to incur compliance related costs and expenses. Additionally, a number of other states have adopted or are considering similar legislation. Future changes in laws and regulations throughout the U.S., at both the federal and state levels, could impact our ability to collect data, exploit the data we do collect, limit the extent to which we can monetize that data, give rise to additional compliance costs, require us to make substantial investments in technology tools to satisfy new regulatory rules, and expose us to potential non-compliance liability. We are also subject to the Americans with Disabilities Act, which includes requirements with respect to website accessibility. Additionally, we are subject to the CAN-SPAM Act, the Telephone Consumer Protection Act, and the Video Privacy Protection Act, each of which may place restrictions on how we operate in a manner that adversely affects our business.
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
Risk Factors Summary
The following summary highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not exhaustive and the risks summarized below are not the only risks we face.
Risks Related to Our Business and Industry
•Our revenue and results of operations are highly dependent on overall advertising demand in the markets in which we operate.
•We derive a significant portion of our revenue from advertising products and our relationships with our advertising partners.
•If we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed.
•The market for digital advertising for brands is evolving. If this market develops more slowly or differently than we expect, our business, growth prospects, and financial condition could be adversely affected.
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
•We may not have sufficient cash flow from our business to fund conversions of our unsecured convertible notes in cash, or repay the notes at maturity or repurchase them upon a fundamental change, which could have an adverse effect on our financial condition. We cannot provide any assurances that we will be able to fund through operations the necessary amount of capital to repay these obligations. As a result, there is substantial doubt about our ability to continue as a going concern.
•Declines in referrals from third-party platforms and Internet search engines, whether because of a decline in the popularity of these platforms, changes in user behavior, changes in search engine algorithms, changes to the standard terms, conditions or policies of these platform providers, or otherwise, could cause our revenue to decline.
•We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
•Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could disrupt our business and harm our financial condition and operating results.
•Our development and implementation of AI solutions may not be successful, which may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results.
•We may not realize the expected financial and operational benefits of our recently announced restructuring plan, and its implementation may negatively impact our business.
•The loss of key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
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
•We have recorded significant impairment charges and could do so again in the future.
•We may require additional capital to support our operations, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
•We may not have the ability to raise the funds necessary to settle conversions of our unsecured convertible notes, repurchase the notes upon a fundamental change such as the delisting of our Class A common stock, or repay the notes in cash at their maturity.
•Restrictions imposed by the indenture governing the Notes could adversely affect our operating flexibility.
•Our notes may impact our financial results, result in the dilution of our stockholders, or create downward pressure on the price of our Class A common stock.
Risks Related to Ownership of Our Securities
•We may issue additional shares of Class A common stock (including upon the exercise of warrants or via our at-the-market offering) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
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
•The multi-class structure of our common stock has the effect of concentrating voting power with our chief executive officer, which limits other stockholders’ ability to influence the outcome of shareholder votes, including but not limited to important transactions that might involve a change in control.
•The continued decline in the coverage of our securities by analysts or reports published by the analysts who do cover us, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

•If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted and we may be required to purchase our unsecured convertible notes.
•If our existing shareholders sell, or indicate an intent to sell, amounts of our Class A common stock in the public market, the trading price of our ordinary shares could decline.
Risks Related to Legal and Regulatory Matters
•Complex and evolving U.S. and foreign laws and regulations apply to our business. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, required changes to our business practices, monetary penalties or judgments, temporary or permanent restraining orders and injunctions, increased cost of operations, declines in traffic growth and engagement with our brands and content, or otherwise harm our business.
•Our intellectual property rights are valuable, and any inability to protect, or challenges to, them could reduce the value of our content, services, and brand.
•Compliance obligations under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) may consume substantial financial and management resources.
•Some of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.
Risks Related to Our Business and Industry
Our revenue and results of operations are highly dependent on overall advertising demand in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns and unexpected events can make it difficult to predict our revenue and could otherwise adversely affect our business, results of operations, and financial condition.
Our business depends on the overall demand for advertising in the markets in which we operate and on the business condition of our current and prospective partners and advertisers. Macroeconomic factors in the U.S. and foreign markets, including adverse economic conditions, general uncertainty about economic recovery or growth, elevated interest rates, high unemployment, and rising inflation, could cause advertisers to reduce their advertising budgets. These macroeconomic factors have adversely affected our advertising and content revenues in 2023 and we expect these factors will continue to adversely impact our revenue in 2024. Additionally, because of these pressures, certain advertisers may not have the budget for marketing expenditures. Our business may also be negatively impacted by geopolitical concerns, which may result in conservative approaches by advertisers when allocating budgets and ad inventory. Reductions in overall advertising spending as a result of these factors, which are out of our control, or due to the occurrence of unanticipated events could result in a decrease in our revenue and potential profit or make it difficult to predict our future performance, any of which could adversely affect our business, results of operations, and financial condition.
We derive a significant portion of our revenue from advertising products and our relationships with our advertising partners.
Online advertising is an intensely competitive industry. A significant portion of our revenue is currently generated from our relationships with third-party advertisers, none of which have long-term commitments to us. Many of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives.
Our advertising revenue could be adversely affected by a number of other factors, including:
•decreases in traffic to, or engagement (including Time Spent) with, our brands and content;
•the impact of macroeconomic conditions and conditions in the advertising industry in general;
•the impact of new technologies or formats that could block or obscure the display of or targeting of our content;
•loss of advertising market share to our competitors;

•inability to increase advertiser demand and / or inventory;
•inability to demonstrate the value of our content to advertisers and advertising agencies or inability to measure the value of our content in a manner which advertisers and advertising agencies find useful;
•cancellation of certain pre-paid branded advertising orders;
•inability to help advertisers effectively target ads;
•decreases in the cost per ad engagement;
•changes in the way our ad products are priced;
•inability to generate income on third-party platforms because of an absence of ad placement tools and the general monetization immaturity of certain third-party platforms;
•changes to ad placement capabilities on third-party platforms;
•inability to improve our analytics and measurement solutions that demonstrate the value of our content;
•bad debts related to trade credit extended to certain advertisers;
•our entry into revenue sharing arrangements or other partnerships with third parties;
•adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments impacting branded content, labeling of advertising, privacy and consent requirements related to sharing of personal data, and / or litigation related to any of the foregoing; and
•adverse media reports or other negative publicity involving us or the digital media industry as a whole.
If our relationship with any advertising partner terminates for any reason, or if our relationship with any of these partners are renewed on less favorable terms, our revenue could be adversely impacted.
If we are unable to compete effectively with our competitors for traffic and advertising spend, our business and operating results could be harmed.
Competition for traffic to, and engagement with, our content, products and services is intense. We compete against many companies to attract and engage traffic, including companies that have greater financial resources and larger user bases, and companies that offer a variety of Internet and mobile device-based content, products and services. As a result, our competitors may acquire and engage traffic at the expense of the growth or engagement of our traffic, which would negatively affect our business. We believe that our ability to compete effectively for traffic depends upon many factors both within and beyond our control, including:
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

We also face significant competition for advertiser spending. We compete against online and mobile businesses and traditional media outlets, such as television, radio and print, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. We will need to continue to innovate and improve the monetization capabilities of our websites and our mobile products in order to remain competitive. We believe that our ability to compete effectively for advertiser spending depends upon many factors both within and beyond our control, including:
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
If the market for digital advertising develops more slowly or differently than we expect, our business, growth prospects, and financial condition could be adversely affected.
Our expected performance is tied to assumptions about the behavior of the digital advertising marketplace. Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increased number of methods for the delivery and consumption of news and other content. These developments are also driving changes in the preferences and expectations of consumers as they seek more control over how they consume content. Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:
•we may be unable to develop new online or digital content and services that consumers find engaging, that work with a variety of operating systems and networks and that achieve a high level of market acceptance;
•as third-party platforms introduce new content formats and those formats gain popularity with audiences, this may lead to limitations on monetization of our content across these platforms, the loss of control over distribution of our content and of a direct relationship with our audience, and lower audience engagement;
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
•failure to successfully manage changes implemented by social media platforms, search engines, news aggregators or mobile application stores and device manufacturers, including those affecting how our content and applications are prioritized, displayed and monetized, could affect our business;
•consumers may increasingly use technology (such as incognito browsing) that decreases our ability to obtain a complete view of the behavior of traffic that engages with our content; and
•we may be unable to maintain or update our technology infrastructure in a way that meets market and consumer demands.

We continue to direct significant resources to mitigate these potential risks and to create content, and to build, maintain, and evolve our owned and operated properties. This allocation of resources may not achieve the desired results and thus we may not avoid an adverse impact from the outlined risks on our operating results in the near term. In addition, there can be no assurance as to our ability to use new and existing technologies to distinguish our content and services from those of our competitors or to develop in a timely manner compelling new content and services that engage traffic across platforms. If the market for digital advertising deteriorates; develops more slowly than we expect; ceases to shift from traditional advertising methods to digital advertising; experiences a reduction in demand caused by weakening economic conditions, decreases in corporate spending, or a perception that digital advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business. Further, if we are not successful in responding to changes in technology and consumer behavior, our business, financial condition and prospects may be adversely affected.
Adverse economic conditions in the U.S. and globally, including the potential onset of recession, could have a negative effect on our business, results of operations, financial condition, and liquidity.
Adverse macroeconomic conditions in the U.S. and globally could negatively impact our business, financial condition, results of operations, and liquidity. These macroeconomic factors include: inflation; current global supply chain disruptions; slower than expected growth or recession; changes to fiscal and monetary policy; any failure to raise the U.S. debt ceiling or to fund the federal government, leading to a shutdown; tightening of the credit markets; including as a result of bank failures and any resulting issues in the broader U.S. financial system; any higher interest rates; high unemployment; currency fluctuations; and the competitive labor market. These, and other, factors could adversely affect demand for advertising on our owned and operated sites and social media platforms or revenue generated from creating content, weakening our advertising sales and related revenue streams. Adverse economic conditions in the U.S. and globally have from time to time caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt.
Further, sustained uncertainty about, or worsening of, current global economic conditions, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas and any related sanctions and geopolitical tensions, and further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could adversely affect our advertising revenue, content revenue, and affiliate commerce revenue, and could materially adversely affect our business, results of operations, financial condition, and growth.
The levels of our traffic to, and engagement with, our brands and content are critical to our success.
If we fail to increase our traffic, or if traffic engagement, including Time Spent, or ad engagement declines, our revenue, business, and operating results may be harmed. Our revenue and overall financial performance has been, and will continue to be, significantly determined by our success in increasing traffic and the overall level of traffic engagement with our content, including Time Spent, as well as increasing the number and quality of ad engagements. We anticipate that our traffic growth rate will slow over time as the level of our traffic increases. To the extent our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on our platforms. If people do not perceive our content to be useful, reliable and entertaining, we may not be able to attract traffic or increase the frequency of engagement, and Time Spent, on our websites and applications and with the ads that we display. There is no guarantee that we will not experience a similar erosion of our engagement levels, including Time Spent, as our traffic growth rate slows.
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
•our audience believes that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance, and prominence of ads that we display;
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
•there are adverse changes in our content or services that are mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements or consent decrees; or
•we do not maintain our brand image or our reputation is damaged, including as a result of any strategic alliances or licensing agreements with third-parties or relationships with content creators and on-camera talent.
Additionally, we receive a high degree of media coverage around the world. Negative publicity about our company, including about our content quality and reliability, changes to our content and services, privacy and security practices, labor relations, litigation, regulatory activity, and traffic experience with our content and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our content and services. Such negative publicity could also have an adverse effect on the size, demographics, engagement and loyalty of our audience and could result in decreased revenue, which would adversely affect our business and operating results. If we are unable to increase our traffic or engagement, or if they decline, this could result in our content or services being less attractive to potential new traffic, as well as partners and advertisers, which would have a material adverse impact on our business, financial condition and operating results. Additionally, if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
If we do not consistently produce high quality content and products in a timely manner, our revenue may be materially and negatively impacted.
In order to remain competitive and maximize the chances that audiences select our content and platforms as opposed to the various entertainment options available to them and with which our content and platforms compete, we must continuously develop new creative and relevant content. This content may not be well received by audiences, even if of high quality. Similarly, in order to maximize the chances that consumers select our content and products as opposed to other retail options available to them, we must continue to develop new products for partners and clients, and new channels through which to reach audiences, which may not be well received by consumers, even if of high quality. Audiences and consumers may be critical of our brands, content, products, services, platforms, and / or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. Any failure of our content or products to resonate with audiences or consumers may result in our inability to retain existing customers, clients or partners, or engage new customers, clients or partners.
Changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue.
We may introduce significant changes to our existing content. The success of our new content depends substantially on consumer tastes and preferences that change in often unpredictable ways. If this new content fails to engage traffic and advertisers, we may fail to generate sufficient revenue or operating profit to justify our use of resources, and our business and operating results could be adversely affected. In addition, we have launched, and expect to continue to launch, strategic initiatives, which do not yet generate material revenue, but which we believe will enhance our attractiveness to traffic and advertisers. In the future, we may invest in new content, products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing content or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.
We may not have sufficient cash flow from our business to fund conversions of the Notes (as defined below) in cash, or repay the Notes at maturity or repurchase them upon a fundamental change, which could have an adverse effect on our financial condition. We cannot provide any assurances that we will be able to fund through operations the necessary amount of capital to repay these obligations. As a result, there is substantial doubt about our ability to continue as a going concern.
Based on its assessment, our management has raised substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited consolidated financial statements.
As of December 31, 2023, we had $150.0 million aggregate principal amount of unsecured convertible notes due 2026 issued in connection with the Business Combination (the “Notes”). As of December 31, 2023, we had $35.6 million of cash and cash equivalents, a decrease of $20.1 million from December 31, 2022. On March 7, 2024, we repaid approximately $30.9 million (plus interest of $0.6 million) to holders of the Notes, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 7, 2024. Refer to Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details about the repayment.
Each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e. the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. In addition, a failure to comply with the provisions of the indenture governing our Notes could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased.
Failure of our Class A common stock to be listed on any national securities exchange or quoted on Nasdaq would constitute a fundamental change under the indenture. As such, within 20 business days of a delisting, we would have to offer to repurchase the Notes, for cash, at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest, no later than the 35th business day following such notice. In the absence of a refinancing of our debt, we may not have the funds on hand to make such payment within 35 business days of such a fundamental change and, in that event, may not be able to fulfill our repurchase obligation, leading to a potential event of default under the Notes.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes. Our ability to pay cash upon conversion of the Notes depends in part on our future performance, which is subject to economic, financial, competitive and other factors including, but not limited to, rising inflation, elevated interest rates, and other negative macroeconomic factors, some of which are out of our control. Our business may not generate cash flow to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, which could have a material adverse effect on our financial condition and ability to continue as a going concern.
Our ability to repurchase or to pay cash upon conversions or at maturity of the Notes may be limited by law, regulatory authority or agreements governing any future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
As discussed in Note 9 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, we may, at our election, force conversion of the Notes after December 3, 2024, subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. The closing price of our Class A common stock was $0.25 on December 29, 2023, and $0.40 on March 27, 2024. As a result, we currently believe it is unlikely we will be able to force conversion of the Notes.

Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund operations throughout the third quarter of 2024, assuming the Notes are called in the fourth quarter of 2024. Our assessment is based on our management’s current assumptions, which may prove to be wrong, and we could spend our available financial resources faster than we currently expect.
Our ability to continue as a going concern may depend on our ability to obtain additional financing or through consummating other transactions to strengthen our balance sheet. We are currently working with external advisors to optimize our consolidated balance sheet and evaluate our assets.
A going concern opinion could impair our ability to finance our operations through public or private equity offerings, or debt financings, or a combination of one or more of these funding sources. Any additional equity or debt financing could be extremely dilutive to our current shareholders. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain capital, or consummate additional asset sales (if needed), our business would be jeopardized and we may not be able to continue operations.
A portion of our online traffic is generated from other third-party platforms and Internet search engines. Declines in referrals from third-party platforms could therefore cause our revenue to decline.
Our success depends in part on our ability to attract online visitors to our owned and operated properties, and we depend in part on referrals from third-party platforms and Internet search companies, most prominently Apple News, Google, Facebook, YouTube, Instagram, TikTok, Snapchat, and Twitter, to direct visitors to our owned and operated properties. Our ability to maintain or increase the number of visitors to our owned and operated properties from third-party platforms and Internet search engines is not entirely within our control.
Some of these platforms have diminished, and may continue to diminish, in popularity. A diminishment in popularity in any of these platforms, whether because access to that platform is denied in certain markets or for any other reason, could negatively impact our business, revenue, and results of operations. Further, consumer adoption of AI tools to perform internet searches could impact Internet search referrals to our websites, should users forgo referrals and instead rely on large language model summaries of our content.
Third-party platforms and major tech companies continue to prioritize their formats, in lieu of sending audience traffic to publishers such as us, which may cause referrals from these platforms to our content to diminish. Additionally, search companies frequently revise their algorithms, and changes in their algorithms could cause our owned and operated properties to receive less favorable placements. If these platform providers deny access to our content, modify their current discovery mechanisms or algorithms, develop their own competitive offerings, or impose fees for access to and use of their platforms, our business could be negatively impacted. We are also subject to the standard terms, conditions, and practices of these platform providers, which govern the promotion, distribution, operation and use of our content. Platform providers have broad discretion to change their standard terms and conditions and have the right to prohibit us from distributing content on their platforms if we violate them. In addition, platform providers can change their policies or interpretations of their standard terms and conditions. Our business could suffer materially if platform providers change their standard terms and conditions, interpretations or other policies and practices in a way that is detrimental to us or if platform providers determine that we are in violation of their standard terms and conditions and prohibit us from distributing our content on their platforms. Moreover, if we are unable to maintain a good relationship with these platform providers, our business and operating results could be adversely affected.
While we have several initiatives underway to attract more users directly to our owned and operated websites and applications, there is no guarantee they will be successful. As such, the decline in referrals from third-party platforms and major tech companies has had, and may continue to have, an adverse impact on our revenues. Our business could also be harmed if these platforms change their terms and conditions relating to how their users share information on or through their platforms or across other platforms, which could impact our traffic and engagement.
Similarly, a single customer — Amazon — currently accounts for the vast majority of our affiliate commerce revenue. As such, the loss of this customer or a reduction in its commercial dealings with us for any reason could have a negative impact on that revenue.

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
Since our inception, we have generally incurred significant losses and we may continue to incur net losses in the future. For the year ended December 31, 2023, we had a net loss from continuing operations of $60.3 million. As of December 31, 2023, we had an accumulated deficit of $611.8 million. We have significantly decreased our expenses since 2022; however, we cannot guarantee that we will be able to increase our revenue in order to achieve or maintain profitability or generate positive cash flow. For example, during the year ended December 31, 2023, our total revenue decreased by 26% compared to the year ended December 31, 2022.
Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could disrupt our business and harm our financial condition and operating results.
In the past, we have made acquisitions and investments, such as our acquisition of HuffPost in February 2021 and of Complex Networks as part of the Business Combination. We have also disposed of a business (i.e., our sale of certain assets relating to the business of Complex Networks pursuant to the Asset Purchase Agreement, dated as of February 21, 2024, with Commerce Media Holdings, LLC (the “Disposition”)). We continue to work with our advisors to optimize our balance sheet and evaluate our assets. If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are different from current balance sheet values, which could result in significant asset write-down charges that could have a material adverse effect on our financial condition and results of operations. We may also incur significant or unanticipated expenses, experience greater dis-synergies than expected, or disrupt relationships with our employees, customers and business partners. There can be no assurance whether the strategic benefits and expected financial impact of any divestiture, including the Disposition, will be achieved. Such actions may also result in the diversion of management time and focus from operating our business or result in claims against us, including from stockholders. The occurrence of any of these events could have an adverse effect on our reputation, business and results of operations.
Our development and implementation of AI solutions may not be successful, which may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results.
We may seek to incorporate AI solutions into our products, services and applications. As with many innovations, AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of AI in our business. For example, our AI algorithms may be flawed and not achieve sufficient levels of accuracy or contain biased information. In addition, our competitors or other third parties may incorporate AI solutions into their products more quickly or more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. Our ability to employ AI, or the ability of our competitors to do so better, may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses of data — whether through the employment of large language models or other models leveraging data found on the Internet — and the evolution of this law may limit our ability to exploit AI tools, or expose us to litigation. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.
We may not realize the expected financial and operational benefits of our recently announced restructuring plan, and its implementation may negatively impact our business.
In February 2024, we reduced expenses by beginning the implementation of an approximately 16% reduction in our then-current workforce (after the Disposition). In doing so, we reduced the size of our centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. This reduction in workforce plan is intended to position us to be more agile, sustainable, and profitable.
There can be no assurance that our business will be more efficient or effective than prior to implementation of the plan. In addition, we cannot guarantee that this restructuring will achieve the desired and anticipated benefits within any expected timeframe. Our expectations are subject to many estimates and assumptions, and the actual savings and costs, and the timing for those savings and costs, may vary materially based on factors such as local labor regulations, collective bargaining agreement requirements, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we have implemented restructuring plans in the past, including as recently as April 2023, and there can be no assurances that further restructuring plans will not be needed. The implementation of this restructuring plan, or any we implement in the future, may also be costly and disruptive to our business or have other negative consequences, such as litigation, attrition beyond our planned reduction in workforce, negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business.
The loss of key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
We currently depend upon the continued services and performance of our key personnel. We have not entered into any employment agreement or non-competition agreement with our Chief Executive Officer and Founder, Jonah Peretti, and his employment with us is at-will, as is our employment relationship with the other members of our senior management team. In 2023, our Chief Financial Officer, Chief Legal Officer, and President departed the Company, and we eliminated certain executive-level positions. There may be other changes to our senior management team in the future. Changes to our management team may be disruptive or result in that team failing to execute our plans and strategies on a timely basis or otherwise to work together effectively. In addition, most of our content is custom-made for our business by our personnel. The loss of key personnel, including key engineering, video, editorial, and sales personnel, could disrupt our operations and have an adverse effect on our business. Further, we cannot guarantee that we can retain personnel with relevant public company experience. Negative publicity about us could adversely affect our reputation and our ability to attract and retain employees. Volatility in our stock price can impact our ability to utilize equity awards or other equity-based incentives to attract, retain and motivate employees. If we do not succeed in effectively attracting, hiring and integrating new talented personnel, or retaining and motivating existing personnel, our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
Relationships with third parties managing certain of our branded operations outside of the U.S. may materially and adversely affect our reputation.
Increasingly, our branded operations outside of the U.S. are managed via license agreements with third parties, such as our relationship with Independent Digital News Media Limited. Refer to Note 23 included elsewhere within this Annual Report on Form 10-K for further details on the license agreement with Independent Digital News Media Limited. While we require the third parties to which we license our intellectual property to follow certain brand guidelines and these parties are otherwise obligated to protect the value of our property and reputation, we cannot assure that they will do so, and if they fail to do so, such failure could adversely affect our business. Further, the failure of these third parties to successfully exploit our intellectual property in the territories in which they have the exclusive right to do so could have a negative effect on our revenues or diminish the overall value of our brands which, in turn, could adversely affect our business and operating results. In addition, licensing the rights to exploit our intellectual property may make it difficult for us to sell that underlying property, if we want to do so, as a potential buyer may want the right to exploit it throughout the world, unencumbered by these rights.
Our financial results have fluctuated in the past and will fluctuate in the future.
Our historical financial results have fluctuated in the past and will expect they will continue to do so. Our financial results in any given reporting period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•our ability to maintain and grow traffic and engagement;
•changes made to the social media and other platforms that are important channels of distribution for our content, or changes in the patterns of use of those channels by users;
•our ability to attract and retain advertisers in a particular period;
•shifts in advertiser and consumer spending habits;
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
Our historical financial results should not be relied upon as indicators of our future performance.
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
In addition, we rely on third-party providers over which we have little or no control for our principal Internet connections and co-location of a significant portion of our data servers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our content and services may become inaccessible to the public or the public may experience difficulties accessing our content and services. Any disruption or failure in our infrastructure, whether resulting from our actions or omissions, or those of third-party providers, could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business. As the level of our traffic increases, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve, and analyze our content. It may become increasingly difficult to maintain and improve the performance of our services, especially during peak usage times, as our services become more complex and our user traffic increases. The systems through which we provide our services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced when we make modifications, which might cause service malfunctions or require services to be taken offline while corrective responses are developed. If our traffic is unable to access our platform or our content on third-party platforms, or we are not able to make content available rapidly on our platform or on third-party platforms, our traffic may seek other channels to obtain the information, and may not return to our platform or view our content on third-party platforms, or use our platform as often in the future, or at all. This would negatively impact our ability to attract, retain, and increase the number and engagement of our traffic, platform partners and advertisers, as well as damage our brands, generate legal costs or liability, and harm our operating results.
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
If we fail to effectively invest in our business, operating results could be harmed.
As we continue to look for ways to diversify our business, we may need to invest in our operating capacities, such as research and content development, in order to keep pace with our competition. In those areas where we invest, such as, for example, in our capacity to leverage AI and develop new associated products, we may face significant competition for talent and we may not be able to hire the right new employees to meet our needs. Providing our content, services and features to our audience and customers is costly and we expect there to be upward pressure on expenses as we continue to work to deepen engagement and develop and implement new features and services that require more infrastructure. While we continue to look for ways to offset these upward pressures on expenses, including by reducing costs elsewhere, we may not be successful. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Any of this could negatively affect our business performance.
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
If the security of our information technology systems or data is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.
Our operations involve the collection, storage, use, and transmission of personal and proprietary information of certain of our users, advertisers, and partners on our equipment, networks, and corporate systems. Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties on which we rely may be subject to a variety of evolving threats, including social-engineering attacks, malware, malicious code, hacking, credential stuffing and denial of service.
Security breaches expose us to a risk of loss of this information, operational disruptions, litigation, remediation costs, increased costs for security measures, ransomware, loss of revenue, damage to our reputation, and potential liability. Any system failure or compromise of our security that results in the unauthorized access to or release of our traffic’s or advertisers’ data, could significantly limit our content delivery and traffic engagement, as well as harm our reputation and brands and, therefore, our business. Our security measures may also be breached due to employee error, malfeasance, or otherwise.

In particular, severe ransomware attacks are becoming increasingly prevalent. To alleviate the financial, operational, and reputational impact of these attacks, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Moreover, for certain employees, we permit a remote working environment, which has increased risks to our IT systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained off-platform, including through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch coordinated attacks. Some of these attacks may be hard to detect at scale and may result in cyber threat actors using our service to spam or abuse other users, access user personal data, further compromise additional user accounts, or to compromise employee account credentials or social engineer employees into granting further access to systems.
In addition, we rely on the technology and systems provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions), and other operations. Our ability to monitor the information security practices of these third parties is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third-party service provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms, policies, or contractual obligations, our sensitive information may be improperly accessed or disclosed, and we may experience adverse consequences. Even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our sensitive information. We or our third-party providers may also experience failures or malfunctions of hardware or software, the loss of technology assets, or the loss of data that, while not caused by threat actors, may have a similar impact and risk to our business. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, or cause the loss of our data or prolonged downtime, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. We also currently use open-source software and anticipate possibly using open-source software in the future. The use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Additionally, outside parties may attempt to fraudulently induce our employees, traffic or advertisers to disclose sensitive information in order to gain access to our data or our traffic’s or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Further, our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters or the effects of climate change (such as increased storm severity and flooding), fires, power or Internet outages, acts of terrorism or other similar events. If any of these or similar events occur, our or our third-party partners’ sensitive information and IT systems could be compromised, resulting in a security incident or other interruption.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and software, including that of third parties upon which we rely), and we work with security researchers through our bug bounty program to help us identify vulnerabilities. We may not, however, detect, become aware of, and remediate all such vulnerabilities including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we may experience delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security or privacy incident.
Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a perceived breach of our security occurs or an actual breach of our security that results in degraded website or application performance, unauthorized access, availability problems, or the loss or unauthorized disclosure of confidential information occurs, the market perception of the effectiveness of our security measures could be harmed, our traffic, advertisers, and partners may lose trust and confidence in us or decrease the use of our websites, applications or services or stop using our services in their entirety; and we may incur significant legal and financial exposure, including legal claims, higher transaction fees, and regulatory fines and penalties. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, malware, worms, hacking, physical and electronic break-ins, router disruption, sabotage or espionage, and other disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We may not be in a position to promptly address attacks or to implement adequate preventative measures if we are unable to immediately detect such attacks. Any of these actions could have a material adverse effect on our business, reputation, and operating results. Such events could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, including changes to security measures, to deploy additional personnel, to defend litigation or to protect against similar future events, and may cause damage to our reputation or loss of revenue. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our systems and sensitive information.
Any security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly and the failure to comply with these legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the SEC) have and may continue to enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expenses or liabilities or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
Some of our services contain open-source software, and we license some of our software through open-source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.
We use open-source software in our products and services and will use open-source software in the future. In addition, we contribute software source code to open-source projects under open-source licenses or release internal software projects under open-source licenses, and anticipate doing so in the future. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code we contribute to open-source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.
Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, streaming tools, networks, and standards that we do not control.
We make our content available across a variety of operating systems and through websites. We are dependent on the compatibility of our content with popular devices, streaming tools, desktop and mobile operating systems and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of our content or give preferential treatment to competitive content could adversely affect usage of our content. A majority of our traffic accesses our content and services through mobile devices and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services and applications. As a result, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. We are dependent on the interoperability of our content and our applications with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. Our mobile applications are downloaded from third-party app stores, such as the Apple App Store and Google Play. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing content or applications that operate effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute our content or applications, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and applications on mobile devices, give preferential treatment to competitive, or their own, content or applications, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or applications could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our products expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our applications and services, particularly on mobile devices, or if our traffic chooses not to access our content or use our applications on their mobile devices or choose to use mobile products that do not offer access to our content or our applications, or if the preferences of our traffic requires us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting and monetization could be harmed and our business and operating results could be adversely affected.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, where we historically maintained significant deposits, and another bank were swept into receivership. While the U.S. Federal Reserve, the U.S. Treasury Department, and the FDIC guaranteed all deposits, above and beyond the limit on insured deposits at these banks, there can be no assurance that there will not be additional bank failures or issues in the broader

U.S. financial system, which may have an impact on the broader capital markets and, in turn, our ability to access those markets.
Further, we have historically maintained most of our deposits at a limited number of financial institutions and retain lending relationships with a limited number of banking institutions. If our relationship banks and financial institutions experience difficulties, our ability to access our cash and cash equivalents, including transferring funds, making payments, or receiving funds may be threatened. Similarly, if any parties with whom we conduct business are unable to access funds pursuant to lending arrangements with a closed financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
In addition, historically our deposit accounts have held deposits in excess of the FDIC-insured amount of $250,000 (actual dollars) per depositor. There can be no assurance our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.
Our international operations are subject to challenges and risks.
We have offices around the world and our content is available in multiple languages. Our business and the conduct of our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Operating internationally subjects us to risks, and may increase risks that we currently face, including risks associated with:
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
•risk of fluctuations in foreign currency exchange rates, as we transact business in various foreign currencies, including obtaining revenue and incurring costs denominated in foreign currencies, primarily the British pound, Japanese yen, and Canadian dollar and, accordingly, changes in exchange rates, could negatively affect our and results of operations as expressed in U.S. dollars, a risk we do not currently engage in hedging activities to limit;
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
Our flexible working arrangements may have an adverse effect on our business.
Our employees can work from home when and where possible. The remote working environment may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, foster a creative environment, and hire and retain team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated event could impact our cloud infrastructure and result in lengthy interruptions in our services. In addition, acts of terrorism and other geopolitical unrest (including the ongoing conflicts between Israel and Hamas and between Russia and Ukraine) could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program for a subset of our properties, which allows us to serve static content or switch content delivery networks in the event of a catastrophe. Although the program is functional, our properties will have degraded experiences including a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition, and operating results. Further, a portion of our employees are journalists, who may face heightened dangers during such catastrophes, particularly when reporting in high-risk environments, and any failure on our part to mitigate such risks could cause us reputational harm and adversely impact our business, financial condition, and operating results.
The COVID-19 pandemic and other similar health pandemics or epidemics may have an adverse effect, or a temporary and unsustainable positive impact, on our business, results of operations, and financial condition.
We face risks related to health pandemics and epidemics, including risks related to any responses thereto by the federal, state or foreign governments, as well as our customers and business partners, to attempt to mitigate the spread of disease, all of which are out of our control. Such actions could impact national and global economic activity or the capital and financial markets, which may impact the financial circumstances of our customers and business partners or contribute to a general economic slowdown. Any of these things could adversely affect our operations and distribution network, and we could experience and expect prolonged unpredictable reductions in supply and demand for certain of our products and services. Any extended decline in demand for our products and services or disruption in our ability to service our customers or business partners could have a material adverse effect on our revenue, results of operations, and cash flows. To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this Part I, Item 1A, “Risk Factors” section.
Conversely, we believe that the COVID-19 pandemic drove a shift in commerce from offline to online, including an increase in online shopping, which we believe contributed to the rapid growth we experienced in our commerce revenue for 2020 (which has since subsided). There can be no assurance that there will be a positive impact on our results of operations from any future health pandemic or epidemic or that, if there is, it would be sustainable or would otherwise be an indicator of future performance.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (1) a lack of formalized internal control and segregation of duties surrounding the financial statement close process, and (2) selection and development of control activities, including IT general controls. Our management notes a prior year material weakness related to ineffective upstream processes for gathering critical data to support a formalized assessment and review of certain technical accounting matters has been remediated as of, and for the year ended, December 31, 2023.
During 2023, with the oversight of the audit committee of our board of directors, we continued to develop, refine, and execute upon plans to remediate the material weaknesses identified above. With respect to the financial statement close process, our management developed improvements for certain higher risk and material balance sheet reconciliation schedules and supporting financial calculations and analyses. However, certain business process controls were not designed or did not operate at the appropriate level of precision to prevent or detect a material misstatement, and conflicts with respect to segregation of duties were identified across our end-to-end financial statement close process. Our management will continue to implement remediation plans to define control procedures, enhance documentation, and enforce segregation of duties to ensure controls are adequately designed and operate sufficiently including, but not limited to: enhancing certain higher risk balance sheet reconciliation schedules, completeness and accuracy, and related review procedures; enhancing review procedures with respect to financial results and supporting financial calculations; designing processes and controls to adequately segregate job responsibilities; redesigning workflow approval routing and security permissions; and reducing reliance on manual controls.
With respect to a lack of formalized IT general controls in the area of change management and logical security controls over financial IT systems, our management began implementing remediation plans to address certain control deficiencies around system development and change management and IT security, including formalizing the processes and controls around security administration and implementing user access reviews for certain key financial systems. However, we did not have sufficient resources with technical expertise to centralize certain IT functions and to provide adequate IT oversight over financial systems. Our management intends to revisit its IT sustainment plan to further support and provide appropriate oversight over key financial systems, and intends to implement remediation plans, including, but not limited to: centralizing the change management and security administration function; implementing policies and procedures with respect to change management, system development, and application-level security; documenting test procedures and approvals relating to changes made to production; maintaining separate development, test, and production environments; formalizing controls around security administration; and implementing real-time monitoring.

These improvements to our internal control environment are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. While we are working to remediate the material weaknesses as efficiently and effectively as possible, we cannot predict the success of our remediation plan. As such, full remediation could potentially extend beyond December 31, 2024. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures. We cannot assure you that we will not identify other material weaknesses in future periods. We have expended, and expect to continue to expend, significant time and resources with the aim of remediating our material weaknesses. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in the delayed filing of required periodic reports.

If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and warrants could be adversely affected, or we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We have recorded significant impairment charges and could do so again in the future, which could have a material adverse impact on our results of operations.
In 2022, we recorded material charges related to the impairment of our goodwill and certain long-lived assets. We had approximately $57.6 million of goodwill and $26.7 million of acquired intangible assets on our consolidated balance sheet as of December 31, 2023. Under accounting principles generally accepted in the United States (i.e., U.S. GAAP), we are required to review our intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
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
During the fourth quarter of 2023, we experienced a further sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. We concluded the sustained decline in share price was a triggering event and performed a quantitative impairment assessment with respect to goodwill. The quantitative impairment assessment was performed as of December 31, 2023, utilizing a combination of the income and market approaches. We concluded that the fair value of our single reporting unit exceeded the carrying value, and as such, there was no impairment as of December 31, 2023. Refer to Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K and “Critical Accounting Policies and Estimates” within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for additional information.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, and if our fair value declines to below our carrying value, it is possible that an impairment charge may need to be recorded in the future. Under U.S. GAAP, if we determine goodwill or intangible assets are impaired, we will be required to write down these assets. Any write-down could have a negative effect on the consolidated financial statements and could impact our compliance with the equity requirement of the Nasdaq listing rules.
We may require additional capital to support our operations and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
Our operating cash flows, together with cash and cash equivalents, may be insufficient to meet our working capital and capital expenditure requirements and, from time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, and the condition of the capital markets and other factors, some of which are outside of our control. We do not know whether additional financing will be available to us on favorable terms when required, or at all. For example, the U.S. Federal Reserve began raising its benchmark rate in March 2022, increasing the rate by a total of 5.25% since the start of 2022. Such increases and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. In addition, inflation has increased as a result of, among other factors, supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions associated with COVID-19 and the broader availability of vaccines. Increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may also adversely affect our ability to obtain, or the terms under which we can obtain, any potential additional funding. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, and our operating cash flows, together with cash and cash equivalents, are otherwise insufficient, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
We may not have the ability to raise the funds necessary to settle conversions of the Notes, repurchase the Notes upon a fundamental change or repay the Notes in cash at their maturity, and any future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the Notes.
Each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. In addition, a failure to comply with the provisions of the indenture governing our Notes could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Further, if we experience a change of control on or after December 3, 2024, we would be required to offer to repurchase the Notes, for cash, at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered or pay cash with respect to such Notes being converted and our noteholders could experience a partial or total loss of their investment. Please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition, our ability to repurchase, redeem or to pay cash upon conversion of Notes may be limited by law, regulatory authority, or agreements governing any future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture or to pay cash upon conversion of such Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the interest on such indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.
Restrictions imposed by the indenture governing the Notes could adversely affect our operating flexibility. We may need to seek amendments to the indenture in some cases in order to take actions, which are otherwise limited by the covenants contained therein, and our noteholders may not agree to such amendments.

The indenture governing the Notes limits our ability to, among other things:
•incur or guarantee certain additional debt;
•make certain investments and acquisitions in certain circumstances;
•pay dividends or repurchase capital stock;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company in certain circumstances; and
•transfer, sell or otherwise dispose of certain assets in certain circumstances.
The provisions in the indenture governing the Notes may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. We may need to seek amendments to the indenture in some cases in order to take actions which are otherwise limited by the covenants therein. As a result, restrictions in our debt facilities could adversely affect our business, financial condition, and results of operations.
Our current or future debt obligations may restrict our business operations.

As of December 31, 2023, we had $158.8 million of indebtedness outstanding. As discussed in Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, on February 21, 2024, we terminated our three-year $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”). Furthermore, on March 7, 2024, we repaid approximately $30.9 million of the Notes. Consequently, we had approximately $119.1 million aggregate principal amount of Notes outstanding as of March 7, 2024.
Our ability to make scheduled payments with respect to, or to refinance, the Notes depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.
The Notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.
The Notes, mature on December 3, 2026, are convertible into shares of our Class A common stock at an initial conversion price of $12.50 and bear interest at a rate of 8.50% per annum, payable semi-annually. As of December 31, 2023, the Notes were convertible into approximately 12,000,000 shares of our Class A common stock and, as of March 7, 2024, the Notes were convertible into approximately 9,528,000 shares of our Class A common stock. The sale of the Notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of Class A common stock into which the Notes are convertible. If shares of Class A common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders and the market price of our Class A common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our Class A common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.
Our warrants that are accounted for as liabilities and the changes in value of our warrants could have a material effect on the market price of our common stock or our financial results.
We account for the 9,842,500 warrants issued in connection with 890’s initial public offering (including the 9,583,333 public warrants sold as part of the units in the initial public offering and the 259,167 private placement warrants underlying the private placement units) in accordance with the guidance contained in Accounting Standards Codification 815, Derivatives and Hedging. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in our consolidated statement of operations and therefore our reported earnings. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses has been, and could continue to be, material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. Refer to Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had accumulated $358.3 million and $13.3 million of U.S. federal and state net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income, some of which will begin to expire in 2030 for U.S. federal tax purposes and 2025 for state tax purposes. It is possible that we will not generate sufficient taxable income in time to use our NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, U.S. federal NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. U.S. federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. federal NOLs, these changes will not impact our balance sheet as of December 31, 2023. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs, may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2023.
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in Illinois, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.
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
Risks Related to Ownership of Our Securities
We may issue additional shares of Class A common stock (including upon the exercise of our warrants or via our at-the-market offering), which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
We have previously entered into, and may in the future enter into, contractual arrangements with certain customers and other parties, and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of our warrants and/or common stock upon achievement of specified milestones. As of December 31, 2023, there were: outstanding public warrants originally issued by 890, but which we assumed in connection with the Business Combination, exercisable for an aggregate of 9,583,333 shares of our Class A common stock at an exercise price of $11.50 per share. In addition, there were 259,167 outstanding private placement warrants, also originally issued by 890 and assumed by us in connection with the Business Combination, and 33,333 outstanding working capital warrants, issued by us in connection with the Business Combination, exercisable for an aggregate of 292,500 shares of our Class A common stock at an exercise price of $11.50 per share. Further, as of December 31, 2023, the Notes were convertible into approximately 12,000,000 shares of our Class A common stock and, as of March 7, 2024, the Notes were convertible into approximately 9,528,000 shares of our Class A common stock. Moreover, we may issue a substantial number of additional shares of our Class A common stock (or securities convertible, exercisable or exchangeable for Class A common stock) in the future, whether pursuant to the at-the-market-offering described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” elsewhere in this Annual Report on Form 10-K, under which to which there were 11,196,473 shares reserved for issuance as of December 31, 2023, or in connection with contractual relationships with customers, acquisitions, pursuant to compensation arrangements or as a result of financing transactions. The issuance of additional shares of our Class A common stock as a result of any of the aforementioned transactions may result in dilution to the holders of our Class A common stock and an increase in the number of shares eligible for resale in the public market.

Sales of a substantial number of such shares in the public markets may adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.
We have the ability to redeem our outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we give notice of redemption. If and when the public warrants become redeemable by us, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force holders to: (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so; (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold on to such warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
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
The exercise price for the outstanding public warrants is $11.50 per share of our Class A common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.
The market price of our securities is volatile, which may increase the risk of securities-related litigation, or cause the loss of part or all of holders’ investments.
The price of our Class A common stock and public warrants is volatile. In addition, if we are unable to meet the expectations of investors or securities analysts, the market price of our Class A common stock and public warrants may decline. Some companies that have experienced volatility in the trading price of their securities have been the subject of securities litigation. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our Class A common stock and public warrants could decline for reasons unrelated to our business, financial performance, or growth. Stock prices of many digital native and technology companies have historically been highly volatile.
The trading price of our securities is volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Fluctuations in the price of our securities could contribute to the loss of all or part of holders’ investments. Any of the factors listed below could have a material adverse effect on investments in our securities and our securities may trade at prices significantly below the price originally paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•changes in the industries in which we and our customers operate;

•success of competitors;
•operating results failing to meet the expectations of securities analysts or investors in a particular period;
•changes in the level of coverage of our securities by securities analysts or changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
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
In addition to voting together with our Class A common stock (with one vote per share) on all matters, the holders of our Class B common stock are entitled to 50 votes for each share of Class B common stock held of record by such holder on each matter on which such holders of such shares are entitled to vote, as set out in our second amended and restated certificate of incorporation. As of December 31, 2023, Jonah Peretti and his affiliates held approximately 96% of our Class B common stock and, as such, approximately 64% of the voting power of our common stock. Accordingly, Mr. Peretti is able to exert substantial influence over matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Mr. Peretti may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of BuzzFeed, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of BuzzFeed, and might ultimately affect the market price of shares of our Class A common stock.
Anti-takeover provisions contained in our certificate of incorporation, as well as provisions of Delaware law, could impair a takeover attempt.
In addition to the substantial influence that Mr. Peretti is able to exert over matters submitted to our stockholders for approval, including an approval right over any acquisition or liquidation of our company, our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include, among other things:
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
•requirement of supermajority voting (or if two-thirds of our board of directors approves, a majority) to amend some provisions in our second amended and restated certificate of incorporation and restated bylaws;
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•only a majority of our board of directors will be authorized to call a special meeting of stockholders;
•the right of our board of directors to make, alter, or repeal our restated bylaws;
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
These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our board of directors or our management.
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
The continued decline in the coverage of our securities by analysts or reports published by the analysts who do cover us, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.
The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets, and our competitors. Securities research analysts may establish and publish their own periodic projections for our company. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price or trading volume may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price or trading volume could decline. Currently, we are covered by just one analyst. If this analyst ceases coverage of us or fails to publish reports on us regularly, the market price and trading volume for our common shares could be adversely affected.
If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our Class A common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting. On May 31, 2023, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that, for the previous 30 consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market. We did not regain compliance during the initial 180-day period provided to us and, on November 28, 2023, Nasdaq approved a second 180-day period to regain compliance with the minimum bid price requirement in conjunction with a transfer to The Nasdaq Capital Market. As such, the bid price for our Class A common stock needs to close at $1.00 or more for at least 10 consecutive business days prior to May 28, 2024 (i.e., starting on May 13, 2024). If we do not regain compliance with the minimum bid price requirement by May 28, 2024, Nasdaq will notify us that our securities are subject to delisting. In the event of such a notification, we may appeal the Listing Qualifications Department’s determination to delist our securities before the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination, such an appeal would be successful. Refer to Note 16 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
A delisting of our common stock from Nasdaq would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. It could also lead to the failure of our securities to be covered by securities analysts or the reduction in our coverage by the news media, which could cause the price of our common stock to decline further. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, customers, business partners and employees and fewer business development opportunities. Further, under the indenture governing the Notes, the failure of our Class A common stock to be listed on any national securities exchange or quoted on Nasdaq would constitute a fundamental change, giving the holders of the Notes the right to require us to repurchase, for cash, all or a portion of their Notes at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.

Unless our common stock continues to be listed on a national securities exchange or quoted on Nasdaq, it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.
In addition to the foregoing, if our common stock is delisted from Nasdaq and is, instead, traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. If our common stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock is no longer a penny stock.
Further, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our Class A common stock fails to be listed on any national securities exchange or quoted on Nasdaq, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities, because states are not preempted from regulating the sale of securities that are not covered securities.
If our existing shareholders sell, or indicate an intent to sell, amounts of our Class A common stock in the public market, the trading price of our ordinary shares could decline.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.
On June 2, 2022, an aggregate of (1) 102,688,447 shares of our Class A common stock (including 2,776,073 shares of our Class A common stock subject to outstanding equity awards), (2) 12,019,830 shares of our Class B common stock, and (3) 6,478,031 shares of our Class C common stock held by our stockholders became available for sale without restriction, other than applicable securities laws. In addition, on December 3, 2022, an aggregate of 7,187,500 shares of our Class A common stock held by 200 Park Avenue Partners, LLC, PA 2 Co-Investment LLC, Craig-Hallum Capital Group LLC and certain affiliated individuals became available for sale, subject to applicable securities laws. Since the beginning of 2023, John Johnson III and Johnson BF, LLC, who collectively owned 4% of our Class A common stock as of February 28, 2023, sold approximately 14% of their holdings. Additionally, General Atlantic BF L.P., which owned approximately 6% of our Class A common stock as of February 28, 2023, sold all of its holdings during 2023.
Further, pursuant to the 2021 Equity Incentive Plan, we grant stock-based awards to our officers, employees, directors, and consultants. Refer to Note 11 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details on outstanding awards as of December 31, 2023. Any significant discretionary sales by the recipients of equity awards, including sales of shares received upon the settlement of restricted stock units or exercise of options (or sell-to-cover transactions effected to address any associated tax liabilities or exercise prices of such options), or sell-to-cover transactions effected to address any associated tax liabilities in connection with the settlement of significant amounts restricted stock units at one time, would be very dilutive to existing stockholders. Any such sales may also result in trading volatility and reduce the market price of our Class A common stock.
In addition, in the future, we may sell additional shares of Class A common stock, including through our at-the-market-offering described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” elsewhere in this Annual Report on Form 10-K, which could cause the market price of our Class A common stock to decline. We may also issue preferred shares or other equity ranking senior to our Class A common stock. Any such preferred shares will have, and those other securities will generally have, priority upon liquidation. Such securities also may be governed by an instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Because our decision to issue equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital-raising efforts. As a result, future capital-raising efforts may reduce the market price of our Class A common stock and be dilutive to existing shareholders.
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
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder, employee or agent of ours to us or our stockholders or any claim for aiding and abetting such alleged breach; (iii) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (iv) action or proceeding to interpret, apply, enforce or determine the validity of our second amended and restated certificate of incorporation or restated bylaws; or (v) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours governed by the internal affairs doctrine, will, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction thereof, and state or federal court located within the State of Delaware. Unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the exclusive forum for the resolution of any action or proceeding asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock will be deemed to have notice of and to have consented to the forum provisions in our second amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation invalid or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and our board of directors.
We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and we are taking, and may take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
The U.S. government, including the FTC and the Department of Commerce, has announced in past years that it is reviewing the need for greater regulation for the processing of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. There have been a number of legislative proposals in the U.S., at both the federal and state level, that would impose new obligations in areas such as privacy, consent and data protection. There have also been various congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many members of Congress from both parties support reform or repeal of Section 230, so the possibility of congressional action remains. If Congress revises or repeals Section 230 or the Federal Communication Commission adopts new rules, we may no longer be afforded the same level of protection offered by current Section 230. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to defend against claims of patent infringement.
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
Legacy BuzzFeed and Complex Networks derived less than 0.2% of their combined revenues for the year ended December 31, 2021, and no revenue for the years ended December 31, 2023 or 2022, from advertisements relating to cannabis, which may be considered a controlled substance in certain jurisdictions, or cannabis-related products. Controlled substances are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Among other things, certain controlled substances, including marijuana, are regulated under the federal Controlled Substances Act of 1970 (the “CSA”) and implementing regulations of the U.S. Drug Enforcement Administration (the “DEA”). The cannabis-related advertisements on both Legacy BuzzFeed’s and Complex Networks’ platforms were in compliance with state and local laws. However, certain varieties of cannabis continue to be controlled substances under the CSA and Legacy BuzzFeed and Complex Networks may not have been in compliance with federal law with respect to such advertisements. Our current advertising practices across all platforms do not permit advertisements in the U.S. relating to federally prohibited cannabis-related activities (this does not include advertisements relating to hemp derived products, including Cannabidiol (CBD), which are permitted under federal law) on our platforms. However, if the historical activities of Legacy BuzzFeed and Complex Networks were to become the subject of enforcement actions and sanctions from the DEA or otherwise arising under federal law, such actions and sanctions may have a negative effect on our business, financial condition, results of operations or reputation.

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
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, advertising and marketing, intellectual property (including copyright, trademark and patent), privacy, defamation, libel and slander, consumer protection, securities, tax, labor and employment, bribery and corruption, economic and trade sanctions, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The foregoing list is non-exhaustive. We have faced and will continue to face claims relating to our content that is published or made available through our websites and applications, or through third-party platforms or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights (including copyright, trademark and patent), rights of publicity and privacy and FTC regulation. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. If we do not prevail in litigation, we could incur substantial liabilities, some or all of which may not be covered by our insurance. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute. Further, pending or future legal proceedings could result in a diversion of our management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights.
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
Our trademarks, logos, trade secrets, copyrights, and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, a combination of work for hire, consulting, assignment, license and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret, and patent laws, to protect our brand and other intellectual property rights. However, these agreements may be breached which could impair or destroy the value of this intellectual property to us. Moreover, various other events outside of our control pose a threat to our intellectual property rights. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our content and brands are utilized in commerce. Also, the efforts that we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or content that are substantially similar to ours and compete with our business.
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
From time to time, we receive claims from third parties that allege that we have infringed upon their intellectual property rights. Further, we may introduce new products and services (such as those related to AI), including in areas where we currently do not operate, which could increase our exposure to patent and other intellectual property claims from third parties, including, but not limited to, competitors and non-practicing entities. In addition, some of our agreements with advertisers, platform partners, data partners, social media platforms, and licensees require us to indemnify them for certain intellectual property claims, which could require us to incur considerable costs or pay significant damages in the event of an adverse ruling. Advertisers and platform partners may also discontinue use of our products and services as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.
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
We are subject to rules and regulations by various governing bodies, including, but not limited to, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. For example, the SEC has recently adopted new rules with respect to cybersecurity disclosure, which we are in the process of implementing. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.
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
As a publicly-traded company, we are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires our management to annually report on the effectiveness of our internal control over financial reporting. This annual certification and the maintenance of the Sarbanes-Oxley compliance program requires ongoing and significant effort from key stakeholders across our business operations. In addition, we currently disclose material weaknesses in our control environment, which require increased attention from our management and financial investment to remediate. While we are currently considered an emerging growth company, which provides certain exemptions from Sarbanes-Oxley provisions, we will be required to comply with incremental regulatory requirements upon losing our emerging growth company status. This includes attestation over the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. As a result, our management may not be able to effectively and timely implement controls and procedures that adequately meet the regulatory compliance and reporting requirements that are applicable to us. If we are not able to remediate our material weaknesses and maintain an effective control environment, including any additional requirements once we are no longer an emerging growth company, we may be subjected to adverse regulatory consequences that could harm investor confidence and the market price of our securities.
Some of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.
As of December 31, 2023, approximately 10.5% of our employees were unionized, with certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with HuffPost in the U.S. belonging to the Writers Guild of America, East. As a result, we are required to negotiate the wage, benefits and other terms and conditions of employment with these employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy and Governance
We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats. Cybersecurity and risks related to our IT are an important focus of our board of directors’ risk oversight. Our board of directors, with assistance from its audit committee, oversees our cybersecurity risk assessment and response program. The audit committee receives reports at least quarterly from executive management, including our Vice President of IT, on the identification and status of cybersecurity incidents, resolution, recovery and post incident management.
Managing Material Risks and Integrated Overall Risk Management
We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity risk assessment process evaluates our maturity across key areas of cybersecurity, and incorporates industry standard framework considerations, including the National Institute of Standards and Technology. The cybersecurity management program includes evaluation of our technical, administrative, and end-point security, including encryption, firewalls, security scans and anti-virus systems and logical security controls. We continue to promote a company-wide culture of cybersecurity risk management awareness and cybersecurity considerations are integrated in our decision-making processes. We have an experienced IT team led by our Vice President of IT, who has more than 20 years of industry experience. Our Vice President of IT reports directly to the executive team and works closely with our management team, and where necessary, engages external experts to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our Vice President of IT provides regular updates on cybersecurity to the audit committee of our board of directors.
Engagement of Third Parties on Risk Management
We engage with external experts, including cybersecurity consultants, to support our cybersecurity risk assessment and response program. These partnerships enable us to leverage specialized knowledge and insights. Our collaboration with these third parties includes biennial cybersecurity maturity assessments and consultation on security enhancements.
Risks from Cybersecurity Threats
We have not encountered risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. From time to time, we experience cybersecurity events that require investigation. For additional information regarding whether any risks from cybersecurity threats, including as a result of any cybersecurity incidents that are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is located in New York City, New York, where we occupy facilities totaling approximately 107,500 square feet under a lease that expires in 2025. We use these facilities for administration, finance, legal, human resources, IT, sales and marketing, engineering, technology, production, and development. In addition to our corporate headquarters, we also lease other facilities in New York, California, Canada, India, Japan, Mexico and the U.K. In February 2024, we entered into a space sharing license agreement whereby we licensed approximately 11,500 square feet (not including shared spaces) to the purchaser of certain assets of Complex Networks in connection with the Disposition. Refer to Notes 22 and 23 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on this space sharing agreement.
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
Video Privacy Protection Act
On May 16, 2023, a lawsuit titled Hunthausen v. BuzzFeed, Inc. was filed against us in the United States District Court for the Southern District of California, asserting class action claims for alleged violation of the Video Privacy Protection Act (“VPPA”) based on the claimed transmission of personally identifying information via the Meta pixel, Google Analytics, and the TikTok pixel, all of which are purportedly connected to posts on the BuzzFeed.com website. The putative class plaintiff was seeking an injunction to stop further alleged wrongful conduct, to recover unspecified compensatory damages and an award of costs, and any further appropriate relief. The matter was settled on January 4, 2024 and is now disposed.
On August 4, 2023, we received 8,927 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024.
On August 15, 2023, we received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. We provisionally settled these claims on January 16, 2024.
On October 31, 2023, we received 590 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024.
Mass Arbitrations
Two mass arbitrations (the “Arbitrations”) were initiated before the American Arbitration Association (the “AAA”) on March 15, 2022 against us and certain of our executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation by 91 individuals previously employed by Legacy BuzzFeed (the “Claimants”). The Claimants alleged that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the Business Combination, and asserted claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act. The Claimants sought to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.
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

On January 17, 2023, the Claimants filed amended statements of claim in the Arbitrations against BuzzFeed Media Enterprises, Inc., our wholly-owned subsidiary, and Continental Stock Transfer & Trust Corporation, the transfer agent for 890 and, later, our transfer agent. The amended statements of claim likewise allege that the Claimants were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on the first day of trading following the Business Combination. The Claimants allege claims for breach of contract and the covenant of good faith and fair dealing, misrepresentation, and negligence, and seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.
On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as the Company’s shareholders, are governed by our charter, including its forum selection provision, and are therefore not arbitrable. The complaint seeks declaratory and injunctive relief. The parties cross-moved for summary judgment.
On November 20, 2023, the Court of Chancery heard oral arguments on our motion for summary judgment and the Claimants’ cross-motion to dismiss the Company’s complaint. The arbitrations are stayed until the Court resolves the motions on the merits. The decision of the Court is pending.
For information regarding other legal proceedings in which we are involved, refer to Note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and public warrants are currently listed on The Nasdaq Capital Market under the symbols “BZFD” and “BZFDW,” respectively. On March 27, 2024, the closing sale price of our Class A common stock was $0.40 per share and the closing sale price of our public warrants was $0.035 per warrant. Our Class B common stock and our Class C common stock is not listed or traded on any exchange. As of March 27, 2024, there were 247 holders of record of our Class A common stock, 19 holders of record of our Class B common stock, zero holders of record of our Class C common stock and 20 holders of record of our public warrants. Such numbers do not include beneficial owners holding our securities through an account with a brokerage firm, bank, or other nominee.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no issuer purchases of equity securities for the year ended December 31, 2023.

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
Company Overview
BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across entertainment, news, food, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. With a portfolio of iconic, globally-loved brands that includes BuzzFeed, HuffPost, Tasty, and First We Feast (including Hot Ones), we are the number one destination for audiences amongst our competitive set, in terms of Time Spent, according to Comscore.
BuzzFeed’s mission is to spread truth, joy, and creativity on the Internet. We are committed to making the Internet better: providing trusted, high-quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel have enabled us to build category-leading brands, a deep, two-way connection with our audiences, and an engine for high-quality content at massive scale and low cost. As a result, each of our brands has a large, loyal, highly-engaged audience that is very attractive to advertisers, and through our rich first party data offering and contextual marketing solutions, we are able to help both advertisers and creators effectively and efficiently reach their target audiences. In 2023, our audiences consumed more than 300 million hours of content and drove over $500 million in attributable transactions.
Our strength has always been to adapt our business model to the evolution of the digital landscape. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City’s Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have focused on revenue diversification and profitability (on an Adjusted EBITDA-basis, a non-GAAP financial measure as discussed below). Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a comprehensive suite of digital advertising products and services and introducing new, complementary revenue streams.
As of December 31, 2023, we determined that the assets of Complex Networks (as defined below), excluding the First We Feast brand, met the criteria for classification as held for sale. Additionally, we concluded the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the historical financial results of Complex Networks have been reflected as discontinued operations in our consolidated financial statements. Refer to Note 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
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
Additionally, pursuant to subscription agreements entered into in connection with the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. On March 7, 2024, we repaid approximately $30.9 million to holders of the Notes, leaving approximately $119.1 million aggregate principal of Notes outstanding as of March 7, 2024. Refer to Notes 9 and 23 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

Additionally, the Business Combination satisfied a liquidity condition for 2.7 million restricted stock units (“RSUs”) and we recognized approximately $16.0 million of incremental stock-based compensation expense as a cumulative catch-up adjustment based on the number of RSUs outstanding and the requisite service completed at December 3, 2021 (“Liquidity 2 RSUs”). There were a further 2.4 million restricted stock units with a liquidity condition that the Business Combination did not satisfy (“Liquidity 1 RSUs”). However, on May 12, 2022, our board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting the RSUs to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expense associated with the Liquidity 1 RSUs in the second quarter of 2022. There were no such one-time expenses in 2023.
Restructuring
On February 21, 2024, we announced plans to reduce expenses by implementing an approximately 16% reduction in our then-current workforce (after the sale of certain assets relating to the business of Complex Networks). Refer to Note 23 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on this restructuring.
In April 2023, we announced plans to reduce expenses by implementing an approximately 15% reduction in our then-current workforce. The reduction in workforce plan was part of a broader strategic re-prioritization across the Company in order to improve upon profitability and cash flow. The Company incurred approximately $6.8 million of restructuring costs for the year ended December 31, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
In December 2022, our board of directors authorized a reduction in workforce plan, which included a reduction of our then-current global employee headcount by approximately 12%. The reduction in workforce plan was intended to reduce the Company’s costs in response to a combination of factors, including: (i) challenging macroeconomic conditions; (ii) completing the integration of Complex Networks and eliminating redundancies where they existed; and (iii) an ongoing audience shift to short-form, vertical video, which was still developing from a monetization standpoint. The Company incurred approximately $5.3 million of restructuring costs related to these actions.
In March 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. Additionally, in June 2022, as part of a strategic repositioning of BuzzFeed News, the Company entered into a voluntary buyout proposal covering certain desks which was negotiated as part of collective bargaining between the Company and the BuzzFeed News Union. The Company incurred approximately $4.9 million of restructuring costs related to these actions.
As a result of the 2022 restructuring actions, the Company incurred approximately $10.2 million of aggregate restructuring costs for the year ended December 31, 2022, comprised mainly of severance and related benefit costs. For the year ended December 31, 2022, approximately $5.7 million were included in cost of revenue, excluding depreciation and amortization, $1.6 million were included in sales and marketing, $0.9 million were included in general and administrative, and $2.0 million were included in research and development.
In March 2021, the Company announced a restructuring of HuffPost, including employee terminations, in order to efficiently integrate HuffPost, which the Company acquired in February 2021, and establish an efficient cost structure. The Company incurred approximately $3.6 million in severance costs related to the restructuring, of which $3.2 million were included in cost of revenue, excluding depreciation and amortization, $0.3 million were included in sales and marketing, and $0.1 million were included in research and development.

Effects of Current Economic Conditions
Macroeconomic conditions have a direct impact on overall advertising and marketing expenditures in the United States (the “U.S.”). As advertising and marketing budgets are often discretionary in nature, they can be easier to reduce in the short-term as compared to other corporate expenses. Additionally, economic downturns and recessionary fears may also negatively impact our ability to capture advertising dollars. Consequently, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and elevated interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in 2023 and we expect these factors will continue to adversely affect our revenue in 2024. In addition, uncertainty surrounding macroeconomic factors in the U.S.and globally characterized by inflationary pressure, elevated interest rates, geopolitical issues or other factors may result in a recession, which could have a material adverse effect on our business. Refer to Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K for additional details.
Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
GAAP
Total revenue	$252,677	$342,554	$383,804
Loss from continuing operations	(39,824)	$(128,351)	$(23,894)
Net (loss) income from continuing operations	(60,332)	$(140,483)	$3,870
Non-GAAP
Adjusted EBITDA(1)	$(4,743)	$318	$42,009
Non-Financial
Time Spent(2)	306,261	314,556	345,844
—% on owned and operated properties	88%	83%	80%
—% on third-party platforms	12%	17%	20%
_____________________________
(1)See “Reconciliation from Net (loss) income from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. Time Spent for the year ended December 31, 2023 decreased by 3%, consistent with broader industry trends, amongst our competitive set, according to Comscore. Effective January 1, 2023, we exclude time spent on Facebook from our measure of Time Spent, as our monetization strategy is increasingly focused on advertising on our owned and operated properties, and Facebook now contributes an immaterial amount of advertising revenue. Time Spent on Facebook, as reported by Facebook, was approximately 58 million, 184 million, and 428 million hours for the years ended December 31, 2023, 2022, and 2021, respectively, which is not included in Time Spent presented in the table above. Additionally, Time Spent presented above excludes time spent on Complex Networks, as Complex Networks is presented as a discontinued operation herein (refer to Note 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details). Time Spent on Complex Networks, as reported by Comscore, was approximately 76 million, 126 million, and 15 million hours for the years ended December 31, 2023, 2022, and 2021, respectively. Time Spent on Complex Networks, as reported by Comscore, historically included Time Spent on First We Feast, as First We Feast was historically under the Complex Networks’ measurement portfolio of Comscore. At this time, Time Spent on First We Feast cannot be reasonably bifurcated from Time Spent on Complex Networks. As such, in order to have a more comparable measure of Time Spent, we have excluded Time Spent on First We Feast from our measure of Time Spent presented above, and we will exclude Time Spent on First We Feast in the future.
Content Performance Metrics
We use certain metrics to assess the operational and financial performance of our business. Effective January 1, 2023, we have introduced new metrics with respect to our branded content revenue, which represents the majority of our reported content revenue (branded content is further defined within “Components of Results of Operations” below). Specifically, we monitor the performance of our branded content advertisers through retention and average trailing 12-month revenue per branded content advertiser. Net branded content advertiser revenue retention is an indicator of our ability to retain the spend of our existing customers year-over-year, which we view as a reflection of the effectiveness of our services. In addition, we monitor the number of branded content advertisers and the net average branded content advertiser revenue, as defined below, as these metrics provide further details with respect to the majority of our reported content revenue and influence our business planning decisions. Our use of net branded content advertiser revenue retention, branded content advertisers, and net average branded content advertiser revenue have limitations as analytical tools, and investors should not consider them in isolation. Additionally, the aforementioned metrics do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. Pro forma amounts for acquisitions and dispositions are calculated as if the acquisitions and / or dispositions occurred on the first day of the applicable period.
The following table sets forth certain operating metrics for our branded content revenue for the three months ended December 31, 2023 and 2022 (on a trailing 12-month basis):

	December 31,
	2023	2022
Net branded content advertiser revenue retention(1)	56%	70%
Branded content advertisers(2)	>60	>65
Net average branded content advertiser revenue(3)	$0.8	$1.0
_________________________________
(1)Net branded content advertiser revenue retention is calculated by dividing the branded content revenue for the trailing 12 month from the close of the current reporting period, from advertisers who were also advertisers at the close of the same period in the prior year (the “base period”), by the branded content revenue for the trailing 12 month from the close of the base period. This analysis only considers branded content advertisers who spent greater than $250,000 (actual dollars) in the trailing 12 months from the close of the base period, and is pro forma for acquisitions and dispositions. This metric also excludes revenues derived from joint ventures and from deals not included in the branded content definition below. In both periods presented, this represents the significant majority of branded content advertiser revenue.
(2)Represents the actual number of branded content advertisers, excluding branded content advertisers that spent less than $250,000 (actual dollars) during the trailing 12 months at the close of the current reporting period, and is pro forma for acquisitions and dispositions. This does not mean an included advertiser spent $250,000 (actual dollars) in any given quarter.
(3)Represents the net branded content revenue (dollars in millions) generated by branded content customers (as defined in footnote (2) above) during the trailing 12 months at the close of the current reporting period divided by the number of branded content advertisers during that period, and is pro forma for acquisitions and dispositions. This does not mean an included advertiser spent $250,000 (actual dollars) in any given quarter.
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
•Commerce and other: Includes affiliate marketplace revenue and licensing of intellectual property. We participate in multiple marketplace arrangements with third parties, whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, we receive a commission fee for that sale from the third party. Affiliate marketplace revenue is recognized when a successful sale is made and the commission is earned.
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
Impairment expense: Represents impairment charges on goodwill and certain long-lived assets. Refer to Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
Other expense, net: Consists of foreign exchange gains and losses, gains and losses on investments, gains and losses on dispositions of subsidiaries, gains and losses on disposition of assets, and other miscellaneous income and expenses.
Interest expense, net: Consists of interest expense incurred on our borrowings, net of interest income on interest bearing checking accounts.
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities which is primarily based on the market price of our public warrants listed on The Nasdaq Capital Market under the symbol “BZFDW.” Refer to Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Change in fair value of derivative liability: In December 2021, we issued a $150.0 million aggregate principal amount of the Notes that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability. During the year ended December 31, 2023, we determined the fair value of the derivative liability was immaterial; refer to Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details. On March 7, 2024, we repaid approximately $30.9 million to holders of the Notes, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 7, 2024.
Income tax provision (benefit): Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Revenue	$252,677	$342,554	$383,804
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	142,366	194,348	199,015
Sales and marketing	38,989	47,293	53,233
General and administrative	78,026	111,437	108,694
Research and development	11,179	27,100	24,663
Depreciation and amortization	21,941	24,263	22,093
Impairment expense	—	66,464	—
Total costs and expenses	292,501	470,905	407,698
Loss from continuing operations	(39,824)	(128,351)	(23,894)
Other expense, net	(2,990)	(3,076)	(3,974)
Interest expense, net	(16,085)	(15,591)	(2,496)
Change in fair value of warrant liabilities	(11)	4,543	4,740
Change in fair value of derivative liability	180	4,695	26,745
(Loss) income from continuing operations before income taxes	(58,730)	(137,780)	1,121
Income tax provision (benefit)	1,602	2,703	(2,749)
Net (loss) income from continuing operations	(60,332)	(140,483)	3,870
Net (loss) income from discontinued operations, net of tax	(28,990)	(60,843)	22,006
Net (loss) income	(89,322)	(201,326)	25,876
Less: net income attributable to the redeemable noncontrolling interest	—	164	936
Less: net (loss) income attributable to the noncontrolling interests	(743)	(533)	228
Net (loss) income attributable to BuzzFeed, Inc.	$(88,579)	$(200,957)	$24,712

Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue, excluding depreciation and amortization	$870	$3,028	$2,788
Sales and marketing	960	3,026	4,829
General and administrative	3,911	9,251	15,052
Research and development[1]	(162)	3,864	896
	$5,579	$19,169	$23,565
_________________________________
(1) The negative stock-based compensation expense for the year ended December 31, 2023 for Research and development was primarily due to forfeitures.
The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	56%	57%	52%
Sales and marketing	15%	14%	14%
General and administrative	31%	33%	28%
Research and development	4%	8%	6%
Depreciation and amortization	9%	7%	6%
Impairment expense	—%	19%	—%
Total costs and expenses	115%	138%	106%
Loss from continuing operations	(15)%	(38)%	(6)%
Other expense, net	(1)%	(1)%	(1)%
Interest expense, net	(6)%	(5)%	(1)%
Change in fair value of warrant liabilities	—%	1%	1%
Change in fair value of derivative liability	—%	1%	7%
(Loss) income from continuing operations before income taxes	(22)%	(42)%	—%
Income tax provision (benefit)	1%	1%	(1)%
Net (loss) income from continuing operations	(23)%	(43)%	1%
Net (loss) income from discontinued operations, net of tax	(11)%	(18)%	6%
Net (loss) income	(34)%	(61)%	7%
Less: net income attributable to the redeemable noncontrolling interest	—%	—%	—%
Less: net (loss) income attributable to the noncontrolling interests	—%	—%	—%
Net (loss) income attributable to BuzzFeed, Inc.	(34)%	(61)%	7%
_____________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
For a discussion of our consolidated results of operations for the year ended December 31, 2022, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of results for the years ended December 31, 2023 and 2022:
Revenue
Total revenue as follows (in thousands):

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Advertising	$115,620	$166,934	(31)%
Content	83,642	121,541	(31)%
Commerce and other	53,415	54,079	(1)%
Total revenue	$252,677	$342,554	(26)%
Advertising revenue decreased by $51.3 million, or 31%, for the year ended December 31, 2023, driven by a $34.7 million decline in advertising revenues derived from products that are not monetized on a per-impression basis. The remaining decline was driven by a $16.6 million, or 13% decline in advertising revenue from products monetized on a per-impression basis, which reflects a 12% decline in the number of programmatic impressions delivered and a 1% decrease in overall pricing. We expect continued advertising demand softness to negatively impact our advertising revenues in 2024.
Content revenue decreased by $37.9 million, or 31%, for the year ended December 31, 2023, driven by a decrease in consumer spending in certain client verticals, particularly those in the consumer packaged goods, financial services, and entertainment industries, partially due to the broader macroeconomic environment which we believe has contributed to decreased advertising budgets. Additionally, a decrease in the number of branded content advertisers contributed to the year-over-year decline, as well as an $8.5 million decline in revenue from feature films, due to the timing of revenue recognition with respect to delivery and release of feature films. We anticipate the year-over-year decrease in the number of branded content advertisers, as well as fewer feature film deliveries, to negatively impact our content revenues in the near-term.
Commerce and other revenue decreased by $0.7 million, or 1%, for the year ended December 31, 2023.
Cost of revenue, excluding depreciation and amortization:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Cost of revenue, excluding depreciation and amortization	$142,366	$194,348	(27)%
As a percentage of revenue	56%	57%
Cost of revenue decreased by $52.0 million, or 27%, for the year ended December 31, 2023, driven by: a $25.0 million decrease in compensation expense reflecting our previous cost-savings actions; a $23.9 million decrease in variable costs of revenue primarily driven by the decline in revenue year-over-year; and a $2.2 million decrease in stock-based compensation expense.
Sales and marketing:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Sales and marketing	$38,989	$47,293	(18)%
As a percentage of revenue	15%	14%
Sales and marketing expenses decreased by $8.3 million, or 18%, for the year ended December 31, 2023, driven by: a $3.9 million decrease in compensation and related expenses reflecting our previous cost-savings actions; a $2.1 million decrease in stock-based compensation expense; a $1.0 million decrease in research and consulting expenses; and a $0.4 million decrease in professional fees.
General and administrative:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
General and administrative	78,026	111,437	(30)%
As a percentage of revenue	31%	33%
General and administrative expenses decreased by $33.4 million, or 30%, for the year ended December 31, 2023, driven by: a $7.4 million decrease in transaction-related costs, certain litigation costs, and public company readiness costs; a $5.3 million decrease in stock-based compensation expense; a $5.2 million increase in sublease income, largely associated with the sublease of our former corporate headquarters which commenced in the third quarter of 2022; a $4.8 million decrease in professional fees; a $3.9 million decrease in insurance; a $2.7 million decrease in compensation expense reflecting our previous cost-savings actions; and a $1.5 million decrease in consulting expenses.
Research and development:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Research and development	11,179	27,100	(59)%
As a percentage of revenue	4%	8%
Research and development expenses decreased by $15.9 million, or 59%, for the year ended December 31, 2023, driven by: a $9.5 million decrease in compensation expense reflecting our previous cost-savings actions; a $4.0 million decrease in stock-based compensation expense; and a $1.3 million decrease in restructuring expenses.
Depreciation and amortization:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Depreciation and amortization	21,941	24,263	(10)%
As a percentage of revenue	9%	7%
Depreciation and amortization decreased by $2.3 million, or 10%, for the year ended December 31, 2023, primarily driven by fewer fixed assets than the year-ago period, in part due to disposals resulting from the reduction of our real estate footprint.
Impairment expense:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Impairment expense	—	66,464	(100)%
As a percentage of revenue	—%	19%
For the year ended December 31, 2022, we recorded aggregate non-cash impairment charges of $66.5 million, $64.3 million of which was related to goodwill impairment and the remaining $2.2 million was related to certain long-lived assets. Specifically, during the fourth quarter of 2022, we experienced a sustained decline in share price that pushed our market capitalization below the carrying value of our stockholders’ equity. We concluded the sustained decline in share price was a triggering event for potential impairment and performed a quantitative impairment assessment. Based on the results of the quantitative impairment assessment, we recognized a goodwill impairment charge of $64.3 million. The remaining $2.2 million impairment charge was a result of the sublease of our former corporate headquarters. Of the non-cash impairment charge, $1.4 million was allocated to right-of-use assets and the remaining $0.8 million was allocated to leasehold improvements. There were no such non-cash impairment charges recorded in 2023. Refer to Note 21 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Other expense, net:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Other expense, net	(2,990)	(3,076)	(3)%
As a percentage of revenue	(1)%	(1)%
Other expense, net decreased by $0.1 million, or 3%, for the year ended December 31, 2023, driven by a $5.7 million decrease in exchange gain (loss) (primarily unrealized) as the impact of foreign exchange rate fluctuations stabilized as compared to the year-ago period and a $0.4 million decrease in other expenses. These decreases were partially offset by a $4.8 million change in investment (principally consisting of a $3.5 million loss on investment during the year ended December 31, 2023 and a $1.3 million unrealized gain on investment during the year ended December 31, 2022) and a $1.0 million decrease in other income.
Interest expense, net:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Interest expense, net	(16,085)	(15,591)	3%
As a percentage of revenue	(6)%	(5)%
Interest expense, net increased by $0.5 million, or 3%, for the year ended December 31, 2023, primarily driven by increased interest rates year-over-year. We expect interest expense, net to decrease in 2024 due to less debt outstanding as a result the repayments we made in connection with the Disposition.

Change in fair value of warrant liabilities:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Change in fair value of warrant liabilities	(11)	4,543	(100)%
As a percentage of revenue	—%	1%
We recorded a loss related to the change in fair value of warrant liabilities of $nil for the year ended December 31, 2023, compared to a gain of $4.5 million for the year ended December 31, 2022.
Change in fair value of derivative liability:

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Change in fair value of derivative liability	180	4,695	(96)%
As a percentage of revenue	—%	1%
We recorded a gain related to the change in fair value of the derivative liability of $0.2 million for the year ended December 31, 2023 compared to a gain of $4.7 million for the year ended December 31, 2022.
Income tax provision (benefit):

	Year Ended December 31,		2022 to 2023 % Change
(In thousands)	2023	2022
Income tax provision	1,602	2,703	(41)%
As a percentage of revenue	1%	1%
For the year ended December 31, 2023, the Company recorded an income tax expense of $1.6 million related to federal, state, and foreign taxes. The Company’s effective tax rate of (2.7)% differs from the statutory rate of 21% primarily related to: a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis; and an income tax provision for foreign taxes.

For the year ended December 31, 2022, the Company recorded an income tax expense of $2.7 million related to federal, state, and foreign taxes. The Company’s effective tax rate of (2.0)% differs from the statutory rate of 21% primarily related to: a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis; impairment of non-deductible goodwill for which no tax benefit was provided; and an income tax provision for foreign taxes.

As of December 31, 2023, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Net (loss) income from discontinued operations, net of taxes:

For the year ended December 31, 2023, net (loss) income from discontinued operations decreased by $31.9 million, or 53%. The decrease was primarily due to the comparison against a $38.0 million non-cash goodwill impairment charge recorded during the year ended December 31, 2022, with no comparable expense in 2023. Additionally, gross margin from discontinued operations worsened from 28.3% in 2022 to 23.4% in 2023, partially offset by improvement in other expenses due to various cost-savings actions.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net (loss) income from continuing operations, excluding the impact of net (loss) income attributable to noncontrolling interests, income tax provision (benefit), interest expense, net, other expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, impairment expense, transaction-related costs, certain litigation costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Adjusted EBITDA should not be considered a substitute for net (loss) income from continuing operations, net (loss) income, or net (loss) income attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.
Reconciliation from Net (loss) income from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net (loss) income from continuing operations	$(60,332)	$(140,483)	$3,870
Income tax provision (benefit)	1,602	2,703	(2,749)
Interest expense, net	16,085	15,591	2,496
Other expense, net	2,990	3,076	3,974
Depreciation and amortization	21,941	24,263	22,093
Stock-based compensation	5,579	19,169	23,565
Change in fair value of warrant liabilities	11	(4,543)	(4,740)
Change in fair value of derivative liability	(180)	(4,695)	(26,745)
Restructuring[1]	6,761	10,199	3,645
Impairment expense[2]	—	66,464	—
Transaction-related costs[3]	800	5,132	15,295
Litigation costs[4]	—	1,920	—
Public company readiness costs[5]	—	1,522	1,305
Adjusted EBITDA	$(4,743)	$318	$42,009
_____________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the years ended December 31, 2023, 2022, and 2021. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
(2)Reflects aggregate non-cash impairment expenses recorded during the year ended December 31, 2022 associated with goodwill impairment of $64.3 million and $2.2 million related to certain long-lived assets of our former corporate headquarters which was fully subleased during the third quarter of 2022. Refer to Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from continuing operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the significance of the following adverse conditions were evaluated in accordance with U.S. GAAP. The presence of the following risks and uncertainties associated with our financial condition may adversely affect our ability to sustain our operations over the next 12 months beyond the issuance date.
Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and our portfolio of iconic brands. During the year ended December 31, 2023, we incurred a net loss of $89.3 million (and a net loss of $60.3 million from continuing operations) and used net cash flows from operations of $6.1 million (and net cash provided by continuing operations was $0.6 million). Additionally, as of December 31, 2023, we had unrestricted cash and cash equivalents of $35.6 million to fund our operations and an accumulated deficit of $611.8 million.
As described in in Note 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, we repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal of Notes outstanding as of March 7, 2024. As described in Note 9 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. On February 28, 2024, we amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes. In the event some or all of the holders of the Notes exercise their call rights, we currently do not have sufficient cash on hand or projected cash flows to fund the potential call. Our failure to comply with the provisions of the indenture governing the Notes, including our failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity.
As described in Note 16 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, our Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period during 2023 and has continued to remain below $1.00 as of the issuance date. However, in order to remain in compliance with Nasdaq listing requirements, our Class A common stock price must exceed $1.00 per share for a specified minimum period (i.e., at least 10 consecutive business days) (the “Bid Price Requirement”). As a result of the decline in our stock price, we received a notice of noncompliance from Nasdaq on May 31, 2023, notifying us that we had until November 28, 2023 in order to regain compliance. After receiving an extension from Nasdaq, we now have until May 28, 2024 in order to regain compliance with Nasdaq’s Bid Price Requirement. If we are not able to regain compliance and, as such, our Class A common stock is delisted from Nasdaq, we will be faced with a number of significant material adverse consequences, including limited availability of market quotations for our Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Notes; limited liquidity for our stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with us. In particular, under the indenture governing the Notes, the failure of our Class A common stock to remain listed would constitute a “fundamental change” which would require us to offer to repurchase the remaining outstanding Notes, for cash, at a price equal to 101% of the principal amount plus accrued and unpaid interest. As of the issuance date we do not have available liquidity to repurchase the Notes upon a fundamental change. Our failure to repurchase the Notes as required by the indenture would constitute an event of default under the indenture.
To address our capital needs, we may explore options to restructure our outstanding debt, and we are working with advisors to optimize our consolidated balance sheet. However, we can provide no assurance that we will generate sufficient cash inflows from operations, or that we will be successful in obtaining such new financing, or in optimizing our consolidated balance sheet in a manner necessary to fund our obligations as they become due over the next twelve months beyond the issuance date. Additionally, we may implement incremental cost savings actions and pursue additional sources of outside capital to supplement our funding obligations as they become due, which includes additional offerings of our Class A common stock under the at-the-market offering (refer to Note 11 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details). However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. We can provide no assurance we will successfully generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through our at-the-market-offering) or implement incremental cost savings.
Moreover, on an ongoing basis, we are evaluating strategic changes to our operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to our business, financial condition and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, our available cash, liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions. As of the issuance date, we continue to work with our external advisors to optimize our consolidated balance sheet and evaluate our assets.
These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Revolving Credit Facility
On December 30, 2020, we entered into a three-year $50.0 million revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility). The Revolving Credit Facility, which was terminated on February 21, 2024, as described in further detail below, provided for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility were generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (“LIBOR”) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. We incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of our Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary’s receivables in the calculation of the borrowing base under the Revolving Credit Facility. The Revolving Credit Facility was further amended on each of June 29, 2023 and September 26, 2023 in a second and third amendment, respectively. As a result of these second and third amendments, the Revolving Credit Facility was amended to provide for, among other things: (i) permitted overadvances during the periods from June 29, 2023 through August 31, 2023 and September 26, 2023 through December 31, 2023; (ii) permitted overadvances of up to $7.4 million; (iii) an increase in the applicable margin only during the overadvance periods (ranging from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% starting January 1, 2024); and (iv) a change in the definition of the term “SOFR Index.” We incurred $0.2 million of debt issuance fees associated with the June 29, 2023 amendment and $0.1 million of debt issuance fees associated with the September 26, 2023 amendment.

The Revolving Credit Facility included covenants that, among other things, required us to maintain at least $25.0 million of unrestricted cash at all times and limited, under prescribed circumstances, our ability to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. We were in compliance with the financial covenants under such facility as of December 31, 2023.
Borrowings under the Revolving Credit Facility bore interest at the greater of 0.75% and the sum of the rate per annum for the forward-looking term rate for SOFR for a term of one (1) month, plus a margin, which, during the overadvance period ended December 31, 2023, ranged from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% on January 1, 2024, depending on the level of the Company’s utilization of the facility (the implied interest rate was approximately 10% at December 31, 2023), and subject to a monthly minimum utilization of $15.0 million. The facility also included an unused commitment fee of 0.375%.
The Revolving Credit Facility was secured by a first priority security interest on the Company’s and the other borrowers’ and guarantors’ cash, accounts receivable, books and records, and related assets.
As of December 31, 2023, we had outstanding borrowings of $33.8 million, outstanding letters of credit of $15.5 million, and remaining borrowing capacity of $0.7 million.
On February 21, 2024, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Complex Sale Agreement”) with Commerce Media Holdings, LLC (“Commerce Media”), providing for the sale of certain assets relating to the business of Complex Networks (i.e., the Disposition). In connection with the Disposition, on February 21, 2024, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million. Refer to Note 23 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further details on the termination.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of Notes. In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes. The Notes are convertible into shares of our Class A common stock at an initial conversion price of $12.50 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of December 31 2023, the Notes were convertible into approximately 12,000,000 shares of our Class A common stock and, as of March 7, 2024, the Notes were convertible into approximately 9,528,000 shares of our Class A common stock.
We may, at our election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes prior to December 3, 2024, we will be obligated to pay an amount in cash equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which we would otherwise be entitled to force conversion of the Notes, but are not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.
Each holder of a Note will have the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. In addition, a failure to comply with the provisions of the indenture governing our Notes could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered or pay cash with respect to such Notes being converted.

The indenture governing the Notes includes restrictive covenants that, among other things, limit our ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer specified intellectual property, or enter into transactions with affiliates.
On February 28, 2024, the indenture governing the Notes was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes. Additionally, we repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 7, 2024. Refer to Note 23 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for details.
Cash flows provided by (used in) operating, investing and financing activities from continuing operations were as follows for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash provided by (used in) operating activities from continuing operations	589	597	(22,043)
Cash used in investing activities from continuing operations	(14,723)	(17,285)	(208,028)
Cash provided by financing activities	812	3,176	181,823
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which we may, from time to time, sell up to 13,266,011 shares of our Class A common stock. As of December 31, 2023, we sold, in the aggregate, 2,069,538 shares of our Class A common stock, at an average price of $0.52 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes, and we have 11,196,473 remaining shares available under the At-The-Market-Offering agreement.
Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities from continuing operations was $0.6 million compared to $0.6 million for the year ended December 31, 2022. The change was primarily driven by: a $9.7 million improvement in net loss, adjusted for non-cash items; a $16.8 million increase in the change in accounts receivable; a $7.7 million increase in the change in accounts payable; and a $2.3 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets. The increases were partially offset by: a $14.1 million decrease in the change in deferred revenue; a $12.4 million decrease in the change in accrued compensation; and a $9.8 million decrease in the change in accrued expenses, other current liabilities, and other liabilities.
For the year ended December 31, 2022, net cash provided by operating activities from continuing operations was $0.6 million compared to net cash used in operating activities of $22.0 million for the year ended December 31, 2021. The change was primarily driven by: a $7.6 million increase in net (loss) income, adjusted for non-cash items; a $23.2 million decrease in lease liabilities; an $8.0 million decrease in the change in accrued compensation; and a $1.0 million decrease in accrued expenses, other current liabilities, and other liabilities. These were partially offset by: a $36.9 million increase in the change in accounts receivable; a $12.9 million increase in the change in deferred revenue; an $8.0 million increase in the change in accounts payable; and a $4.5 million increase in the change in deferred rent.
Investing Activities
For the year ended December 31, 2023, cash used in investing activities was $14.7 million, which principally consisted of $13.9 million of capital expenditures on internal-use software and $1.0 million of other capital expenditures, partially offset by $0.2 million in proceeds from the sale of an asset.

For the year ended December 31, 2022, cash used in investing activities was $17.3 million, which principally consisted of $12.4 million of capital expenditures on internal-use software and $5.4 million of other capital expenditures, partially offset by a $0.5 million in proceeds from the sale of an asset.
For the year ended December 31, 2021, cash used in investing activities was $208.0 million, which consisted of $189.9 million of cash spent for business acquisitions, net of cash acquired, $11.0 million of expenditures on internal-use software and $5.0 million of other capital expenditures.
Financing Activities
For the year ended December 31, 2023, cash provided by financing activities was $0.8 million, which principally consisted of $2.1 million in borrowings from the Revolving Credit Facility and $0.9 million of net proceeds from the sale of common stock pursuant to our at-the-market offering after deducting commissions and fees, partially offset by a $1.8 million repayment on the Revolving Credit Facility and a $0.5 million payment for withholding taxes on the vesting of certain RSUs.
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
Contractual Obligations
Our principal commitments consist of obligations for repayment of borrowings under the Notes, and obligations for office space under non-cancelable operating leases with various expiration dates through 2029. Refer to Notes 9, 15, and 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our contractual obligations.
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
We generate revenue from creating content, including promotional content, customer advertising, feature films and content licensing. Our performance obligations consist of BuzzFeed-created content for use by our customers or the delivery of a promised number of actions related to the content (such as impressions or views). The revenue is recognized when the content, or the related action, is delivered. Variable consideration, subject to constraint, may be included in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
We participate in multiple marketplace arrangements with third parties, whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and/or service, we receive a commission fee for that sale from the third parties. The revenue is recognized when a successful sale is made and the commission is earned.
Business Combinations
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by our management, including estimates of, among other things, expected future cash flows, discount rates, or expected costs to reproduce an asset. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
In conducting our annual goodwill impairment assessment, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment. A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach based on a discounted cash flow analysis and / or a market-based approach. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. For the 2023 annual impairment test, we performed a quantitative assessment as of October 1, 2023 and concluded the fair value of our single reporting unit was greater than its carrying value. However, during the fourth quarter of 2023, we experienced a further sustained decline in share price whereby our market capitalization was below our carrying value and a there was a more-likely-than-not expectation of selling a portion of our single reporting unit (i.e., the Disposition, as discussed in Notes 22 and 23 to this Annual Report on Form 10-K). As such, we performed a quantitative impairment assessment as of December 31, 2023.
The quantitative impairment assessment was performed as of December 31, 2023, utilizing an equal weighting of the income and market approaches. The results of our quantitative impairment test indicated that no impairment existed as the estimated fair value of the Company’s single reporting unit exceeded its carrying value by more than 10%. The determination of fair value under the discounted cash flow method relied on internal projections developed using a number of estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions include, but are not limited to, a discount rate and a terminal growth rate for cash flows. The key assumption in the market approach include determining a control premium, which was estimated using historical transactions over three years. Changes in these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, declining revenue, inability to improve profitability, continued increases in costs, and rising interest rates and other macroeconomic factors.
We will continue to monitor and evaluate the carrying value of the reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future. Refer to Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
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
Assets Held for Sale and Discontinued Operations
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and when certain other criteria are met. A business classified as held for sale is recorded at the lower of

(i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
We concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification as held for sale as of December 31, 2023. Additionally, we concluded the ultimate disposal will represent a strategic shift that will have a major effect on our operations. As such, the results of Complex Networks, excluding First We Feast, are presented as discontinued operations herein.
We calculated an estimated loss on classification to held for sale of approximately $9.5 million to reflect the write-down of the carrying value to fair value less costs to sell. The fair value was determined by using market participant assumptions. Costs to sell included incremental, direct costs incurred to transact the sale. Refer to Notes 22 and 23 included elsewhere in this Annual Report on Form 10-K for additional details.
Recently Adopted and Issued Accounting Pronouncements
Refer to Note 2 of our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Emerging Growth Company Accounting Election
Section 102 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We are an emerging growth company and have elected to take advantage of the extended transition period. As a result, the consolidated financial statements of BuzzFeed may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.
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

Foreign Currency Exchange Risk
We transact business in various foreign currencies and obtain international revenue, as well as incur costs denominated in foreign currencies, primarily the British pound, Japanese yen, and Canadian dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates could negatively affect our revenue and results of operations as expressed in U.S. dollars. Fluctuations in foreign currency rates adversely affects our revenue growth in terms of the amounts that we report in U.S. dollars after converting our foreign currency results into U.S. dollars. In addition, currency variations can adversely affect margins on sales of our products and services in countries outside of the U.S. Generally, our reported revenues and operating results are adversely affected when the U.S. dollar strengthens relative to other currencies. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Interest Rate Fluctuation Risk
Our exposure to interest rates relates primarily to the variable interest component on the Revolving Credit Facility, as well as interest earned and market value on money market funds included in our cash and cash equivalents. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our consolidated financial statements for the years ended December 31, 2023 and 2022. In February 2024, we terminated the Revolving Credit Facility; refer to Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million and $3.6 million at December 31, 2023 and 2022, respectively. Refer to Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of BuzzFeed, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BuzzFeed, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and used net cash flows from operations, and does not have sufficient cash on hand or projected cash flows to repurchase the Company’s convertible notes in the event required by the indenture, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Emphasis of Matter
As discussed in Note 23 to the financial statements, on February 21, 2024, the Company completed the sale of certain assets relating to the business of Complex Networks.
Change in Accounting Principle
As discussed in Note 15 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 29, 2024
We have served as the Company’s auditor since 2019.

BUZZFEED, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$35,637	$55,774
Accounts receivable (net of allowance for doubtful accounts of $1,424, and $1,879 as at December 31, 2023 and 2022, respectively)	75,692	116,460
Prepaid expenses and other current assets	21,460	26,373
Current assets of discontinued operations	—	—
Total current assets	132,789	198,607
Property and equipment, net	11,856	17,774
Right-of-use assets	46,715	66,581
Capitalized software costs, net	22,292	19,259
Intangible assets, net	26,665	31,038
Goodwill	57,562	57,562
Prepaid expenses and other assets	9,508	14,790
Noncurrent assets of discontinued operations	104,089	124,361
Total assets	$411,476	$529,972

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$46,378	$29,329
Accrued expenses	15,515	26,357
Deferred revenue	1,895	8,836
Accrued compensation	12,970	31,052
Current lease liabilities	21,659	23,398
Current debt	124,977	—
Other current liabilities	4,401	3,900
Current liabilities of discontinued operations	—	—
Total current liabilities	227,795	122,872
Noncurrent lease liabilities	37,820	59,315
Debt	33,837	152,253
Derivative liability	—	180
Warrant liabilities	406	395
Other liabilities	435	403
Noncurrent liabilities of discontinued operations	—	—
Total liabilities	300,293	335,418

Commitments and contingencies

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 140,138 and 126,387 shares issued and outstanding at December 31, 2023 and 2022, respectively	14	13
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 5,474 and 6,678 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Class C Common stock, $0.0001 par value; 10,000 shares authorized; 0 and 6,478 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	1
Additional paid-in capital	723,081	716,233
Accumulated deficit	(611,768)	(523,063)
Accumulated other comprehensive loss	(2,500)	(1,968)
Total BuzzFeed, Inc. stockholders’ equity	108,828	191,217
Noncontrolling interests	2,355	3,337
Total stockholders’ equity	111,183	194,554
Total liabilities and stockholders' equity	$411,476	$529,972

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Revenue	$252,677	$342,554	$383,804
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	142,366	194,348	199,015
Sales and marketing	38,989	47,293	53,233
General and administrative	78,026	111,437	108,694
Research and development	11,179	27,100	24,663
Depreciation and amortization	21,941	24,263	22,093
Impairment expense	—	66,464	—
Total costs and expenses	292,501	470,905	407,698
Loss from continuing operations	(39,824)	(128,351)	(23,894)
Other expense, net	(2,990)	(3,076)	(3,974)
Interest expense, net	(16,085)	(15,591)	(2,496)
Change in fair value of warrant liabilities	(11)	4,543	4,740
Change in fair value of derivative liability	180	4,695	26,745
(Loss) income from continuing operations before income taxes	(58,730)	(137,780)	1,121
Income tax provision (benefit)	1,602	2,703	(2,749)
Net (loss) income from continuing operations	(60,332)	(140,483)	3,870
Net (loss) income from discontinued operations, net of tax	(28,990)	(60,843)	22,006
Net (loss) income	(89,322)	(201,326)	25,876
Less: net income attributable to the redeemable noncontrolling interest	—	164	936
Less: net (loss) income attributable to the noncontrolling interests	(743)	(533)	228
Net (loss) income attributable to BuzzFeed, Inc.	$(88,579)	$(200,957)	$24,712
Net loss from continuing operations attributable to holders of Class A, Class B and Class C common stock:
Basic	$(59,589)	$(140,114)	$—
Diluted	$(59,589)	$(140,114)	$(716)
Net loss from continuing operations per Class A, Class B and Class C common share:
Basic	$(0.42)	$(1.01)	$—
Diluted	$(0.42)	$(1.01)	$(0.03)
Weighted average common shares outstanding:
Basic	143,062	138,148	27,048
Diluted	143,062	138,148	28,001

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(89,322)	$(201,326)	$25,876
Other comprehensive (loss) income
Foreign currency translation adjustment	(771)	633	126
Other comprehensive (loss) income	(771)	633	126
Comprehensive (loss) income	(90,093)	(200,693)	26,002
Comprehensive income attributable to the redeemable noncontrolling interest	—	164	936
Comprehensive (loss) income attributable to noncontrolling interests	(743)	(533)	228
Foreign currency translation adjustment attributable to noncontrolling interests	(239)	(632)	—
Comprehensive (loss) income attributable to BuzzFeed, Inc.	$(89,111)	$(199,692)	$24,838
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Stockholders’ of BuzzFeed, Inc.
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BuzzFeed, Inc. Stockholders' Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	1,540	$—	10,439	$1	—	$—	$36,373	$(346,818)	$(3,359)	$(313,803)	$—	$(313,803)
Net income	—	—	—	—	—	—	—	24,712	—	24,712	228	24,940
Issuance of common stock	—	—	—	—	3,839	1	34,999	—	—	35,000	—	35,000
HuffPost Acquisition	—	—	—	—	2,639	—	24,064	—	—	24,064	2,122	26,186
Stock-based compensation	—	—	—	—	—	—	23,565	—	—	23,565	—	23,565
Issuance of common stock in connection with share-based plans	1,921	—	476	—	—	—	6,975	—	—	6,975	—	6,975
Merger of BuzzFeed Japan and HuffPost Japan	—	—	—	—	—	—	—	—	—	—	(510)	(510)
Disposition of subsidiaries	—	—	—	—	—	—	—	—	—	—	204	204
Conversion of shares	9,693	1	(9,693)	(1)	—	—	—	—	—	—	—	—
Reverse recapitalization, net of transaction costs	93,021	9	11,175	1	—	—	473,694	—	—	473,704	—	473,704
Shares issued for Complex Networks Acquisition	10,000	1	—	—	—	—	96,199	—	—	96,200	—	96,200
Other comprehensive loss	—	—	—	—	—	—		—	126	126	—	126
Balance at December 31, 2021	116,175	$11	12,397	$1	6,478	$1	$695,869	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net loss	—	—	—	—	—	—	—	(200,957)	—	(200,957)	(533)	(201,490)
Stock-based compensation	—	—	—	—	—	—	21,605	—	—	21,605	—	21,605
Issuance of common stock in connection with share-based plans	4,965	2	—	—	—	—	457	—	—	459	—	459
Shares withheld for employee taxes	(472)	—	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,265	1,265	(632)	633
Reclassification of noncontrolling interest (see Note 10)	—	—	—	—	—	—	—	—	—	—	2,458	2,458
Conversion of Class B common stock to Class A common stock	5,719	—	(5,719)	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	126,387	$13	6,678	$1	6,478	$1	$716,233	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(88,579)	—	(88,579)	(743)	(89,322)
Stock-based compensation	—	—	—	—	—	—	6,323	—	—	6,323	—	6,323
Issuance of common stock in connection with share-based plans	4,683	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(684)	—	—	—	—	—	(451)	—	—	(451)	—	(451)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,070	—	—	—	—	—	947	—	—	947	—	947
Other comprehensive loss	—	—	—	—	—	—	—	—	(532)	(532)	(239)	(771)
Conversion of Class B common stock to Class A common stock	1,204	—	(1,204)	—	—	—	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock	6,478	1	—	—	(6,478)	(1)	—	—	—	—	—	—
Balance at December 31, 2023	140,138	$14	5,474	$1	—	$—	$723,081	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(89,322)	$(201,326)	$25,876
Less: net loss (income) from discontinued operations, net of tax	28,990	60,843	(22,006)
Net (loss) income from continuing operations	(60,332)	(140,483)	3,870
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	21,941	24,263	22,093
Unrealized (gain) loss on foreign currency	(1,088)	5,389	1,824
Stock based compensation	5,579	19,169	23,565
Change in fair value of warrants	11	(4,543)	(4,740)
Change in fair value of derivative liability	(180)	(4,695)	(26,745)
Issuance costs allocated to derivative liability	—	—	1,424
Amortization of debt discount and deferred issuance costs	4,945	4,268	259
Deferred income tax	3,236	(1,594)	(28,087)
Loss on disposition of subsidiaries	—	—	1,234
(Gain) loss on disposition of assets	(175)	(500)	220
Loss (gain) on investment	3,500	(1,260)	—
Provision for doubtful accounts	(581)	785	(161)
Impairment expense	—	66,464	—
Noncash lease expense	20,017	19,870	—
Changes in operating assets and liabilities:
Accounts receivable	40,737	23,941	(12,951)
Prepaid expenses and other current assets and prepaid expenses and other assets	4,795	2,540	2,361
Accounts payable	19,258	11,582	3,546
Deferred rent	—	—	(4,456)
Accrued compensation	(18,088)	(5,663)	2,307
Accrued expenses, other current liabilities and other liabilities	(12,619)	(2,841)	(1,847)
Lease liabilities	(23,421)	(23,249)	—
Deferred revenue	(6,946)	7,154	(5,759)
Cash provided by (used in) operating activities from continuing operations	589	597	(22,043)
Net cash (used in) provided by operating activities from discontinued operations	(6,692)	(8,454)	22,840
Net cash flow (used in) provided by operating activities	(6,103)	(7,857)	797

Investing activities:
Business acquisitions, net of cash acquired	—	—	(189,885)
Capital expenditures	(964)	(5,424)	(4,983)
Capitalization of internal-use software	(13,934)	(12,361)	(11,039)
Proceeds from sale of asset	175	500	—
Cash of disposed subsidiaries, less proceeds on disposition	—	—	(2,121)
Cash used in investing activities from continuing operations	(14,723)	(17,285)	(208,028)
Cash (used in) provided by investing activities from discontinued operations	—	—	—
Cash used in investing activities	(14,723)	(17,285)	(208,028)

Financing activities:
Proceeds from reverse recapitalization, net of costs	—	—	(11,652)
Proceeds from issuance of common stock	—	—	35,000
Payment for shares withheld for employee taxes	(451)	(1,698)	—
Deferred reverse recapitalization costs	—	(585)	—
Proceeds from issuance of convertible notes, net of issuance costs	—	—	143,806
Proceeds from exercise of stock options	29	459	6,975
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	902	—	—
Borrowings on Revolving Credit Facility	2,128	5,000	9,000
Payments on Revolving Credit Facility	(1,796)	—	(1,306)
Cash provided by financing activities	812	3,176	181,823

Effect of currency translation on cash and cash equivalents	(123)	(1,993)	(985)
Net decrease in cash and cash equivalents	(20,137)	(23,959)	(26,393)
Cash, cash and cash equivalents and restricted cash at beginning of year	55,774	79,733	106,126
Cash, cash and cash equivalents and restricted cash at end of year	$35,637	$55,774	$79,733
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s portfolio of iconic, globally-loved brands includes BuzzFeed, HuffPost, Tasty, and First We Feast (including Hot Ones). BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
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
The shares and corresponding capital amounts and earnings per share related to Legacy BuzzFeed redeemable convertible preferred stock (other than Series F Preferred Stock and Series G Preferred Stock) and Legacy BuzzFeed common stock prior to the Business Combination were retroactively recast as shares reflecting the Exchange Ratio of 0.306 established in the Business Combination. Shares of Legacy BuzzFeed Series F Preferred Stock and Series G Preferred Stock were restated based on the exchange ratio into 30,880,000 shares of BuzzFeed Class A common stock established in the Business Combination.
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. As a result of the sale of certain assets relating to the business of Complex Networks, as discussed within Notes 22 and 23 herein (the “Disposition”), the Company repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 7, 2024.
Liquidity and Going Concern
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of the date the accompanying consolidated financial statements were issued (the “issuance date”), the significance of the following adverse conditions were evaluated in accordance with U.S. GAAP. The presence of the following risks and uncertainties associated with the Company’s financial condition may adversely affect the Company’s ability to sustain its operations over the next 12 months beyond the issuance date.
Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and its portfolio of iconic brands. During the year ended December 31, 2023, the Company incurred a net loss of $89.3 million (and a net loss of $60.3 million from continuing operations) and used net cash flows from operations of $6.1 million (and net cash provided by continuing operations was $0.6 million). Additionally, as of December 31, 2023, the Company had unrestricted cash and cash equivalents of $35.6 million to fund its operations and an accumulated deficit of $611.8 million.
As described in Note 22 herein, the Company repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal of Notes outstanding as of March 7, 2024. As described in Note 9 herein, each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, the Company will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. On February 28, 2024, the Company amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes. In the event some or all of the holders of the Notes exercise their call rights, the Company currently does not have sufficient cash on hand or projected cash flows to fund the potential call. The Company’s failure to comply with the provisions of the indenture governing the Notes, including the Company’s failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require the Company to repay the Notes prior to their maturity.
As described in Note 16 herein, the Company’s Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period during 2023 and has continued to remain below $1.00 as of the issuance date. However, in order to remain in compliance with Nasdaq market listing requirements, the Company’s Class A common stock price must exceed $1.00 per share for a specified minimum period (i.e., at least 10 consecutive business days) (the “Bid Price Requirement”). As a result of the decline in its stock price, the Company received a notice of noncompliance from Nasdaq on May 31, 2023, notifying the Company that it had until November 28, 2023 in order to regain compliance. After receiving an extension from Nasdaq, the Company now has until May 28, 2024 in order to regain compliance with Nasdaq’s Bid Price Requirement. If the Company is not able to regain compliance and, as such, the Company’s Class A common stock is delisted from Nasdaq, the Company will be faced with a number of significant material adverse consequences, including limited availability of market quotations for its Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Notes; limited liquidity for its stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company. In particular, under the indenture governing the Notes, the failure of the Company’s Class A common stock to remain listed would constitute a “fundamental change” which would require the Company to offer to repurchase the remaining outstanding Notes, for cash, at a repurchase price equal to 101% of par plus accrued and unpaid interest. As of the issuance date, the Company does not have available liquidity to repurchase the Notes upon a fundamental change. The Company’s failure to repurchase the Notes as required by the indenture would constitute an event of default under the indenture.
To address its capital needs, the Company may explore options to restructure its outstanding debt, and is working with advisors to optimize its consolidated balance sheet. However, the Company can provide no assurance that it will generate sufficient cash inflows from operations, or that it will be successful in obtaining such new financing, or in optimizing its consolidated balance sheet in a manner necessary to fund its obligations as they become due over the next twelve months beyond the issuance date. Additionally, the Company may implement incremental cost savings actions and pursue additional sources of outside capital to supplement its funding obligations as they become due, which includes additional offerings of its Class A common stock under the at-the-market offering (refer to Note 11 herein for additional details). However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. The Company can provide no assurance it will successfully generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through the Company’s at-the-market-offering) or implement incremental cost savings.
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, the Company’s available cash, liquidity and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions. As of the issuance date, the Company continues to work with its external advisors to optimize its consolidated balance sheet and evaluate its assets.
These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of BuzzFeed, Inc., and its wholly-owned and majority-owned subsidiaries. The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
The Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.
In August 2015, the Company signed a Joint Venture Agreement (the “JVA”) with Yahoo Japan to establish and develop operations in Japan. During the year ended December 31, 2022, Yahoo Japan transferred its interests in BuzzFeed Japan to other third parties. As such, BuzzFeed Japan is a joint venture owned 51% by the Company, through its wholly-owned subsidiaries, BuzzFeed UK Limited, and The Huffington Post Holdings LLC and 24.5% by Asahi Shimbun Company, 21.5% by Asahi Broadcasting Group Holdings Corporation, and 3.0% by ValueCommerce Co. Ltd. BuzzFeed Japan carries out the core BuzzFeed business in the Japanese language for the Japanese market. BuzzFeed Japan is included as a consolidated subsidiary in the consolidated financial statements.
During 2023, 2022, and 2021, the Company established several production companies created solely for the purpose of producing a single film each, which are considered VIEs. The Company is the primary beneficiary of each production company, as it has the ability to direct the activities that most significantly impact the economic performance of the entities, the obligation to absorb losses, and the right to receive benefits from the entities. As a result, the production companies are included as consolidated subsidiaries in the consolidated financial statements.
Discontinued Operations and Held for Sale
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and when certain other criteria are met. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
The Company concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification for held for sale as of December 31, 2023. Additionally, the Company determined the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of Complex Networks, excluding First We Feast, are presented as discontinued operations in the consolidated financial statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of Complex Networks have been reflected as assets of discontinued operations in the consolidated balance sheets for all periods presented. Refer to Note 22 herein for additional details.
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
Fair Value Measurements
The fair value framework under the applicable authoritative guidance requires the categorization of assets and liabilities into three levels:
•Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
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
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, deferred revenue, other current liabilities, and borrowings on our three-year $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”) approximate fair value. Money market funds are categorized as Level 1.
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
The Company classifies all cash the use of which is limited by contractual provisions as restricted cash. In the first quarter of 2021, letters of credit totaling $15.5 million were issued under the Revolving Credit Facility, which reduced the remaining borrowing capacity by the same amount. These letters of credit were used in favor of our landlords, relieving us of the requirement to maintain $15.5 million of cash as collateral. In February 2024, in connection with the termination of the Revolving Credit Facility, the Company was required to cash collateralize the letters of credit; refer to Note 23 herein for additional details.
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

The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2023	2022	2021
Balance as of January 1,	$1,879	$1,094	$1,387
Additions	1,407	2,582	703
Write-offs, net of recoveries	(1,862)	(1,797)	(996)
Balance as of December 31,	$1,424	$1,879	$1,094
As of December 31, 2023, the Company had three customers that each represented 12% of net accounts receivable. As of December 31, 2022, the Company had three customers that represented 16%, 13%, and 10% of net accounts receivable. The Company had two customers that represented 17% and 11% of total revenue for the year ended December 31, 2023, two customers that represented 14% and 11% of total revenue for the year ended December 31, 2022, and two customers that represented 13% and 12% of total revenue for the year ended December 31, 2021.
Film Costs
Costs incurred to produce films, which include direct production costs, production overhead, acquisition costs and development costs, are capitalized when incurred. Capitalized film costs are amortized based upon the ratio of current period revenues to estimated total gross revenues to be earned from the film. Film costs, which were included in prepaid and other assets on the consolidated balance sheets, were as follows:

	December 31, 2023	December 31, 2022
Individual Monetization:
Feature films	$1,707	$—
Total	$1,707	$—
The Company amortized film costs of $3.2 million, $8.4 million, and $7.1 million associated with individually monetized feature films during the year ended December 31, 2023, 2022, and 2021, respectively. Film cost amortization is included in cost of revenue, excluding depreciation and amortization in the consolidated statements of operations.
Film costs are stated at the lower of amortized cost and estimated fair value and are reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the years ended December 31, 2023, 2022 or 2021, the Company recorded no impairment charges related to film costs.
Production tax incentives reduced capitalized film costs by $0.7 million and $1.5 million as of December 31, 2023 and 2022, respectively. The Company has receivables related to its production tax credits of $3.5 million and $3.0 million as of December 31, 2023 and 2022, respectively, which are reflected in prepaid and other current assets in our consolidated balance sheets.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The estimated useful lives of property and equipment of each asset category are as follows:

Useful Life (Years)
Furniture and fixtures	5
Leasehold improvements	7 – 11
Computer equipment	4
Video equipment	3

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
As of December 31, 2023 and 2022, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. During the year ended December 31, 2023, the aforementioned private company underwent a recapitalization, and the Company received approximately 6,000 shares of common stock in a non-monetary transaction, valued at $nil. Prior to the recapitalization, the carrying value of the investment was $3.6 million, and therefore the difference between the carrying value and the fair value was recorded as loss on investment within other expense, net, within the consolidated statement of operations. Furthermore, during the year ended December 31, 2023, the Company exchanged a receivable for a $0.8 million investment in the new capital structure of the aforementioned private company (receiving approximately 500,000 shares of preferred stock). The total carrying value of the investment, included in prepaid and other assets on the consolidated balance sheets, was $0.8 million and $3.6 million as of December 31, 2023 and 2022, respectively.
Evaluation of Long-Lived Assets and Impairment
The Company reviews its property and equipment and capitalized software costs for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Refer to Notes 6, 15, and 21 herein for additional details with respect to an impairment charge the Company recorded during the year ended December 31, 2022 regarding certain long-lived assets. There was no impairment of long-lived assets for the years ended December 31, 2023 or 2021.
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
Advertising
The Company generates its advertising revenue from managing a customer’s Internet advertising campaigns to target markets both via BuzzFeed’s proprietary owned and operated sites as well as premium publishers (e.g., Facebook and Google). Our performance obligations typically consist of a promised number of ads delivered or a promised number of actions related to the ads (such as impressions or views). Advertising revenue is recognized in the period that the related views, impressions, or actions by users on advertisements are delivered. When ads are placed on the Company’s owned and operated or third parties’ properties, the Company generally recognizes revenue on a gross basis because the Company is primarily responsible for the delivery of the promised services, has pricing discretion, and controls the advertising inventory prior to transfer to the customer. In some cases, the Company utilizes third-party intermediaries to facilitate the sale of advertising to the end customer. In these situations, while the Company is primarily responsible for the delivery of the promised services and controls the advertising inventory prior to transfer to the end customer, the Company typically does not have insight, and does not expect to have insight, into the gross amount paid by the end customer and therefore records as revenue the net amount received from the intermediary.
Content
The Company generates revenue from creating content, including promotional content, customer advertising, feature films and content licensing. The Company’s performance obligations typically consist of Company-created content for use by its customers or the delivery of a promised number of actions related to the content (impressions or views). The revenue is recognized when the content, or the related action, is delivered.
Commerce and other
The Company participates in multiple marketplace arrangements with third parties such as Amazon, whereby the Company provides affiliate links which redirect the audience to purchase products and / or services from the third parties. When the participant purchases a product and / or service, the Company receives a commission fee for that sale from the third parties. The revenue is recognized when a successful sale is made and the commission is earned.
Cost of Revenue, Excluding Depreciation and Amortization
Cost of revenue, excluding depreciation and amortization, consists primarily of compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms, as well as amounts due to third party websites and platforms to fulfill customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of revenue.
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
The following table summarizes stock-based compensation cost included in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue, excluding depreciation and amortization	$870	$3,028	$2,788
Sales and marketing	960	3,026	4,829
General and administrative	3,911	9,251	15,052
Research and development[1]	(162)	3,864	896
	$5,579	$19,169	$23,565
_________________________________
(1) The negative stock-based compensation expense for the year ended December 31, 2023 for research and development was primarily due to forfeitures.
The Company recognized no income tax benefit in the consolidated statements of operations for stock-based compensation arrangements in 2023, 2022 or 2021.
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
Foreign Currency
The functional currency of our foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses during the year. Translation gains and losses are recorded in accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in exchange gain (loss) within other expense, net in the consolidated statements of operations. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326),” which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance was effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2023, the Company adopted this standard using a modified retrospective transition approach, which required a cumulative effect adjustment to the balance sheet as of January 1, 2023. The adoption of this standard did not have a material impact to our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosures about the Company’s operating segments, the Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
3. Acquisitions and Dispositions
Complex Networks Acquisition
On December 3, 2021, in conjunction with the Business Combination, the Company completed the acquisition of 100% of the members’ interests of Complex Networks (the “Complex Networks Acquisition”).
The following table summarizes the fair value of consideration exchanged as a result of the Complex Networks Acquisition:

Cash consideration(1)	$197,966
Share consideration(2)	96,200
Total consideration	$294,166
_____________________________
(1) — Includes the cash purchase price of $200.0 million adjusted for certain closing specified liabilities as specified in the Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among Legacy BuzzFeed, CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC, and HDS II, Inc.
(2) — Represents 10,000,000 shares of our Class A common stock at a price of $9.62 per share, which is based on the closing stock price of our Class A common stock on the Closing Date.
The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed as part of the Complex Networks Acquisition. During the year ended December 31, 2022, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected during the year ended December 31, 2022, which is the period in which the adjustments occurred. The adjustments resulted from new information obtained about facts and circumstances that existed as of the acquisition date.

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
The Complex Networks Acquisition contributed $18.5 million of revenue and $1.2 million of net income for the year ended December 31, 2021, which included the revenue and net income of First We Feast.
Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the Complex Networks Acquisition occurred on January 1, 2020. The information is based on the historical results of operations of Complex Networks, adjusted for:
1.The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired;
2.Impacts of issuance of the Notes to partially fund the acquisition, including interest;
3.The movement and allocation of all acquisition-related costs incurred during the twelve months ended December 3, 2021 to the twelve months ended December 31, 2020;
4.Associated tax-related impacts of adjustments; and
5.Changes to align accounting policies.

The pro forma results do not necessarily represent what would have occurred if the Complex Networks Acquisition had taken place on January 1, 2020, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. Pro forma combined revenue and net loss was $510.7 million and $6.7 million, respectively, for the year ended December 31, 2021.
4. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Our management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31,
	2023	2022	2021
Advertising	$115,620	$166,934	$200,498
Content	83,642	121,541	121,763
Commerce and other	53,415	54,079	61,543
	$252,677	$342,554	$383,804
The following table presents the Company’s revenue disaggregated by geography:

	Year Ended December 31,
	2023	2022	2021
Revenue:
United States	$226,011	$303,847	$338,733
International	26,666	38,707	45,071
Total	$252,677	$342,554	$383,804
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
The Company’s contract assets are presented in prepaid and other current assets on the accompanying consolidated balance sheets and totaled $8.3 million and $12.1 million at December 31, 2023 and 2022, respectively. These amounts relate to revenue recognized during the respective year that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled $1.9 million and $8.8 million at December 31, 2023 and 2022, respectively. The amount of revenue recognized during the year ended December 31, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $7.9 million.
Transaction Price Allocated to Remaining Performance Obligations
We have certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $2.2 million at December 31, 2023 and is generally expected to be recognized over the next one to three years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts, (ii) variable consideration in the form of sales-based royalties, and (iii) variable consideration allocated entirely to wholly unperformed performance obligations.
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
5. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,306	$—	$—	$25,306
Total	$25,306	$—	$—	$25,306
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	402	—	—	402
Private Placement Warrants	—	4	—	4
Total	$402	$4	$—	$406

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,154	—	—	$1,154
Total	$1,154	—	—	$1,154
Liabilities:
Derivative liability	—	—	180	180
Other non-current liabilities:
Public Warrants	384	—	—	384
Private Placement Warrants	—	11	—	11
Total	$384	$11	$180	$575
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of December 31, 2023 and December 31, 2022 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive (loss) income.

The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.04 and $0.04 as of December 31, 2023 and 2022, respectively.
As of December 31, 2022, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $0.25 as of December 29, 2023, and (ii) each holder of a Note will have the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024.
The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liability:

December 31, 2022
Term (in years)	3.9
Risk-free rate	4.11%
Volatility	76.6%
The following table represents the activity of the Level 3 instruments:

Derivative Liability
Balance as of December 31, 2021	4,875
Change in fair value of derivative liability	(4,695)
Balance as of December 31, 2022	$180
Change in fair value of derivative liability	(180)
Balance as of December 31, 2023	$—
There were no transfers between fair value measurement levels during the year ended December 31, 2023.
6. Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Leasehold improvements	$49,007	$50,688
Furniture and fixtures	3,910	6,069
Computer equipment	3,057	5,629
Video equipment	439	792
	56,413	$63,178
Less: Accumulated depreciation	(44,557)	(45,404)
	$11,856	$17,774

Depreciation totaled $6.7 million, $10.2 million, and $8.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in depreciation and amortization expense.
Refer to Note 21 herein for information regarding an impairment charge the Company recorded during the year ended December 31, 2022 with respect to leasehold improvements associated with the lease of the Company's former corporate headquarters that was fully subleased during the third quarter of 2022.
7. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	December 31, 2023	December 31, 2022
Website and internal-use software	$82,138	$75,871
Less: Accumulated amortization	(59,846)	(56,612)
	$22,292	$19,259
During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $13.9 million, $12.4 million and $11.0 million respectively, included in capitalized software costs and amortized $11.0 million, $9.7 million and $11.1 million, respectively, included in depreciation and amortization expense.
8. Goodwill and Intangibles, net
The following table presents the goodwill activities for the periods presented:

Balance as of December 31, 2021	$121,851
Goodwill Impairment	(64,289)
Balance as of December 31, 2022	$57,562
Balance as of December 31, 2023	$57,562
The goodwill attributable to Complex Networks as of December 31, 2023 and 2022 was excluded from the table above and is reported within noncurrent assets of discontinued operations within the consolidated balance sheets. Additionally, impairment expense attributable to Complex Networks for the year ended December 31, 2022 was excluded from the table above and is reported within net (loss) income from discontinued operations, net of tax, in the consolidated statement of operations.
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	December 31, 2023				December 31, 2022
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	0 years	$5,500	$5,271	$229	$5,500	$3,438	$2,062
Trademarks and Trade Names	13 years	28,550	4,704	23,846	28,550	2,801	25,749
Trademarks and Trade Names	Indefinite	1,368	—	1,368	1,368	—	1,368
Customer Relationships	2 years	2,550	1,328	1,222	2,550	691	1,859
Total		$37,968	$11,303	$26,665	$37,968	$6,930	$31,038

Amortization expense associated with intangible assets for the year ended December 31, 2023 and 2022 was $4.4 million and $4.4 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of December 31, 2023 is as follows (in thousands):

2024	$2,770
2025	2,488
2026	1,903
2027	1,903
2028	1,903
Thereafter	14,330
$25,297
The intangible assets attributable to Complex Networks as of December 31, 2023 and 2022 were excluded from the table above and are reported within noncurrent assets of discontinued operations within the consolidated balance sheets. Additionally, amortization expense attributable to Complex Networks for the years ended December 31, 2023 and 2022 was excluded from the figures and table above and is reported within net (loss) income from discontinued operations, net of tax, in the consolidated statement of operations for all periods presented.
Goodwill Impairment
During the year ended December 31, 2022, the Company recorded a $64.3 million non-cash goodwill impairment charge driven by a sustained decline in share price that pushed its market capitalization below the carrying value of its stockholders’ equity.
During the fourth quarter of 2023, the Company experienced a further sustained decline in share price whereby its market capitalization was below its carrying value of its stockholders’ equity and a there was a more-likely-than-not expectation of selling a portion of its single reporting unit (i.e., the Disposition, as discussed in Notes 22 and 23 herein). As such, the Company performed a quantitative impairment assessment as of December 31, 2023.
The quantitative impairment assessment was performed as of December 31, 2023, utilizing an equal weighting of the income and market approaches. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the Company’s single reporting unit under the income approach. The adjusted market capitalization method was used to determine the fair value of the reporting unit under the market approach. The adjusted market capitalization method was calculated by multiplying the average share price of the Company’s Class A common stock for the average between (i) the singular day of December 29, (ii) seven days prior to the measurement date, and (iii) 30 days prior to the measurement date, by the number of outstanding shares of common stock and adding a control premium that reflects the premium a hypothetical buyer might pay. The control premium was estimated using historical transactions over three years. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value by more than 10%. As a result, the Company concluded there was no goodwill impairment as of December 31, 2023. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2023.
9. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility). The Revolving Credit Facility, which was terminated on February 21, 2024, as described in further detail below, provided for the issuance of up to $15.5 million of standby letters of credit and aggregate borrowings under the Revolving Credit Facility were generally limited to 95% of qualifying investment grade accounts receivable and 90% of qualifying non-investment grade accounts receivable, subject to adjustment at the discretion of the lenders. The $15.5 million of standby letters of credit were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Revolving Credit Facility was amended and restated in connection with the closing of the Business Combination to, among other things, add the Company and certain other entities as guarantors. The Revolving Credit Facility was further amended and restated on December 15, 2022 to, among other things, extend the maturity date until December 30, 2025, replace the London Inter-Bank Offered Rate (LIBOR) rate with the Secured Overnight Financing Rate (“SOFR”) rate, and provide for an early termination fee of between 0.5% and 2% of the maximum facility loan amount. The Company incurred $0.2 million of debt issuance fees associated with the December 15, 2022 amendment. On May 10, 2023, the parties to the Revolving Credit Facility entered into a joinder agreement adding one of the Company’s Canadian subsidiaries as a borrower under the Revolving Credit Facility, granting the lenders under the Revolving Credit Facility a lien on that subsidiary’s collateral, and including that subsidiary’s receivables in the calculation of the borrowing base under the Revolving Credit Facility. The Revolving Credit Facility was further amended on each of June 29, 2023 and September 26, 2023 in a second and third amendment, respectively. As a result of these second and third amendments, the Revolving Credit Facility was amended to provide for, among other things: (i) permitted overadvances during the periods from June 29, 2023 through August 31, 2023 and September 26, 2023 through December 31, 2023; (ii) permitted overadvances of up to $7.4 million; (iii) an increase in the applicable margin only during the overadvance periods (ranging from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% starting January 1, 2024); and (iv) a change in the definition of the term “SOFR Index.” The Company incurred $0.2 million of debt issuance fees associated with the June 29, 2023 amendment and $0.1 million of debt issuance fees associated with the September 26, 2023 amendment.
The Revolving Credit Facility included covenants that, among other things, required the Company to maintain at least $25.0 million of unrestricted cash at all times and limited, under prescribed circumstances, the ability of the Company to incur additional indebtedness, pay dividends, hold unpermitted investments, or make material changes to the business. The Company was in compliance with the financial covenants under such facility as of December 31, 2023.
Borrowings under the Revolving Credit Facility bore interest at the greater of 0.75% and the sum of the rate per annum for the forward-looking term rate for SOFR for a term of one (1) month, plus a margin, which, during the overadvance period ended December 31, 2023, ranged from 4.5% to 5% depending on the utilization of the facility, with the range reverting to 3.75% to 4.25% on January 1, 2024, depending on the level of the Company’s utilization of the facility (the implied interest rate was approximately 10% at December 31, 2023 at the SOFR rate and approximately 8% at December 31, 2022 at the LIBOR rate), and subject to a monthly minimum utilization of $15.0 million. The facility also included an unused commitment fee of 0.375%.
The Company had outstanding borrowings of $33.8 million and $33.5 million as of December 31, 2023 and 2022, respectively. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2023 and 2022, and the total unused borrowing capacity was $0.7 million and $1.0 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had $0.5 million and $0.4 million of costs in connection with the issuance of debt included in prepaid and other assets in the consolidated balance sheet, respectively.
On February 21, 2024, in connection with the Disposition, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million. Refer to Note 23 for further details on the termination.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of Notes. In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes. The Notes are convertible into shares of our Class A common stock at an initial conversion price of $12.50 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of December 31, 2023, the Notes were convertible into approximately 12,000,000 shares of our Class A common stock and, as of March 7, 2024, the Notes were convertible into approximately 9,528,000 shares of our Class A common stock.
The Company may, at its election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes prior to December 3, 2024, the Company will be obligated to pay an amount in cash equal to an amount equal to twelve month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.
Each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. In addition, a failure to comply with the provisions of the indenture governing our Notes could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require the Company to repay the Notes prior to their maturity. Moreover, the Company will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased.
The Notes were reclassified from non-current debt to current debt within the consolidated balance sheet as of December 31, 2023 given the Notes are callable within 12-months from the reporting date.
The indenture governing the Notes includes restrictive covenants that, among other things, limit the Company’s ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer intellectual property, or enter into transactions with affiliates. On March 7, 2024, the Company repaid approximately $30.9 million of the $150.0 million Notes, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 7, 2024. Refer to Note 23 herein for details on the repayment, along with an amendment to the indenture done in connection with the Disposition which requires that 95% of the net proceeds of any future asset sales be used to repay the Notes.
In accounting for the Notes, the Company bifurcated a derivative liability representing the conversion option, with a fair value at issuance of $31.6 million. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. The derivative liability is remeasured at each reporting date with the resulting gain or loss recorded in change in fair value of derivative liability within the consolidated statements of operations. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $0.25 as of December 29, 2023, and (ii) each holder of a Note has the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal the principal amount plus accrued and unpaid interest.
Interest expense on the Notes is recognized at an effective interest rate of 15% and totaled $15.1 million and $14.4 million for the year ended December 31, 2023 and 2022, respectively of which amortization of the debt discount and issuance costs comprised $5.0 million and $4.3 million for the year ended December 31, 2023 and 2022, respectively.
The net carrying amount of the Notes as of December 31, 2023 was:

	December 31, 2023	December 31, 2022
Principal outstanding	$150,000	$150,000
Unamortized debt discount and issuance costs	(25,023)	(31,252)
Net carrying value	$124,977	$118,748
The fair value of the Notes as of December 31, 2023 was approximately $112.8 million. The fair value of the Notes was estimated using Level 3 inputs.

10. Redeemable Noncontrolling Interest
The redeemable noncontrolling interest represents the interests in BuzzFeed Japan which were held by Yahoo Japan, which were puttable to the Company in certain conditions, none of which were previously met, including material breach of the JVA by the Company or the bankruptcy or liquidation of the Company. The redeemable noncontrolling interest was presented outside of the permanent equity on the Company’s consolidated balance sheets, as the put right was outside of the Company’s control. Pursuant to the terms of the original JVA, Yahoo Japan held a 49% interest in BuzzFeed Japan. On May 1, 2021, The HuffingtonPost Japan, Limited, a consolidated subsidiary, merged into BuzzFeed Japan. As a result of the merger, Yahoo Japan’s interest in the combined entity was diluted to 24.5%.
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
The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2023	2022	2021
Balance as of January 1,	$—	$2,294	$848
Merger of BuzzFeed Japan and HuffPost Japan	—	—	510
Allocation of net income	—	164	936
Reclassification into permanent equity	—	(2,458)	—
Balance as of December 31,	$—	$—	$2,294
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of December 31, 2023.
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
On December 2, 2021, prior to, and effective as of, the closing of the Business Combination, the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) was adopted by the 890 board and approved by the 890 stockholders. The 2021 Equity Incentive Plan allows the Company to grant awards of stock options, restricted stock awards, stock appreciation rights (SARs), RSUs, cash awards, performance awards, and stock bonus awards to officers, employees, directors and consultants. A total of 31,206,550 shares of our Class A common stock were reserved for issuance under the 2021 Equity Incentive Plan as of its effective date. The number of shares reserved for issuance under the Equity Incentive Plan will increase automatically on January 1 of each year from 2022 through 2031 by a number of shares equal to 5% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or its compensation committee. As such, an additional 6,977,162 shares of our Class A common stock became issuable from the automatic increase as of January 1, 2023 and 7,280,589 shares of our Class A common stock became issuable as of January 1, 2024.
Stock Options
A summary of the stock option activity under the Company's equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,976	$6.20	3.80	$—
Granted	57	0.61
Exercised	(34)	0.86
Forfeited	(182)	5.25
Expired	(440)	5.90
Balance as of December 31, 2023	3,377	$6.24	2.36	$—
Expected to vest at December 31, 2023	3,377	$6.24	2.36	$—
Exercisable at December 31, 2023	3,045	$6.44	1.71	$—
Options are generally granted for a term of ten years from the date of grant. Options granted under the plans may be exercised prior to vesting. Stock options generally vest over four years based on service.
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following range of assumptions:

	2023	2022	2021
Exercise price	$0.61 – $0.62	$1.17 –$5.31	$8.99 – $9.25
Expected dividend yield	0%	0%	0%
Expected volatility	93% –97%	48% – 93%	45% –48%
Expected term (years)	6.10– 6.20	1.00 – 6.20	5.00 – 6.07
Risk free interest rate	4.17% – 4.57%	1.86% – 3.95%	0.80% – 1.04%
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

The Company records stock-based compensation expense on a straight-line basis over the vesting period. For a graded vesting award with both a service and a performance condition, the Company records stock-based compensation expense on a straight-line basis over the vesting period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. As of December 31, 2023, the total share-based compensation costs not yet recognized related to unvested stock options was $0.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.0 years. The weighted average fair value of stock options granted during December 31, 2023, 2022 and 2021 was $0.61, $1.64, and $1.23, respectively. The intrinsic value of stock options exercised was $nil, $1.1 million, and $13.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Restricted Stock Units
A summary of RSU activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	7,495	$3.59
Granted	12,360	0.56
Vested	(4,531)	3.10
Forfeited	(6,565)	1.76
Outstanding as of December 31, 2023	8,759	$0.94
As of December 31, 2023, there were approximately $5.5 million of unrecognized compensation costs related to RSUs.
The liquidity condition for 2.4 million of the restricted stock units (“Liquidity 1 RSUs”) was satisfied upon the occurrence of a sale transaction (an “Acquisition”) or the completion of an initial public offering. The Business Combination did not result in the satisfaction of this liquidity condition, as it did not meet the definition of an Acquisition per the award agreements. However, on May 12, 2022, the Company’s board of directors waived this liquidity condition, permitting the Liquidity 1 RSUs to vest (based on service). As a result, the Company recognized a cumulative catch-up adjustment of $8.2 million, of which $2.3 million was reflected in cost of revenue, excluding depreciation and amortization, $1.0 million was reflected in sales and marketing, $1.9 million was reflected in general and administrative, and $3.0 million was reflected in research and development, in each case, within the consolidated statement of operations for the year ended December 31, 2022.
At-The-Market-Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which it may, from time to time, sell up to 13,266,011 shares of our Class A common stock. As of December 31, 2023, the Company sold, in the aggregate, 2,069,538 shares of our Class A common stock, at an average price of $0.52 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes, and the Company has 11,196,473 remaining shares available under the At-The-Market-Offering agreement.
Escrowed Shares
In connection with the closing of Business Combination, the Company’s Chief Executive Officer and Founder, Jonah Peretti, Jonah Peretti, LLC, NBCUniversal Media, LLC (“NBCU”), and PNC Bank National Association, entered into an amended and restated escrow agreement (the “Escrow Agreement”). The Escrow Agreement provided for, among other things, the escrow of 1,200,000 shares of our Class A common stock or our Class B common stock (the “Escrowed Shares”) exchangeable by Jonah Peretti, LLC in connection with the Business Combination. Pursuant to the Escrow Agreement, in the event the Transfer Date SPAC Share Price (as defined in the Escrow Agreement) was less than $12.50 per share on the Transfer Date (as defined in the Escrow Agreement), Jonah Peretti, LLC, and NBCU were to instruct the escrow agent to transfer (1) to NBCU a number of Escrowed Shares equal to the Make Whole Shares (as defined in the

Escrow Agreement) and (2) to Mr. Peretti, the remainder of the Escrowed Shares, if any. In accordance with the Escrow Agreement, on December 4, 2023, 1,200,000 shares of our Class B common stock were transferred to NBCU, which were automatically converted to Class A common stock on a one-to one basis upon receipt by NBCU, pursuant to our second amended and restated certificate of incorporation.
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
12. Net Loss Per Share
Net loss per share is computed using the two-class method. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, the exercise of any warrants (including the Public Warrants and the Private Placement Warrants), the conversion of any convertible debt (including the Notes), and the conversion of any convertible preferred stock, in each case only in the periods in which such effect would have been dilutive.
Undistributed earnings were allocated to convertible preferred stock and shares of Class A common stock, Class B common stock, and Class C common stock based on the contractual participation rights of each as if earnings for the year had been distributed. Holders of convertible preferred stock outstanding prior to the Business Combination were entitled to noncumulative annual dividends at a rate of 8% of the applicable original issue price when, as and if declared by the Company’s board of directors and prior to and in preference of payment of dividends on the Company’s common stock. Thereafter, dividends would have been distributed among holders of Class A common stock, Class B common stock and convertible preferred stock on a proportionate basis, based on the number of shares of common stock that would be held by each holder if all shares of convertible preferred stock were converted to Class B common stock at the then-effective conversion rate.
For the year ended December 31, 2023, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. For the years ended December 31, 2022 and 2021, net loss per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.

The table below presents the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income from continuing operations	$(60,332)	$(140,483)	$3,870
Net (loss) income from discontinued operations, net of tax	(28,990)	(60,843)	22,006
Less: net income attributable to the redeemable noncontrolling interest	—	164	936
Less: net (loss) income attributable to noncontrolling interests	(743)	(533)	228
Allocation of undistributed earnings to convertible preferred stock	—	—	24,712
Net loss attributable to holders of Class A, Class B, and Class C common stock for basic net loss per share	$(88,579)	$(200,957)	$—
Add: interest on Notes	—	—	1,317
Deduct: change in fair value of derivative liability	—	—	(26,745)
Reallocation of undistributed earnings to convertible preferred stock	—	—	24,712
Net loss attributable to holders of Class A, Class B, and Class C common stock for diluted net loss per share	$(88,579)	$(200,957)	$(716)
Amounts attributable to BuzzFeed, Inc for net loss per common share, basic:
Net (loss) income from continuing operations	$(59,589)	$(140,114)	$—
Net (loss) income from discontinued operations, net of tax	(28,990)	(60,843)	—
Net (loss) income attributable to BuzzFeed, Inc.	$(88,579)	$(200,957)	$—
Amounts attributable to BuzzFeed, Inc for net loss per common share, diluted:
Net (loss) income from continuing operations	$(59,589)	$(140,114)	$(716)
Net (loss) income from discontinued operations, net of tax	(28,990)	(60,843)	—
Net (loss) income attributable to BuzzFeed, Inc.	$(88,579)	$(200,957)	$(716)

Denominator:
Weighted average common shares outstanding, basic	143,062	138,148	27,048
Impact of assumed conversion of Notes	—	—	953
Weighted average common shares outstanding, diluted	143,062	138,148	28,001

Net loss per common share, basic:
Continuing operations	$(0.42)	$(1.01)	$—
Discontinued operations	$(0.20)	$(0.44)	$—
Net loss per common share, basic, attributable to BuzzFeed, Inc.	$(0.62)	$(1.45)	$—
Net loss per common share, diluted:
Continuing operations	$(0.42)	$(1.01)	$(0.03)
Discontinued operations	$(0.20)	$(0.44)	$—
Net loss per common share, diluted, attributable to BuzzFeed, Inc.	$(0.62)	$(1.45)	$(0.03)

The numerator for net loss per basic and diluted common share from continuing operations excludes the impact of (i) net income attributable to the redeemable noncontrolling interests and (ii) net (loss) income attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	2023	2022	2021
Stock options	3,377	3,976	4,560
Restricted stock units	8,759	7,495	2,779
Warrants	9,876	9,876	9,876
Additionally, the calculation of diluted net loss per share excluded 2.4 million restricted stock units at December 31, 2021, for which the related liquidity condition had not been met.
13. Income Taxes
The domestic and foreign components of (loss) income before provision for income taxes on continuing operations were as follows:

	2023	2022	2021
Domestic	$(63,874)	$(131,717)	$1,348
Foreign	5,144	(6,063)	(227)
Total (loss) income before income taxes	$(58,730)	$(137,780)	$1,121
The provision (benefit) for income taxes on continuing operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current (benefit) / provision
Federal	$—	$2	$(16)
State	92	77	126
Foreign	(1,689)	2,756	1,666
Total current (benefit) / provision	$(1,597)	$2,835	$1,776
Deferred (benefit) / provision
Federal	$3	$733	$(2,300)
State	(4)	197	239
Foreign	3,200	(1,062)	(2,464)
Total deferred (benefit) / provision	$3,199	$(132)	$(4,525)
Total (benefit) / provision
Federal	$3	$735	$(2,316)
State	88	274	365
Foreign	1,511	1,694	(798)
Total (benefit) / provision	$1,602	$2,703	$(2,749)

A reconciliation of the U.S. federal statutory income tax rate on continuing operations of 21% for the years ended December 31, 2023, 2022 and 2021 to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax (benefit) provision at the U.S. federal statutory rate	$(12,333)	$(28,934)	$235
State income taxes	(1,418)	(1,208)	(454)
Permanent differences	(50)	380	286
Change in valuation allowance	11,725	14,529	4,693
Effect of foreign operations	1,837	(147)	(825)
Stock-based compensation	1,728	4,222	(838)
Transaction costs	—	—	1,247
Section 162(m)	221	493	—
Derivative and warrant liabilities	(36)	(1,940)	(6,612)
U.S. GILTI inclusion	511	139	—
Goodwill impairment	—	13,957	—
Effect of change in tax rates	17	(165)	(835)
Research & development tax credits	—	—	(501)
Foreign currency translation & transactions	(237)	560	254
Other	(363)	817	601
Total provision (benefit) for income taxes	$1,602	$2,703	$(2,749)
For the years ended December 31, 2023, 2022 and 2021, the Company’s effective tax rate was (2.7)%, (2.0)% and (245.2)% respectively. For the year ended December 31, 2023, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily related to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis. For the year ended December 31, 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily related to both a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis and the impairment of non-deductible goodwill for which no tax benefit was provided. For the year ended December 31, 2021, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to the partial release of the Company’s U.S. valuation allowance as a result of the February 2021 acquisition of HuffPost (the “HuffPost Acquisition”). The Company recorded excess deferred tax liabilities related to the Business Combination which provided a source of future taxable income to support this partial realization of the Company’s pre-existing deferred tax assets. The income tax benefit related to this change in the Company’s valuation allowance was offset by an income tax provision for foreign taxes.
In August 2022, the Inflation Reduction Act and CHIPS and Science Act were both enacted. This new legislation included the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The income tax provisions of the legislation had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released “Pillar Two” model rules defining a 15% global minimum tax rate for large multinational corporations with consolidated revenue above €750 million (or approximately $827.7 million as of December 31, 2023). The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the “Pillar Two Framework” expected by calendar year 2024. The Company continues to evaluate the Pillar Two Framework and its potential impact on future periods, however based on the current proposed revenue thresholds, the Company does not expect to be subject to tax changes associated with Pillar Two.

Significant components of deferred tax assets and liabilities as of were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$101,422	$97,812
Accruals	2,119	2,295
Stock-based compensation	1,913	2,859
Bad debt	263	360
Interest expense	7,857	4,146
Lease liabilities	14,442	20,022
Section 174 capitalized R&D costs	13,057	9,826
Capitalized production expenses	330	2,384
Other	1,729	94
Total deferred tax asset	$143,132	$139,798
Valuation allowance	(116,404)	(104,679)
Net deferred tax asset	$26,728	$35,119

Deferred tax liabilities
Deferred state income tax	(3,158)	(2,678)
Operating lease, right-of-use asset	(11,334)	(16,078)
Depreciation and amortization	(710)	(1,529)
Intangible assets	(11,558)	(11,630)
Total deferred tax liability	$(26,760)	$(31,915)
Net deferred tax (liability) asset	$(32)	$3,204
Net deferred tax assets are included within prepaid expenses and other assets and net deferred tax liabilities are included within other liabilities on the Company’s consolidated balance sheets.
In assessing the realizability of its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the weight of available evidence, the Company concluded it is more likely than not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance on its U.S. deferred tax assets. In addition, the Company maintains a valuation allowance against certain deferred tax assets in the United Kingdom (the “U.K.”), Spain, Japan and Canada. The Company’s valuation allowance increased by approximately $11.7 million in 2023.
As of December 31, 2023, the Company has U.S. federal and state NOLs of approximately $358.3 million and $13.3 million, respectively. Of the $358.3 million of U.S. federal NOLs, $202.2 million expire in tax year beginning 2030 through 2037 if not utilized and $156.1 million that have an indefinite lived carryforward period. The $13.3 million of state NOLs will expire in tax years beginning in 2025 to 2043 if not utilized. As of December 31, 2023, the Company has foreign NOL carryforwards of $1.1 million in Canada expiring in 2041 through 2043, $5.0 million in Japan expiring in 2026 through 2033, and $1.3 million in Spain and $15.9 million in the U.K., both with indefinite carryforward periods. Utilization of NOLs and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), in the event of a change in the Company’s ownership, as defined in current income tax regulations.
As of December 31, 2023, the Company has deferred interest expense carryforwards under Section 163(j) of the Code of $47.2 million which may be carried forward indefinitely but only available to offset 30% of tax adjusted earnings before interest and taxes (EBIT). In addition, the Company had federal research and development tax credits of approximately $7.5 million, which expire in the tax years beginning in 2032 through 2040, if not utilized.

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
The Company applies the applicable authoritative guidance which prescribes a comprehensive model in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to income tax positions taken on the Company’s tax returns in income tax expense in the consolidated statements of operations. As of December 31, 2023 and 2022, the Company recorded an uncertain tax position of $nil including interest and penalties related to state taxes. As of December 31, 2023 and 2022, the Company had no uncertain tax positions.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Years
United States	2019
United Kingdom	2022
Japan	2018
Canada	2019
14. Restructuring Costs
In April 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the then-current workforce. The reduction in workforce plan was part of a broader strategic reprioritization across the Company in order to improve upon profitability and cash flow. The Company incurred approximately $6.8 million of restructuring costs for the year ended December 31, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
In December 2022, the Company’s board of directors authorized a reduction in workforce plan, which included a reduction of our then-current global employee headcount by approximately 12%. The reduction in workforce plan was intended to reduce the Company’s costs in response to a combination of factors, including: (i) challenging macroeconomic conditions; (ii) completing the integration of Complex Networks and eliminating redundancies where they existed; and (iii) an ongoing audience shift to short-form, vertical video, which was still developing from a monetization standpoint. The Company incurred approximately $5.3 million of restructuring costs related to these actions.
In March 2022, in connection with the acquisition of Complex Networks, the Company approved certain organizational changes to align sales and marketing and general and administrative functions as well as changes in content to better serve audience demands. Additionally, in June 2022, as part of a strategic repositioning of BuzzFeed News, the Company entered into a voluntary buyout proposal covering certain desks which was negotiated as part of collective bargaining between the Company and the BuzzFeed News Union. The Company incurred approximately $4.9 million of restructuring costs related to these actions.
As a result, the Company incurred approximately $10.2 million of aggregate restructuring costs for the year ended December 31, 2022, comprised mainly of severance and related benefit costs. For the year ended December 31, 2022, approximately $5.7 million were included in cost of revenue, excluding depreciation and amortization, $1.6 million were included in sales and marketing, $0.9 million were included in general and administrative, and $2.0 million were included in research and development.
In March 2021, the Company announced a restructuring of HuffPost, including employee terminations, in order to efficiently integrate HuffPost and establish an efficient cost structure. The Company incurred approximately $3.6 million in severance costs related to the restructuring, of which $3.2 million were included in cost of revenue, excluding depreciation and amortization, $0.3 million were included in sales and marketing, and $0.1 million were included in research and development.
On February 21, 2024, the Company announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition). Refer to Note 23 herein for further details on this restructuring.
15. Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASC 842”) which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires leased assets and lease liabilities to be recognized on the balance sheet. On January 1, 2022, the Company adopted ASC 842 using the modified retrospective method. Prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under ASC 840.
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
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with a third party with respect to substantially all of the Company’s then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, the subtenant is obligated to pay a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million. Refer to Note 21 herein for information regarding an impairment charge the Company recorded during the year ended December 31, 2022 with respect to the original lease. On February 21, 2024, in connection with the Disposition, the Company licensed the use of office space in our corporate headquarters. Refer to Note 23 herein for further details on this arrangement.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Operating lease cost	29,511	30,689
Sublease income	(15,694)	(10,428)
Total lease cost	$13,817	$20,261
All components of total lease cost are recorded within general and administrative expenses within the consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s consolidated balance sheet related to operating leases:

	December 31, 2023	December 31, 2022
Assets
Right-of-use assets	$46,715	$66,581

Liabilities
Current lease liabilities	21,659	23,398
Noncurrent lease liabilities	37,820	59,315
Total lease liabilities	$59,479	$82,713
Other information related to leases was as follows:

	Year Ended December 31,
	2023	2022
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$32,870	$34,059
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$10,192

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	2.7	3.4
Weighted average discount rate	13.87%	13.76%
Maturities of lease liabilities as December 31, 2023 were as follows:

Year	Amount
2024	$28,244
2025	25,640
2026	13,069
2027	2,731
2028	828
Thereafter	544
Total lease payments	$71,056
Less: imputed interest	(11,577)
Total	$59,479
Sublease receipts to be received in the future under noncancellable subleases as of December 31, 2023 were as follows:

Year	Amount
2024	$15,538
2025	15,538
2026	4,886
2027	178
2028	—
Thereafter	—
Total	$36,140

16. Commitments and Contingencies
Guarantees
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
Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty and the impact that the final resolution of such matters will ultimately have on the Company’s consolidated financial statements is not known, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s future results of operations or cash flows.

The Company settled or resolved certain legal matters during the years ended December 31, 2023, 2022 and 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

Video Privacy Protection Act:
On May 16, 2023, a lawsuit titled Hunthausen v. BuzzFeed, Inc. was filed against the Company in the United States District Court for the Southern District of California, asserting class action claims for alleged violation of the Video Privacy Protection Act (“VPPA”) based on the claimed transmission of personally identifying information via the Meta pixel, Google Analytics, and the TikTok pixel, all of which are purportedly connected to posts on the BuzzFeed.com website. The putative class plaintiff was seeking an injunction to stop further alleged wrongful conduct, to recover unspecified compensatory damages and an award of costs, and any further appropriate relief. The matter was settled on January 4, 2024 and is now disposed.
On August 4, 2023, the Company received 8,927 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024.
On August 15, 2023, the Company received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. We provisionally settled these claims on January 16, 2024.

On October 31, 2023, we received 590 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024.

Mass Arbitrations:

Two mass arbitrations (the “Arbitrations”) were initiated before the American Arbitration Association (the “AAA”) on March 15, 2022 against the Company and certain of its executive officers and directors (together, the “BuzzFeed Defendants”) and Continental Stock Transfer Corporation by 91 individuals previously employed by Legacy BuzzFeed (the “Claimants”). The Claimants alleged that they were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on December 6, 2021, the first day of trading following the Business Combination, and asserted claims for negligence, misrepresentation, breach of fiduciary duty, and violation of Section 11 of the Securities Act. The Claimants sought to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

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

On January 17, 2023, the Claimants filed amended statements of claim in the Arbitrations against BuzzFeed Media Enterprises, Inc., a wholly-owned subsidiary of the Company, and Continental Stock Transfer & Trust Corporation, the transfer agent for 890 and, later, for the Company. The amended statements of claim likewise allege that the Claimants were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on the first day of trading following the Business Combination. The Claimants allege claims for breach of contract and the covenant of good faith and fair dealing, misrepresentation, and negligence, and seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.

On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as shareholders of the Company, are governed by the Company’s charter, including its forum selection provision, and are therefore not arbitrable. The complaint seeks declaratory and injunctive relief. The parties cross-moved for summary judgment.

On November 20, 2023, the Court of Chancery heard oral arguments on the Company’s motion for summary judgment and the Claimants’ cross-motion to dismiss the Company’s complaint. The arbitrations are stayed until the Court resolves the motions on the merits. The decision of the Court is pending.
Nasdaq Listing Compliance
On May 31, 2023, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until November 27, 2023, to regain compliance with the Bid Price Requirement. The Company did not regain compliance with the Bid Price Requirement on or before November 27, 2023. However, upon receipt of both the Company’s application to transfer from The Nasdaq Global Market to The Nasdaq Capital Market and a written notification by the Company of its intent to regain compliance with the Bid Price Requirement, including by effecting a reverse stock split, if necessary, the Staff notified the Company in a letter dated November 28, 2023, that the Company was eligible for an additional 180-day period, or until May 28, 2024, to regain compliance (the “Second Compliance Period”). The Staff’s determination was based, in part, on the Company meeting the continued listing requirement with respect to the market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market except for the Minimum Bid Price Requirement. As of the opening of business November 30, 2023, the Company’s Class A common stock and warrants were transferred to The Nasdaq Capital Market, which operates in substantially the same manner as The Nasdaq Global Market, where they continue to trade under the symbols “BZFD” and “BZFDW,” respectively.
If, at any time before the end of the Second Compliance Period, the bid price for the Company’s Class A common stock closes at $1.00 or more for at least 10 consecutive business days, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement.
The Company intends to monitor the closing bid price of its Class A common stock until the expiration of the Second Compliance Period. If necessary, the Company’s plan to regain compliance includes the implementation of a reverse stock split. The Company intends to seek stockholder approval to effect a reverse stock split at the Company’s 2024 annual meeting of stockholders on April 25, 2024. Such approval would allow the Company’s board of directors, in its discretion, to elect to implement such reverse stock split at any time prior to April 25, 2025 (i.e., within one year of the date the proposal is approved by our stockholders). Completing a reverse stock split will not, in of itself, cause the Company to remain in compliance with Nasdaq’s listing standards. If the Company chooses to effect a reverse stock split, it will have to be implemented no later than ten business days prior to the end of the Second Compliance Period (i.e., by May 13, 2024).
If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Second Compliance Period (i.e., by May 28, 2024), Nasdaq will notify the Company that its securities are subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities before the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, such an appeal would be successful.
17. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, in deciding how to allocate resources and in assessing performance.
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
18. Related Party Transactions
In June 2021, in connection with the merger agreement pursuant to which the Business Combination was consummated, and effective as of the closing of the Business Combination, BuzzFeed entered into a Commercial Agreement with NBCU, a holder of 5% or more of our Class A common stock, pursuant to which, among other things: (1) NBCU continues to be entitled to marketing services on BuzzFeed platforms at certain discounted rates; (2) BuzzFeed provides editorial promotion of at least $1.0 million in marketing value during each year of the term of the Commercial Agreement across BuzzFeed’s digital properties at no cost to NBCU, its affiliates and joint ventures and their respective brands; (3) BuzzFeed provides licensed content to NBCU to be made available on an applicable NBCU entity streaming service under certain exclusivity terms during the remainder of the term of the Commercial Agreement; (4) NBCU is the exclusive sales representative for all BuzzFeed inventory, including HuffPost inventory, on Apple News and BuzzFeed endeavored to spend at least $1.0 million during the first year of the term of the Commercial Agreement to promote any of its commerce initiatives; and (5) BuzzFeed provides 200 million impressions per year of the term of the Commercial Agreement to drive traffic from the BuzzFeed platforms and third-party social media platforms to NBCU news properties. The Commercial Agreement will continue to be in effect until December 3, 2024 (i.e., for a period of three years), unless earlier terminated by either party in accordance with its terms and conditions, or until terminated by BuzzFeed after NBCU realizes $400.0 million or more in value for the NBCU Base Shares (as defined in the Escrow Agreement), which has yet to occur.
The Company also entered into certain partnership agreements with NBCU in 2021, 2022, and 2023.
The Company recognized revenue from NBCU of $3.2 million, $5.3 million and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company recognized expenses under contractual obligations from

NBCU of $nil, $0.7 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had outstanding receivable balances of $0.2 million and $2.2 million from NBCU as of December 31, 2023 and 2022, respectively. The Company had an outstanding payable balances of $0.2 million to NBCU as of December 31, 2023 (none as of December 31, 2022).
On March 15, 2023, Verizon Ventures LLC (“Verizon”) converted all 6,478,031 shares of Class C common stock into Class A common stock, resulting in Verizon and its affiliates holding more than 5% of our Class A common stock. Verizon is the landlord for the Company’s corporate headquarters (for which the Company assumed responsibility as part of the Complex Networks Acquisition), and we transact with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $0.7 million for the year ended December 31, 2023 and $nil for both the years ended December 31, 2022 and 2021. The Company recognized expenses under contractual obligations from Verizon of $6.0 million, $5.8 million, and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had no outstanding receivables or payables from or to Verizon as of December 31, 2023 or 2022.
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
19. Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021
Cash paid for income taxes, net	$1,296	$2,028	$1,228
Cash paid for interest	17,169	15,729	901
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	134	298	306
Accrued deferred offering costs	597	—	—
Exchange of accounts receivable in exchange for investment in equity securities	750	—	—
Issuance of common stock for HuffPost Acquisition	—	—	24,064
Issuance of common stock for Complex Networks Acquisition	—	—	96,200
Warrants assumed as part of the Business Combination	—	—	9,678
Accrued reverse recapitalization costs	—	—	585
20. Other Expense, Net
Other expense, net consisted of the following for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Exchange gain (loss)	$1,103	$(4,612)	$(1,837)
(Loss) gain on investments	(3,500)	1,260	—
Other expense	(841)	(1,250)	(1,366)
Other income	73	1,026	683
Loss on disposition of subsidiary	—	—	(1,234)
Gain (loss) on disposition of assets	175	500	(220)
Total	$(2,990)	$(3,076)	$(3,974)

21. Impairment Expense
During the year ended December 31, 2022, the Company subleased its former corporate headquarters to a third party. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. In connection with the sublease, the Company afforded the subtenant a four-month rent free period, which was the main driver in the cash outflows exceeding cash inflows over the life of the sublease. As such, the Company identified a triggering event for a potential impairment with respect to right-of-use assets and leasehold improvements associated with the subleased property. The Company determined the subleased property represented a separate asset class for the purposes of impairment testing and measurement, and the Company recorded a non-cash impairment charge of $2.2 million, with $1.4 million allocated to the right-of-use asset, and the remaining $0.8 million allocated to leasehold improvements. The fair values were determined based on estimated future discounted cash flows using market participant assumptions.
Additionally, during the year ended December 31, 2022, the Company experienced a sustained decline in share price that pushed its market capitalization below its carrying value. The Company concluded the sustained decline in share price was a triggering event for potential impairment and conducted a quantitative impairment assessment. Based on the quantitative impairment assessment, the Company concluded the fair value of the single reporting unit was less than its carrying value and as such recorded a non-cash impairment charge of $64.3 million. The fair value of the single reporting was determined using an equal weighting of the adjusted market capitalization method (market approach) and the discounted cash flow method (income approach).
22. Held for Sale, Discontinued Operations, and Disposals
Held for Sale and Discontinued Operations:
As of December 31, 2023, the Company determined the assets of Complex Networks, excluding the First We Feast brand, met the criteria for classification as held for sale. Additionally, the Company concluded the ultimate disposal will represent a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the historical results of Complex Networks, excluding the First We Feast brand, are classified as discontinued operations for all periods presented herein.
In February 2024, the Company completed the sale of certain assets relating to the business of Complex Networks (i.e., the Disposition) for approximately $108.6 million in cash. The Company disposed of Complex Networks in order to refocus its business around scalable, high-margin, and tech-led revenue streams. See Note 23 herein for further details about the Disposition.
Details of net (loss) income from discontinued operations, net of taxes, are as follows:

	For the Year Ended December 31,
	2023	2022	2021[1]
Revenue	$58,292	$94,120	$13,760
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	44,646	67,467	8,382
Sales and marketing	11,387	23,969	1,748
General and administrative	1,816	6,297	3,858
Research and development	2,143	3,497	265
Depreciation and amortization	10,809	10,810	767
Impairment expense	—	38,036	—
Total costs and expenses	70,801	150,076	15,020
Loss from discontinued operations	(12,509)	(55,956)	(1,260)
Loss from classification to held for sale	(9,462)	—	—
Interest expense, net	(7,019)	(5,564)	(389)
Loss from discontinued operations before income taxes	(28,990)	(61,520)	(1,649)
Income tax benefit	—	(677)	(23,655)
Net (loss) income from discontinued operations, net of taxes	$(28,990)	$(60,843)	$22,006
_________________________________
(1) The Company acquired Complex Networks on December 3, 2021, and therefore only approximately one month of activity is presented within loss from discontinued operations, net of tax for the year ended December 31, 2021.
Allocated general corporate overhead costs do not meet the criteria to be presented within net (loss) income from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the year ended December 31, 2023, there was no income tax provision / (benefit) in discontinued operations, as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis. For the year ended December 31, 2022 and 2021, the Company recorded an income tax benefit in discontinued operations as a result of the partial release of the Company’s U.S. valuation allowance, as the Business Combination, which was consummated during 2021, created a source of income of future taxable income.
As part of the Disposition, the Company was required to repay approximately $33.8 million outstanding under the Revolving Credit Facility and $30.9 million of the $150.0 million outstanding under the Notes (i.e., approximately 20.6%), leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 7, 2024. All historical interest expense associated with the Revolving Credit Facility and 20.6% of the historical interest expense associated with the Notes were allocated to the discontinued operation. Refer to Note 23 herein for further details on this repayment.
Details of the assets of discontinued operations are as follows:

	December 31, 2023	December 31, 2022
Intangible assets, net	$79,481	$90,291
Goodwill	34,070	34,070
Valuation allowance	(9,462)	—
Noncurrent assets of discontinued operations, net of valuation allowance	$104,089	$124,361
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $9.5 million was recorded within loss from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2023.

There were no current assets, current liabilities, or noncurrent liabilities of discontinued operations for any periods presented as the disposal group consisted of intangible assets, net, and goodwill.
The Company has continuing involvement with Commerce Media through a transition services agreement, through which the Company and Commerce Media are to provide certain services to each other for a period of time following the Disposition (specifically, for an initial term of 180 days from February 21, 2024, with two additional consecutive terms of 90 days each, at Commerce Media’s discretion). Additionally, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media will license a portion of the Company’s corporate headquarters (see Note 23 herein for additional details). For the year ended December 31, 2023, we did not collect any cash related to these activities.
Dispositions of HuffPost Italy, HuffPost Korea and HuffPost France:
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
23. Subsequent Events
Sale of Complex Networks:
On February 21, 2024, a wholly-owned subsidiary of the Company entered into the Complex Sale Agreement with Commerce Media, providing for the sale of certain assets relating to the business of Complex Networks (i.e., the Disposition). Pursuant to the Complex Sale Agreement, Commerce Media purchased certain assets, and assumed certain liabilities, related to the business of Complex Networks, excluding the business operating under the First We Feast brand and as otherwise set forth in the Agreement, for an aggregate purchase price of $108.6 million, which was paid in cash on February 21, 2024. In connection with the Disposition, the Company was required to repay (i) approximately $30.9 million to holders of the Notes and (ii) approximately $33.8 million outstanding under the Revolving Credit Facility, plus accrued and unpaid interest of $0.7 million (such amounts were repaid shortly after the Disposition). The Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Disposition on February 21, 2024.
Concurrent with the closing of the Disposition, the Company and Commerce Media entered into a Space Sharing Agreement whereby Commerce Media paid the Company a one-time license fee of approximately $2.8 million for use of the certain office space in our corporate headquarters from February 21, 2024 until on June 30, 2025 (or such earlier date that the underlying sublease or master lease earlier expires or is terminated).
Additionally, on February 28, 2024, the indenture governing the Notes was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
Restructuring:
On February 21, 2024, the Company announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition). In doing so, the Company is reducing the size of its centralized operations to enable its individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan is intended to position the Company to be more agile, sustainable, and profitable. The Company expects to substantially complete the reduction in workforce plan by the end of the second quarter of 2024.
Where required, worker adjustment and retraining notification (“WARN”) was given. In addition, all eligible employees were offered severance benefits in exchange for the execution of a separation and release agreement, subject to the WARN offset where applicable.
In connection with the workforce reduction, senior executives subject to the Company’s Change in Control and Severance Plan were offered severance in accordance therewith, contingent on their execution of a separation and release agreement.

The Company expects to recognize restructuring charges in connection with the workforce reduction plan, including the cost of providing, where required, WARN notice, and severance, including outplacement services and benefits continuation. The Company estimates that the foregoing charges will range between $2.5 million to $4.0 million, and we expect the charges will be recognized primarily in the first quarter of 2024, with the majority of such charges anticipated to be paid by the end of the second quarter of 2024. The substantial majority of these charges will result in cash expenditures. Additionally, pursuant to the Complex Sale Agreement, Commerce Media reimbursed the Company for approximately $1.8 million in payments related to “Non-Transferring Employees” (as defined in the Complex Sale Agreement), including severance. The amount of these severance and related charges are not included within our expected restructuring charges noted above. The Company expects to treat the reimbursement as an expense reimbursement.

License of BuzzFeed, Tasty and HuffPost’s U.K. Operations:

On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities have granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who support the BuzzFeed, Tasty and HuffPost brands will be transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.5 million as of March 27, 2024), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weaknesses in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of December 31, 2023, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented, in accordance with U.S. Generally Accepted Accounting Principles.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (i.e., COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
Previously Disclosed Material Weaknesses in Internal Control over Financial Reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In preparing the financial statements as of, and for the years ended, December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting, which remain unremediated as of, and for the year ended, December 31, 2023. The material weaknesses identified in our internal control over financial reporting related to: (i) a lack of formalized internal controls and segregation of duties surrounding our financial statement close process, and (ii) a lack of formalized information technology (“IT”) general controls in the area of change management and logical security controls over financial IT systems. The remediation of these deficiencies has required, and will continue to require, a significant amount of time and resources from management and other personnel.

Management’s Remediation Plan
(a) A Lack of Formalized Internal Controls and Segregation of Duties Surrounding our Financial Statement Close Process:
During 2023, with the oversight of the audit committee of our board of directors, we began implementing remediation plans and enhanced controls within the financial statement close process, including documentation improvements for certain higher risk and material balance sheet reconciliation schedules and supporting financial calculations and analyses. However, certain business process controls were not designed, or did not operate at the appropriate level of precision, to prevent or detect a material misstatement, and conflicts with respect to segregation of duties were identified across our end-to-end financial statement close process. Our management will continue to implement remediation plans to define control procedures, enhance documentation, and enforce segregation of duties to ensure controls are adequately designed and operate sufficiently including, but not limited to: enhancing certain higher risk balance sheet reconciliation schedules, completeness and accuracy, and related review procedures; enhancing review procedures with respect to financial results and supporting financial calculations; designing processes and controls to adequately segregate job responsibilities; redesigning workflow approval routing and security permissions; and reducing reliance on manual controls.
(b) A Lack of Formalized Information Technology General Controls in the Area of Change Management and Logical Security Controls Over Financial Information Technology Systems:
During 2023, our management began implementing remediation plans to address certain control deficiencies around system development and change management and IT security, including formalizing the processes and controls around security administration and implementing user access reviews for certain key financial systems. However, we did not have sufficient resources with technical expertise to centralize certain IT functions and to provide adequate IT oversight over financial systems.
Our management intends to revisit its IT sustainment plan to further support and provide appropriate oversight over key financial systems, and intends to implement remediation plans, including, but not limited to: centralizing the change management and security administration function; implementing policies and procedures with respect to change management, system development, and application-level security; documenting test procedures and approvals relating to changes made to production; maintaining separate development, test, and production environments; formalizing controls around security administration; and implementing real-time monitoring.
Remediation of Previously Reported Material Weakness
In preparing the financial statements as of, and for the years ended, December 31, 2022 and 2021, we previously identified a material weakness in our internal control over financial reporting, which related to ineffective upstream processes for gathering critical data to support a formalized assessment and review of certain technical accounting matters. As of December 31, 2023, our management completed the following actions designed to remediate the material weakness evidenced by: enhanced collaboration, awareness and communication across departments to help identify and report significant, complex and contracts containing non-standard terms; recurring end-user training to reinforce timely communication and reporting of certain contracts; enhanced documentation to demonstrate management’s revenue recognition assessments and conclusions; and more robust review controls to ensure proper revenue recognition.
Based on the above actions taken to strengthen our internal control over financial reporting as it relates to the communication of critical data and documentation of technical accounting assessments, and in conjunction with the results of our testing over the design and operating effectiveness of the relevant controls, management has deemed the previously identified material weaknesses as remediated.
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weakness and ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, our management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) License of BuzzFeed, Tasty and HuffPost’s U.K. Operations

The registrant elects to disclose under this Item 9B information otherwise disclosable in a report on Form 8-K.

On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are our wholly-owned subsidiaries, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities have granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who support the BuzzFeed, Tasty and HuffPost brands will be transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.5 million as of March 27, 2024), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement. A copy of the license agreement is attached as Exhibit 10.24 to this Form 10-K and is incorporated herein by reference, and the description of the license agreement is qualified in its entirety by reference thereto.
(b) Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated, including by modification, a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled “Proposal No. 1 Election of Directors,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Committees of Our Board of Directors,” “Executive Officers,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Code of Conduct,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Insider Trading Arrangement and Policies,” and, if applicable, “Additional Information—Delinquent Section 16(a) Reports” to be filed with the SEC by April 29, 2024.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled “Executive Compensation”, “Non-Employee Director Equity Compensation” and “Non-Employee Director Compensation” to be filed with the SEC by April 29, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled “Security Ownership of Beneficial Ownership and Management,” and “Equity Compensation Plan Information,” to be filed with the SEC by April 29, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence” and “Certain Relationships and Related Person Transactions” to be filed with the SEC by April 29, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees and Services” to be filed with the SEC by April 29, 2024.
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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
1.1	At The Market Offering Agreement, dated as of June 20, 2023, by and between BuzzFeed, Inc. and Craig-Hallum Capital Group LLC.	8-K	1.1	6/20/2023
2.1.1	Agreement and Plan of Merger, dated as of June 24, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	8-K	2.1	6/24/2021
2.1.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	S-4/A	2.2	10/29/2021
2.2.1†*	Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.2	7/30/2021

2.2.2	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.3	7/30/2021
2.3	Asset Purchase Agreement, dated as of February 21, 2024, by and between BuzzFeed Media Enterprises, Inc. and Commerce Media Holdings, LLC.	8-K	2.1	2/21/2024
3.1.1	Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc.	8-K	3.1	12/9/2021
3.1.2	Certificate of Change of Registered Agent and/or Registered Office, dated as of March 13, 2023	8-K	3.1	3/15/2023
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on June 1, 2023.	10-Q	3.3	8/9/2023
3.2	Restated Bylaws of BuzzFeed, Inc.	8-K	3.2	12/9/2021
4.1	Description of Registrant’s Securities.
4.2.1	Specimen Common Stock Certificate.	S-4/A	4.1	10/1/2021
4.2.2	Specimen Warrant Certificate.	S-1/A	4.3	1/6/2021
4.3.1	Indenture, dated December 3, 2021, by and between BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.3	12/9/2021
4.3.2	Form of Global Note (included in Exhibit 4.3.1).	8-K	4.4	12/9/2021
4.3.3	First Supplemental Indenture, dated as of July 10, 2023, to the Indenture, dated December 3, 2021, between BuzzFeed, Inc., BuzzFeed Canada, Inc., and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.	10-Q	4.1	8/9/2023
4.3.4	Second Supplemental Indenture, dated as of February 28, 2024,to the Indenture dated December 3, 2021 among BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.	8-K	4.1	2/29/2024
10.1	Lease, dated December 16, 2014, by and between BuzzFeed, Inc. and 225 Fourth, LLC.	S-4	10.6	7/30/2021
10.2	Warrant Agreement, dated January 11, 2021, by and between BuzzFeed, Inc. (f//k/a 890 5th Avenue Partners, Inc.) and Continental Stock Transfer & Trust Company.	8-K	4.1	1/15/2021
10.3	Form of Note Subscription Agreement, dated June 24, 2021, by and between 890 5th Avenue Partners, Inc., and the undersigned subscribers party thereto.	S-4	10.2	7/30/2021
10.4	Voting Agreement, dated as June 24, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.), 200 Park Avenue Partners, LLC, as the Sponsor, and Jonah Peretti and each of his permitted transferees pursuant to Section 10.2 of the Voting Agreement.	8-K	10.8	12/9/2021
10.5	Holder Voting Agreement, dated July 21, 2021, by and among BuzzFeed, Inc., Jonah Peretti, John Johnson III, and Johnson BF, LLC.	S-4	10.9	7/30/2021
10.6	Amended and Restated Registration Rights Agreement, dated as of December 3, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.) and the other parties thereto.	8-K	10.1	12/9/2021
10.7	Registration Rights Agreement, dated December 3, 2021, by and among BuzzFeed, Inc. and the convertible noteholders party thereto.	8-K	10.4	12/9/2021
10.8	Amended and Restated Escrow Agreement, dated December 3, 2021, by and among NBCUniversal Media, LLC, Jonah Peretti, Jonah Peretti LLC and PNC Bank, National Association, as escrow agent.	8-K	10.19	12/9/2021
10.9.1†	Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	8-K	10.22	12/9/2021

10.9.2	First Amendment, dated December 15, 2022, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	8-K	10.1	12/15/2022
10.9.3	Joinder Agreement, dated May 10, 2023, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	10-Q	10.3	5/10/2023
10.9.4	Second Amendment, dated June 29, 2023, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	8-K	10.1	6/30/2023
10.9.5	Third Amendment, dated September 26, 2023, to the Amended and Restated Loan and Security Agreement, dated December 3, 2021, by and among BuzzFeed, Inc., the borrowers thereto, the guarantors thereto and White Oak Commercial Finance, LLC.	8-K	10.1	9/29/2023
10.10	Sublease, dated July 8, 2022, by and between BuzzFeed Media Enterprises, Inc. and Monday.com, Inc.	8-K	10.1	8/16/2022
10.11.1‡	2021 Equity Incentive Plan.	S-8	99.1	2/8/2022
10.11.2‡	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	8-K	10.10	12/9/2021
10.11.3‡	Form of RSU Agreement under the 2021 Equity Incentive Plan.	8-K	10.11	12/9/2021
10.11.4‡	Form of Stock Option Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.12	12/9/2021
10.11.5‡	Form of RSU Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.13	12/9/2021
10.11.6‡	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan.	8-K	10.14	12/9/2021
10.12‡	2021 Employee Stock Purchase Plan.	8-K	10.15	12/9/2021
10.13‡	Form of Indemnification Agreement.	8-K	10.16	12/9/2021
10.14‡	Offer Letter, dated September 14, 2015, by and between BuzzFeed, Inc. and Felicia DellaFortuna.	S-1	10.18	1/11/2022
10.15.1‡	Offer Letter, dated as of July 8, 2019, between BuzzFeed, Inc. and David Arroyo.
10.15.2‡	Promotion Letter, dated as of November 9, 2022, between BuzzFeed, Inc. and David Arroyo.
10.16.1‡	Offer Letter, dated as of September 24, 2019, between BuzzFeed, Inc. and Matthew Omer.
10.16.2‡	Promotion Letter, dated as of October 23, 2023, between BuzzFeed, Inc. and Matthew Omer.
10.17‡	Offer Letter, dated as of June 22, 2021, between BuzzFeed, Inc. and Christian Baesler.	10-K	10.3	3/16/2023
10.18.1‡	Offer Letter, dated as of March 25, 2022, between Buzzfeed, Inc. and Marcela Martin.	8-K	10.1	5/6/2022
10.18.2‡	Amendment to Offer Letter, dated as of August 4, 2022, between Buzzfeed, Inc. and Marcela Martin.	8-K	10.0	8/9/2022
10.19‡	Change in Control and Severance Plan (adopted February 4, 2022).	8-K	10.1	2/4/2022
10.20‡	Joan Amble Advisor Agreement.	10-Q	10.10	5/10/2023
10.21‡	Greg Coleman Advisor Agreement.	10-Q	10.10	5/10/2023
10.22‡	BuzzFeed, Inc. Non-Employee Directors Compensation Policy (adopted December 3, 2021).	10-K	10.3	3/16/2023
10.23†*	Binding Term Sheet, dated June 23, 2021, by and between NBCUniversal Media, LLC and BuzzFeed, Inc.	S-4/A	10.14	9/8/2021

10.24	License Agreement, dated March 28, 2024, by and between BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., TheHuffingtonPost.com, Inc., and Independent Digital News and Media Limited.
19.1.1	Securities Trading Policy (adopted December 3, 2021).
19.1.2	Policy on 10b5-1 Plans (adopted December 3, 2021).
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche, LLP.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for the Recovery of Erroneously Awarded Compensation (adopted October 12, 2023).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
†    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
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

BuzzFeed, Inc.

		By:	/s/ Jonah Peretti
Jonah Peretti Chief Executive Officer (principal executive officer)
Date:	March 29, 2024
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Jonah Peretti and Matt Omer, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonah Peretti	Chief Executive Officer and Director	March 29, 2024
Jonah Peretti	(principal executive officer)

/s/ Matt Omer	Chief Financial Officer	March 29, 2024
Matt Omer	(principal financial officer)

/s/ Daniel Weinstein	Chief Accounting Officer	March 29, 2024
Daniel Weinstein	(principal accounting officer)

/s/ Anjula Acharia	Director	March 29, 2024
Anjula Acharia

/s/ Greg Coleman	Director	March 29, 2024
Greg Coleman

/s/ Janet Rollé	Director	March 29, 2024
Janet Rollé

/s/ Patrick Kerins	Director	March 29, 2024
Patrick Kerins

/s/ Adam Rothstein	Director	March 29, 2024
Adam Rothstein