Form 10-Q
period 2024-03-31
BuzzFeed, Inc.
filed 2024-05-14
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to
Commission file number: 001-39877
______________________________________________________________
BuzzFeed, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________________

Delaware	85-3022075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
229 West 43rd Street New York, New York	10036
(Address of principal executive offices)	(Zip Code)
(646) 397-2039
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BZFD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of approximately $46.00 per share	BZFDW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 10, 2024, there were 35,240,395 shares of the registrant’s Class A common stock outstanding, 1,368,526 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “affect,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts.
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
•the security of our information technology (“IT”) systems or data;
•disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure;
•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Capital Market (“Nasdaq”); and

•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.
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
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.buzzfeed.com), U.S. Securities and Exchange Commission filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information that we post on our investor relations website.

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$44,457	$35,637
Restricted cash	17,050	—
Accounts receivable (net of allowance for doubtful accounts of $1,351 as at March 31, 2024 and $1,424 as at December 31, 2023)	50,982	75,692
Prepaid expenses and other current assets	20,424	21,460
Current assets of discontinued operations	—	—
Total current assets	132,913	132,789
Property and equipment, net	10,324	11,856
Right-of-use assets	42,430	46,715
Capitalized software costs, net	22,142	22,292
Intangible assets, net	25,801	26,665
Goodwill	57,562	57,562
Prepaid expenses and other assets	7,865	9,508
Noncurrent assets of discontinued operations	—	104,089
Total assets	$299,037	$411,476

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$22,544	$46,378
Accrued expenses	16,532	15,515
Deferred revenue	2,401	1,895
Accrued compensation	19,002	12,970
Current lease liabilities	22,476	21,659
Current debt	100,435	124,977
Other current liabilities	6,347	4,401
Current liabilities of discontinued operations	—	—
Total current liabilities	189,737	227,795
Noncurrent lease liabilities	31,858	37,820
Debt	—	33,837
Warrant liabilities	442	406
Other liabilities	1,160	435
Noncurrent liabilities of discontinued operations	—	—
Total liabilities	223,197	300,293

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 35,079 and 35,035 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 1,368 and 1,368 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	723,868	723,092
Accumulated deficit	(647,497)	(611,768)
Accumulated other comprehensive loss	(2,677)	(2,500)
Total BuzzFeed, Inc. stockholders’ equity	73,698	108,828
Noncontrolling interests	2,142	2,355
Total stockholders’ equity	75,840	111,183
Total liabilities and stockholders’ equity	$299,037	$411,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$44,755	$54,907
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	31,063	37,237
Sales and marketing	9,145	11,908
General and administrative	16,249	21,410
Research and development	3,230	3,128
Depreciation and amortization	5,881	5,704
Total costs and expenses	65,568	79,387
Loss from continuing operations	(20,813)	(24,480)
Other (expense) income, net	(556)	620
Interest expense, net	(4,481)	(3,787)
Change in fair value of warrant liabilities	(37)	(593)
Change in fair value of derivative liability	—	(1,005)
Loss from continuing operations before income taxes	(25,887)	(29,245)
Income tax provision	682	147
Net loss from continuing operations	(26,569)	(29,392)
Net loss from discontinued operations, net of tax	(9,213)	(6,869)
Net loss	(35,782)	(36,261)
Less: net loss attributable to noncontrolling interests	(53)	(260)
Net loss attributable to BuzzFeed, Inc.	$(35,729)	$(36,001)
Net loss from continuing operations attributable to holders of Class A and Class B common stock:
Basic and diluted	$(26,516)	$(29,132)
Net loss from continuing operations per Class A and Class B common share:
Basic and diluted	$(0.72)	$(0.83)
Weighted average common shares outstanding:
Basic and diluted	36,578	35,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(35,782)	$(36,261)
Other comprehensive loss
Foreign currency translation adjustment	(337)	(759)
Other comprehensive loss	(337)	(759)
Comprehensive loss	(36,119)	(37,020)
Comprehensive loss attributable to noncontrolling interests	(53)	(260)
Foreign currency translation adjustment attributable to noncontrolling interests	(160)	(58)
Comprehensive loss attributable to BuzzFeed, Inc.	$(35,906)	$(36,702)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three Months Ended March 31, 2024
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	35,035	$3	1,368	$1	—	$—	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net loss	—	—	—	—	—	—	—	(35,729)	—	(35,729)	(53)	(35,782)
Stock-based compensation	—	—	—	—	—	—	776	—	—	776	—	776
Issuance of common stock in connection with share-based plans	45	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(177)	(177)	(160)	(337)
Balance at March 31, 2024	35,079	$3	1,368	$1	—	$—	$723,868	$(647,497)	$(2,677)	$73,698	$2,142	$75,840

	For the Three Months Ended March 31, 2023
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	31,597	$3	1,670	$1	1,620	$—	$716,244	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(36,001)	—	(36,001)	(260)	(36,261)
Stock-based compensation	—	—	—	—	—	—	1,122	—	—	1,122	—	1,122
Issuance of common stock in connection with share-based plans	128	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(30)	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Other comprehensive loss	—	—	—	—	—	—	—	—	(701)	(701)	(58)	(759)
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock	1,620	$—	—	$—	(1,620)	—	—	—	—	—	—	—
Balance at March 31, 2023	33,315	$3	1,670	$1	—	$—	$717,202	$(559,190)	$(2,669)	$155,347	$3,019	$158,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net (loss)	$(35,782)	$(36,261)
Less: net (loss) from discontinued operations, net of tax	9,213	6,869
Net loss from continuing operations	(26,569)	(29,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,881	5,704
Unrealized gain on foreign currency	(46)	(958)
Stock based compensation	752	687
Change in fair value of warrants	37	593
Change in fair value of derivative liability	—	1,005
Amortization of debt discount and deferred issuance costs	1,226	1,064
Deferred income tax	493	(21)
Provision for doubtful accounts	(74)	223
Gain on disposition of assets	—	(175)
Non-cash lease expense	4,261	5,034
Changes in operating assets and liabilities:
Accounts receivable	26,101	43,837
Prepaid expenses and other current assets and prepaid expenses and other assets	1,037	1,979
Accounts payable	(23,123)	(95)
Accrued compensation	6,062	(12,772)
Accrued expenses, other current liabilities and other liabilities	3,315	(5,183)
Lease liabilities	(5,116)	(5,862)
Deferred revenue	505	(2,395)
Cash (used in) provided by operating activities from continuing operations	(5,258)	3,273
Cash used in operating activities from discontinued operations	(8,041)	(3,452)
Cash used in operating activities	(13,299)	(179)

Investing activities:
Capital expenditures	(88)	(402)
Capitalization of internal-use software	(3,330)	(3,974)
Proceeds from sale of asset	—	175
Cash used in investing activities from continuing operations	(3,418)	(4,201)
Cash provided by investing activities from discontinued operations	108,575	—
Cash provided by (used in) investing activities	105,157	(4,201)

Financing activities:
Proceeds from exercise of stock options	—	29
Payment for shares withheld for employee taxes	—	(193)
Payments on Revolving Credit Facility	(33,837)	(1,317)
Payment on Convertible Notes	(30,900)	—
Payment of early termination fee for Revolving Credit Facility	(500)	—
Payment of deferred issuance costs	(591)	—
Cash used in financing activities	(65,828)	(1,481)
Effect of currency translation on cash and cash equivalents	(160)	34
Net increase (decrease) in cash and cash equivalents	25,870	(5,827)
Cash and cash equivalents and restricted cash at beginning of period	35,637	55,774
Cash and cash equivalents and restricted cash at end of period	$61,507	$49,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, tabular amounts and shares in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across entertainment, news, food, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s iconic, globally-loved brands include BuzzFeed, HuffPost, Tasty, and First We Feast (including Hot Ones). BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
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
Additionally, pursuant to subscription agreements entered into in connection with the consummation of the Business Combination, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. As a result of the sale of certain assets relating to the business of Complex Networks, as discussed within Note 19 herein (the “Disposition”), the Company repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024.
Liquidity and Going Concern
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), the significance of the following adverse conditions were evaluated in accordance with U.S. GAAP. The presence of the following risks and uncertainties associated with the Company’s financial condition may adversely affect the Company’s ability to sustain its operations over the next 12 months beyond the issuance date.
Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and its iconic brands. During the three months ended March 31, 2024, the Company incurred a net loss of $35.8 million (and a net loss of $26.6 million from continuing operations) and used net cash flows from its operations of $13.3 million (and net cash used in operating activities from continuing operations was $5.3 million). Additionally, as of March 31, 2024, the Company had unrestricted cash and cash equivalents of $44.5 million to fund its operations and an accumulated deficit of $647.5 million.
As described in Note 8 herein, the Company repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024. As described in Note 8 herein, each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, the Company will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. In the event some or all of the holders of the Notes exercise their call rights, the Company currently does not have sufficient cash on hand or projected cash flows to fund the potential call. The Company’s failure to comply with the provisions of the indenture governing the Notes, including the Company’s failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require the Company to repay the Notes prior to their maturity. In addition, on February 28, 2024, the Company amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes.
As described in Note 14 herein, the Company’s Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period during 2023. As a result, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) on May 31, 2023 notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market (the “Bid Price Requirement”) and that the Company had until November 28, 2023 in order to regain compliance. After receiving an extension from Nasdaq on November 28, 2023, the Company now has until May 28, 2024 in order to regain compliance with Nasdaq’s Bid Price Requirement. While, as described in Notes 2 and 14 herein, the Company effected the Reverse Stock Split (as defined in Note 2 herein) on May 6, 2024, and the closing bid price for the Company’s Class A common stock has exceeded $1.00 per share since that date, the Company has not yet regained compliance with the Bid Price Requirement, as there has not been 10 business days since the effective date of the Reverse Stock Split. Further, as also described in Note 14 herein, following its 2024 annual meeting of stockholders (the “2024 Annual Meeting”), the Company is not in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the audit committees of listed companies have a minimum of three members that satisfy certain criteria for service on the committee (the “Nasdaq Audit Committee Requirement”). The Company has until the earlier of its 2025 annual meeting of stockholders and April 25, 2025 to regain compliance. If the Company is not in compliance with the Nasdaq Audit Committee Requirement by that date, then the Company’s Class A common stock will be subject to delisting. If the Company is not able to regain compliance with either the Bid Price Requirement or the Nasdaq Audit Committee Requirement, and, as such, the Company’s Class A common stock is delisted from Nasdaq, the Company will be faced with a number of significant material adverse consequences, including: limited availability of market quotations for its Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Notes; limited liquidity for its stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company. In particular, under the indenture governing the Notes, the failure of the Company’s Class A common stock to remain listed would constitute a fundamental change which would require the Company to offer to repurchase the remaining outstanding Notes, for cash, at a repurchase price equal to 101% of par plus accrued and unpaid interest. As of the issuance date, the Company does not have available liquidity to repurchase the Notes upon a fundamental change. The Company’s failure to repurchase the Notes as required by the indenture would constitute an event of default under the indenture.
To address its capital needs, the Company may explore options to restructure its outstanding debt, and is working with advisors to optimize its condensed consolidated balance sheet. However, the Company can provide no assurance that it will generate sufficient cash inflows from operations, or that it will be successful in obtaining such new financing, or in optimizing its condensed consolidated balance sheet in a manner necessary to fund its obligations as they become due over the next 12 months beyond the issuance date. Additionally, the Company may implement incremental cost savings actions and pursue additional sources of outside capital to supplement its funding obligations as they become due, which may include additional offerings of its Class A common stock under the at-the-market offering (as described in Note 9 herein). As of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. The Company can provide no assurance it will successfully generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through the Company’s at-the-market-offering) or implement incremental cost savings.
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time: the Company’s available cash, liquidity and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions. As of the issuance date, the Company continues to work with its external advisors to optimize its condensed consolidated balance sheet and evaluate its assets.
These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. As such, the accompanying condensed consolidated financial statements and these related notes should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2023, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The condensed consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ended December 31, 2024.
The condensed consolidated financial statements include the accounts of BuzzFeed, Inc., and its wholly-owned and majority-owned subsidiaries, and any variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Split
The Company held the 2024 Annual Meeting on April 25, 2024 and, at the 2024 Annual Meeting, the Company’s stockholders approved the grant of discretionary authority to the Company’s board of directors to (1) amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to combine outstanding shares of each of the Company’s Class A common stock and the Company’s Class B common stock into a lesser number of outstanding shares of Class A common stock and Class B common stock, as the case may be, at a specific ratio within a range of one-for-two (1-for-2) to a maximum of a one-for-twenty five (1-for-25), with the exact ratio to be determined by the Company’s board of directors in its sole discretion; and (2) effect such reverse stock split, if at all, within one year of the date the proposal is approved by the Company’s stockholders (i.e., by April 25, 2025).
The Company’s board of directors subsequently approved effecting a reverse stock split, effective as of May 6, 2024, and fixed a ratio for the reverse stock split at one-for-four (1-for-4). On April 26, 2024, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment effected a reverse stock split of the Class A common stock and Class B common stock at a ratio of one-for-four (1-for-4) (the “Reverse Stock Split”), effective as of 12:01 a.m., Eastern Time, on May 6, 2024. The Class A common stock began trading on a split-adjusted basis on the Nasdaq on May 6, 2024, under the existing symbol “BZFD,” but the security has a new CUSIP number of 12430A300. The Public Warrants (as defined in Note 4 herein) continued to be traded under the symbol “BZFDW” and the CUSIP identifier for Public Warrants remain unchanged.
As a result of the Reverse Stock Split, every four shares of the Company’s Class A common stock and the Company’s Class B common stock issued and outstanding immediately prior to the Reverse Stock Split were converted into one share of Class A common stock and Class B common stock, after the Reverse Stock Split. The Reverse Stock Split applied uniformly to all holders of Class A common stock and Class B common stock, and did not alter any stockholder’s percentage interest in the Company, except to the extent that the Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split, as all fractional shares were rounded up to the nearest whole share. Pursuant to the terms of the agreement governing the Public and Private Warrants, fractional shares of Class A common stock will not be issued upon exercise of a warrant, and if a holder of a warrant would be entitled to receive, upon the exercise thereof, a fractional interest in a share of Class A common stock, the Company will round down to the nearest whole number the number of shares of Class A Common Stock to be issued to such holder.
Unless otherwise noted, all shares of Class A common stock and Class B common stock, including shares of Class A common stock underlying the Public Warrants and Private Warrants (as defined in Note 4 herein), stock options, restricted stock units, and the Notes, shares of Class A common stock available for grant under the Company’s equity incentive plans, shares of Class A common stock sold and available for sale under the Company’s at-the-market offering, and all conversion ratios, exercise prices, and per share information with respect thereto in the condensed consolidated financial statements have been retroactively adjusted to reflect the one-for-four (1-for-4) Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.
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
The Company concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification for held for sale as of December 31, 2023. Additionally, the Company determined the disposal (i.e., the Disposition), which took place on February 21, 2024, represented a strategic shift that had a major effect on our operations and financial results. As such, the results of Complex Networks, excluding First We Feast, are presented as discontinued operations in the condensed consolidated financial statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of Complex Networks have been reflected as assets of discontinued operations in the condensed consolidated balance sheet for the year ended December 31, 2023. Refer to Note 19 herein for additional details.
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
Key estimates and assumptions relate primarily to revenue recognition, fair values of intangible assets acquired in business combinations, valuation allowances for deferred income tax assets, allowance for doubtful accounts, useful lives of fixed assets, and capitalized software costs.
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
The Company classifies all cash the use of which is limited by contractual provisions as restricted cash. In the first quarter of 2024, the Company cash collateralized the $15.5 million letters of credit outstanding under the Revolving Credit Facility (as defined in Note 8 herein) in the amount of $17.1 million. As such, the $17.1 million is classified as restricted cash within the condensed consolidated balance sheet.
Accounting Pronouncements
The Company, an emerging growth company, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, as amended, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosures about the Company’s single operating segment, the Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. Public companies are also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.
3. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2024	2023
Advertising	$21,423	$27,393
Content	13,107	16,251
Commerce and other	10,225	11,263
Total	$44,755	$54,907
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2024	2023
Revenue:
United States	$41,033	$50,564
International	3,722	4,343
Total	$44,755	$54,907

Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled revenue (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by type, but the substantial majority require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (when performance precedes the billing date) or deferred revenue (when customer payment is received in advance of performance). The Company has determined its contracts generally do not include a significant financing component.
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $5.4 million and $8.3 million as of March 31, 2024 and December 31, 2023, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $2.4 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively.
The amount of revenue recognized during the three months ended March 31, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $0.5 million.
Transaction Price Allocated to Remaining Performance Obligations
The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $2.1 million as of March 31, 2024 and is generally expected to be recognized over the next one to three years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts; (ii) variable consideration in the form of sales-based royalties; or (iii) variable consideration allocated entirely to wholly unperformed performance obligations.
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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,533	$—	$—	$15,533
Total	$15,533	$—	$—	$15,533
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	439	—	—	439
Private Warrants	—	3	—	3
Total	$439	$3	$—	$442

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,306	$—	$—	$25,306
Total	$25,306	$—	$—	$25,306
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	402	—	—	402
Private Warrants	—	4	—	4
Total	$402	$4	$—	$406
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of March 31, 2024 and December 31, 2023 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively), which are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.18 and $0.16 as of March 31, 2024 and December 31, 2023, respectively.
Historically, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 29, 2023, and (ii) each holder of a Note will have the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (see Note 8 herein for additional details). The fair value of the embedded derivative continues to be immaterial as of March 31, 2024.
There were no transfers between fair value measurement levels during the three months ended March 31, 2024.
Equity Investment
For equity investments in entities over which the Company does not exercise significant influence, if the fair value of the investment is not readily determinable, the investment is accounted for at cost, and adjusted for subsequent observable price changes. If the fair value of the investment is readily determinable, the investment is accounted for at fair value. The Company reviews equity investments without readily determinable fair values at each period end to determine whether they have been impaired.
As of March 31, 2024 and December 31, 2023, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both March 31, 2024 and December 31, 2023.

5. Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Leasehold improvements	$48,995	$49,007
Furniture and fixtures	3,924	3,910
Computer equipment	3,002	3,057
Video equipment	439	439
Total	56,360	56,413
Less: Accumulated depreciation	(46,036)	(44,557)
Net Carrying Value	$10,324	$11,856
Depreciation totaled $1.5 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, included in depreciation and amortization expense.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	March 31, 2024	December 31, 2023
Website and internal-use software	$84,111	$82,138
Less: Accumulated amortization	(61,969)	(59,846)
Net Carrying Value	$22,142	$22,292
The Company capitalized $3.3 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively, included in capitalized software costs. The Company amortized $3.5 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, included in depreciation and amortization expense.
7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	March 31, 2024				December 31, 2023
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	0	$5,500	$5,500	$—	0	$5,500	$5,271	$229
Trademarks and Trade Names	12	28,550	5,180	23,370	13	28,550	4,704	23,846
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	2	2,550	1,487	1,063	2	2,550	1,328	1,222
Total		$37,968	$12,167	$25,801		$37,968	$11,303	$26,665
With respect to intangible assets, the Company amortized $0.9 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, included in depreciation and amortization expense.

Estimated future amortization expense as of March 31, 2024 is as follows (in thousands):

Remainder of 2024	$1,906
2025	2,488
2026	1,903
2027	1,903
2028	1,903
Thereafter	14,330
Total	$24,433
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of March 31, 2024, the Company had $57.6 million of goodwill recorded on its condensed consolidated balance sheet. The Company concluded there were no impairment triggering events as of, and for, the three months ended March 31, 2024.
8. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at both March 31, 2024 and December 31, 2023.
On February 21, 2024, in connection with the Disposition discussed within Note 19 herein, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million and resulted in restricted cash classification on the condensed consolidated balance sheet. The letters of credit bear interest at a rate equal to the Secured Financing Overnight Rate (SOFR) Index, plus a margin of 3.75% on the undrawn amount of letters of credit (the implied interest rate was 9% as of March 31, 2024).
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of March 31, 2024, the Notes were convertible into approximately 2,382,007 shares of our Class A common stock.
The Company may, at its election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. In the event that a holder of the Notes elects to convert its Notes prior to December 3, 2024, the Company will be obligated to pay an amount in cash equal to 12 month’s interest declining ratably on a monthly basis to zero month’s interest, in each case, on the aggregate principal amount of the Notes so converted. Without limiting a holder’s right to convert the Notes at its option, interest will cease to accrue on the Notes during any period in which the Company would otherwise be entitled to force conversion of the Notes, but is not permitted to do so solely due to the failure of a trading volume condition specified in the indenture governing the Notes.

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
The indenture governing the Notes includes restrictive covenants that, among other things, limit the Company’s ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer specified intellectual property, or enter into transactions with affiliates. Additionally, on February 28, 2024, in connection with the Disposition, the indenture governing the Notes was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
On March 7, 2024, in connection with the Disposition, the Company repaid approximately $30.9 million of the Notes, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024. In connection with the repayment, the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting. The Company derecognized approximately 20.6% of the unamortized debt discount and issuance costs, which resulted in an approximately $4.9 million loss on partial debt extinguishment that was attributed to the discontinued operation.
In accounting for the Notes, the Company bifurcated a derivative liability representing the conversion option, with a fair value at issuance of $31.6 million. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. The derivative liability is remeasured at each reporting date with the resulting gain or loss recorded in change in fair value of derivative liability within the condensed consolidated statements of operations. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 29, 2023, and (ii) each holder of a Note has the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal the principal amount plus accrued and unpaid interest. The fair value of the embedded derivative continues to be immaterial as of March 31, 2024.
Interest expense on the Notes is recognized at an effective interest rate of 16% and totaled $3.6 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively, of which amortization of the debt discount and issuance costs comprised $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The effective interest rate of 16% was remeasured in connection with the aforementioned modification accounting and assumes a maturity date of December 3, 2026.
The net carrying amount of the Notes as of March 31, 2024 and December 31, 2023 was:

	March 31, 2024	December 31, 2023
Principal outstanding	$119,100	$150,000
Unamortized debt discount and issuance costs	(18,665)	(25,023)
Net carrying value	$100,435	$124,977
The fair value of the Notes was approximately $93.1 million and $112.8 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Notes was estimated using Level 3 inputs.

9. Stockholders’ Equity
Common Stock
The Company is authorized to issue 700,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of Class C common stock, par value $0.0001 per share. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to fifty votes. Class C common stock is non-voting.
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of March 31, 2024 or December 31, 2023.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	845	$24.98	1.71	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(28)	13.88	—	—
Expired	(426)	21.90	—	—
Balance as of March 31, 2024	391	$29.14	3.17	$—
Expected to vest at March 31, 2024	391	$29.14	3.17	$—
Exercisable at March 31, 2024	347	$30.42	2.64	$—
As of March 31, 2024, the total share-based compensation costs not yet recognized related to unvested stock options was $0.4 million, which is expected to be recognized over the weighted-average remaining requisite service period of 0.9 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2023	2,190	$3.74
Granted	333	0.72
Vested	(42)	13.18
Forfeited	(191)	4.37
Outstanding as of March 31, 2024	2,290	$3.08
As of March 31, 2024, there were approximately $4.2 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation cost included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Cost of revenue, excluding depreciation and amortization	$213	$310
Sales and marketing	140	200
General and administrative	338	530
Research and development[1]	61	(353)
Total	$752	$687
________________________________
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which the Company may, from time to time, sell up to 3,316,503 shares of its Class A common stock. As of March 31, 2024, the Company had sold, in the aggregate, 517,385 shares of its Class A common stock, at an average price of $2.08 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes, and the Company has 2,799,118 remaining shares available under the At-The-Market-Offering agreement.
10. Net Loss Per Share
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
For the three months ended March 31, 2024 and 2023, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for either period presented.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(26,569)	$(29,392)
Net loss from discontinued operations, net of tax	(9,213)	(6,869)
Less: net loss attributable to noncontrolling interests	(53)	(260)
Net loss attributable to holders of Class A and Class B common stock	$(35,729)	$(36,001)

Amounts attributable to BuzzFeed, Inc. for net loss per common share, basic and diluted:
Net loss from continuing operations	(26,516)	(29,132)
Net loss from discontinued operations, net of tax	(9,213)	(6,869)
Net loss attributable to BuzzFeed, Inc.	$(35,729)	$(36,001)

Denominator:
Weighted average common shares outstanding, basic and diluted	36,578	35,176

Net loss per common share, basic and diluted:
Continuing operations	$(0.72)	$(0.83)
Discontinued operations	$(0.25)	$(0.20)
Net loss per common share, basic and diluted, attributable to BuzzFeed, Inc.[1]	$(0.98)	$(1.02)
_________________________________
(1)Net loss per share information is presented on a rounded basis using actual amounts. Minor differences in totals may exist due to rounding.
The numerator for net loss per basic and diluted common share from continuing operations excludes the impact of net loss attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	391	949
Restricted stock units	2,290	1,651
Warrants	2,469	2,469
Convertible notes	2,382	2,382
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended March 31,
	2024	2023
Income tax provision	$682	$147
Effective tax rate	(2.6)%	(0.5)%

For the three months ended March 31, 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to (i) limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and (ii) permanent adjustments and state taxes related to the Disposition.
For the three months ended March 31, 2023, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
12. Restructuring Costs
In February 2024, the Company announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition as discussed within Note 19 herein). In doing so, the Company reduced the size of its centralized operations to enable its individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan is intended to position the Company to be more agile, sustainable, and profitable. The Company incurred approximately $2.9 million of restructuring costs for the three months ended March 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative. As of March 31, 2024, $1.9 million remain unpaid and were included in accrued compensation on the condensed consolidated balance sheet. These costs are primarily expected to be paid in the second quarter of 2024.
Additionally, in accordance with the Asset Purchase Agreement (the “Complex Sale Agreement”), dated as of February 21, 2024 between a wholly-owned subsidiary of the Company and Commerce Media Holdings, LLC., pursuant to which the Disposition was consummated, Commerce Media reimbursed the Company for approximately $1.8 million in payments related to “Non-Transferring Employees” (as defined in the Complex Sale Agreement), including severance. The amount of these severance and related charges are not included within the restructuring charges noted above. The Company treated the reimbursement as an expense reimbursement.
13. Leases
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
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with a third party with respect to substantially all of the Company’s then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, the subtenant pays a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million. On February 21, 2024, in connection with the Disposition, the Company licensed the use of office space in our corporate headquarters. Refer to Note 19 herein for further details on this arrangement.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$6,177	$7,447
Sublease income	(4,114)	(3,958)
Total lease cost	$2,063	$3,489
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	March 31, 2024	December 31, 2023
Assets
Right-of-use assets	$42,430	$46,715

Liabilities
Current lease liabilities	22,476	21,659
Noncurrent lease liabilities	31,858	37,820
Total lease liabilities	$54,334	$59,479
Other information related to leases was as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	7,032	8,459

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.4	2.7
Weighted average discount rate	13.90%	13.87%

Maturities of lease liabilities as of March 31, 2024 were as follows:

Year	Operating Leases
Remainder of 2024	$21,205
2025	25,633
2026	13,062
2027	2,723
2028	821
Thereafter	539
Total lease payments	63,983
Less: imputed interest	(9,649)
Total	$54,334
Sublease receipts to be received in the future under noncancelable subleases as of March 31, 2024 were as follows:

Year	Amount
Remainder of 2024	$13,226
2025	16,587
2026	4,886
2027	178
Thereafter	—
Total	$34,877
14. Commitments and Contingencies
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
The Company settled or resolved certain legal matters during the three months ended March 31, 2024 and 2023 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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

On August 4, 2023, the Company received 8,927 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. The Company provisionally settled these claims on January 29, 2024.
On August 15, 2023, the Company received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. The Company provisionally settled these claims on January 16, 2024.
On October 31, 2023, we received 590 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. The Company provisionally settled these claims on January 29, 2024.
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
On January 17, 2023, the Claimants filed amended statements of claim in the Arbitrations against BuzzFeed Media Enterprises, Inc., a wholly-owned subsidiary of the Company, and Continental Stock Transfer & Trust Corporation, the transfer agent for 890 and, later, the Company. The amended statements of claim likewise allege that the Claimants were harmed when they were allegedly unable to convert their shares of Class B common stock to Class A common stock and sell those shares on the first day of trading following the Business Combination. The Claimants allege claims for breach of contract and the covenant of good faith and fair dealing, misrepresentation, and negligence, and seek to recover unspecified compensatory damages, an award of costs, and any further appropriate relief.
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
California Invasion of Privacy Act

On April 11, 2024, a lawsuit titled Chih-Yuan Chang et al. v. BuzzFeed, Inc. was filed against the Company in the Southern District of New York, alleging that the Company, by causing the Sharethrough, IQM, and Dotomi trackers to be installed on website visitors’ internet browsers, is collecting visitors’ personal identifying information without their consent, in violation of the California Invasion of Privacy Act (CIPA). Plaintiff, additionally, seeks class certification. The Company plans to move to dismiss the claims.
Nasdaq Listing Compliance
Minimum Bid Requirement
On May 31, 2023, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (i.e., the Bid Price Requirement).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until November 27, 2023, to regain compliance with the Bid Price Requirement. The Company did not regain compliance with the Bid Price Requirement on or before November 27, 2023. However, upon receipt of both the Company’s application to transfer from The Nasdaq Global Market to The Nasdaq Capital Market and a written notification by the Company of its intent to regain compliance with the Bid Price Requirement, including by effecting a reverse stock split, if necessary, the Staff notified the Company in a letter dated November 28, 2023, that the Company was eligible for an additional 180-day period, or until May 28, 2024, to regain compliance (the “Second Compliance Period”). The Staff’s determination was based, in part, on the Company meeting the continued listing requirement with respect to the market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market except for the Bid Price Requirement. As of the opening of business November 30, 2023, the Company’s Class A common stock and warrants were transferred to The Nasdaq Capital Market, which operates in substantially the same manner as The Nasdaq Global Market, where they continue to trade under the symbols “BZFD” and “BZFDW,” respectively.
As disclosed in Note 2 herein, the Company effected the Reverse Stock Split on May 6, 2024. While the closing bid price of the Company’s Class A common stock has exceeded $1.00 since the effective date of the Reverse Stock Split, the Company has not yet regained compliance with the Bid Price Requirement, as there has not been 10 business days since the effective date of the Reverse Stock Split. If, at any time before the end of the Second Compliance Period, the bid price for the Company’s Class A common stock closes at $1.00 or more for at least 10 consecutive business days, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the end of the Second Compliance Period (i.e., by May 28, 2024), Nasdaq will notify the Company that its securities are subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities before the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, such an appeal would be successful.
Audit Committee Requirement
On March 6, 2024, Patrick Kerins, then a member of the Company’s board of directors and its audit committee, notified the Company that he did not intend to stand for re-election as a director of the Company at the 2024 Annual Meeting. The Company then promptly notified the Staff that, as a consequence of Mr. Kerins’ failure to seek re-election, following the 2024 Annual Meeting, the audit committee of the Company’s board of directors would consist of two members and, as such, that the Company would no longer be in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the audit committees of listed companies have a minimum of three members that satisfy certain criteria for service on the committee (i.e., the Nasdaq Audit Committee Requirement). On April 26, 2024, as expected, the Company received a letter from the Staff notifying the Company that the Company was no longer in compliance with the Nasdaq Audit Committee Requirement.
The Company has until the earlier of its 2025 annual meeting of stockholders and April 25, 2025 (i.e., one year from the date on which the Company ceased to be compliant) to regain compliance. If the Company is not in compliance with the Nasdaq Audit Committee Requirement by that date, then the Staff will provide written notification to the Company that its Class A common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, such an appeal would be successful. The Company intends to appoint a third member to the audit committee of the Company’s board of directors prior to the expiration of the cure period in order to regain compliance with the Nasdaq Audit Committee Requirement.
15. Segment Information
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
16. Related Party Transactions
The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”), a holder of 5% or more of our Class A common stock, of $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The Company recognized expenses under contractual obligations from NBCU of $nil and $nil for the three months ended March 31, 2024 and 2023, respectively. The Company had outstanding receivable balances of $0.3 million and $0.2 million from NBCU as of March 31, 2024 and December 31, 2023, respectively. The Company had an outstanding payable balance of $0.2 million and $0.2 million to NBCU as of March 31, 2024 and December 31, 2023, respectively.
Verizon Ventures LLC (“Verizon”), collectively with its affiliates, is a holder of 5% or more of the Company’s Class A common stock. Verizon is the landlord for the Company’s corporate headquarters, and the Company transacts with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $nil and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company recognized expenses under contractual obligations from Verizon of $1.5 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The Company had no outstanding receivables or payables from or to Verizon as of March 31, 2024 or December 31, 2023.
17. Supplemental Disclosures
Film Costs
Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	March 31, 2024	December 31, 2023
Individual Monetization:
Feature films	$1,707	$1,707
Total	$1,707	$1,707
The Company had no material amortization of film costs for the three months ended March 31, 2024 or 2023.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $0.7 million as of December 31, 2023 (no material change as of March 31, 2024). The Company had receivables related to our production tax credits of $3.6 million and $3.5 million as of March 31, 2024 and December 31, 2023, respectively, included in prepaid and other current assets in our condensed consolidated balance sheet.
Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
	2024	2023
Cash paid for income taxes, net	$205	$98
Cash paid for interest	1,419	970
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	38	20
Accrued deferred offering costs	5	—
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	44,457	49,947
Restricted cash	17,050	—
Total cash and cash equivalents and restricted cash	$61,507	$49,947
18. Other (Expense) Income, Net
Other (expense) income, net consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Exchange (loss) gain	$(181)	$763
Other expense	(627)	(352)
Other income	252	209
Total	$(556)	$620
19. Held for Sale, Discontinued Operations, Disposals, and Licenses
Disposal of Complex Networks
Complex Sale
On February 21, 2024, a wholly-owned subsidiary of the Company entered into the Complex Sale Agreement with Commerce Media, providing for the sale of certain assets relating to the business of Complex Networks (i.e., the Disposition). Pursuant to the Complex Sale Agreement, Commerce Media purchased certain assets, and assumed certain liabilities, related to the business of Complex Networks, excluding the business operating under the First We Feast brand and as otherwise set forth in the Complex Sale Agreement, for an aggregate purchase price of $108.6 million, which was paid in cash on February 21, 2024.
In connection with the Disposition, the Company was required to repay (i) approximately $30.9 million to holders of the Notes and (ii) approximately $33.8 million outstanding under the Revolving Credit Facility, plus accrued and unpaid interest of $0.7 million (such amounts were repaid shortly after the Disposition). The Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Disposition on February 21, 2024. Additionally, as described in Note 9 herein, on February 28, 2024, the indenture governing the Notes was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
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

Held for Sale and Discontinued Operations
As of December 31, 2023, the Company determined the assets of Complex Networks, excluding the First We Feast brand, met the criteria for classification as held for sale. On February 21, 2024, the Company completed the Disposition for approximately $108.6 million in cash. The Company disposed of Complex Networks in order to refocus its business around scalable, high-margin, and tech-led revenue streams. As such, the Company concluded the ultimate disposal (i.e., the Disposition), represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of Complex Networks, excluding the First We Feast brand, are classified as discontinued operations for all periods presented herein.
Details of net loss from discontinued operations, net of tax, were as follows:

	Three Months Ended March 31,
	2024	2023
Revenue	$2,115	$12,246
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	3,500	10,107
Sales and marketing	1,046	3,393
General and administrative	225	592
Research and development	344	691
Depreciation and amortization	—	2,701
Total costs and expenses	5,115	17,484
Loss from discontinued operations	(3,000)	(5,238)
Loss on partial debt extinguishment	(4,919)	—
Gain on remeasurement of classification to held for sale	854	—
Other (expense) income, net	(292)	—
Interest expense, net	(1,230)	(1,631)
Loss from discontinued operations before income taxes	(8,587)	(6,869)
Income tax provision	626	—
Net loss from discontinued operations, net of tax	$(9,213)	$(6,869)
The results for the three months ended March 31, 2024 includes activity only from January 1, 2024 through the date of Disposition (i.e., February 21, 2024). Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the three months ended March 31, 2024, there was a tax expense in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis, and (iii) permanent items and state taxes related to the Disposition. For the three months ended March 31, 2023, there was no income tax provision / (benefit) in discontinued operations, as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
As part of the Disposition, the Company was required to repay approximately $33.8 million outstanding under the Revolving Credit Facility and $30.9 million of the $150.0 million outstanding under the Notes (i.e., approximately 20.6%), leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024. The Company derecognized approximately 20.6% of the unamortized debt discount costs, which resulted in an approximately $4.9 million loss on partial debt extinguishment that was attributed to the discontinued operation. All historical interest expense associated with the Revolving Credit Facility and 20.6% of the historical interest expense associated with the Notes were allocated to the discontinued operation.
Details of the assets of discontinued operations were as follows:

December 31, 2023
Intangible assets, net	$79,481
Goodwill	34,070
Valuation allowance	(9,462)
Noncurrent assets of discontinued operations, net of valuation allowance	$104,089
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $9.5 million was recorded within loss from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2023. The Company completed the Disposition during the three months ended March 31, 2024 and recorded a final gain on remeasurement of classification to held for sale of $0.9 million after recording final transaction and related expenses (for a total loss on disposal of approximately $8.6 million).
There were no current assets, current liabilities, or noncurrent liabilities of discontinued operations for the year ended December 31, 2023, as the disposal group consisted of intangible assets, net, and goodwill.
The Company has continuing involvement with Commerce Media through a transition services agreement, pursuant to which the Company and Commerce Media provide certain services to each other for a period of time following the Disposition (specifically, for an initial term of 180 days from February 21, 2024, with two additional consecutive terms of 90 days each, at Commerce Media’s discretion). For the three months ended March 31, 2024, we did not collect any cash related to these activities other than what is described in this footnote, which was collected upon the closing of the Disposition.
Additionally, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time fee of approximately $2.8 million for the use of certain office space in our corporate headquarters from February 21, 2024 until June 30, 2025 (or such earlier date that the underlying sublease or master lease either expires or is terminated).
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities have granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who support the BuzzFeed, Tasty and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.5 million as of March 31, 2024), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
20. Subsequent Events
Refer to Note 2 herein for details regarding the Reverse Stock Split. Additionally, on May 6, 2024, the Company terminated $15.0 million of the $15.5 million in letters of credit issued pursuant to the Revolving Credit Facility, which was replaced with a $15.0 million letter of credit, issued by JPMorgan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of BuzzFeed and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
BuzzFeed is a premier digital media company for the most diverse, most online, and most socially connected generations the world has ever seen. Across entertainment, news, food, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. Our iconic, globally-loved brands include BuzzFeed, HuffPost, Tasty, and First We Feast (including Hot Ones). Today, our flagship BuzzFeed brand continues to be the biggest player in digital media, with vastly more time spent than widely known digital and legacy brands like Vox, Bustle, and People.
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
Our strength has always been to adapt our business model to the evolution of the digital landscape. Founded by Jonah Peretti in 2006, BuzzFeed started as a lab in New York City’s Chinatown, experimenting with how the Internet could change how content is consumed, distributed, interacted with, and shared. This pioneering work was followed by a period of significant growth, during which BuzzFeed became a household name. Over the last few years, we have focused on revenue diversification and profitability (on an Adjusted EBITDA-basis, a non-GAAP financial measure, as discussed below). Our data-driven approach to content creation and our cross-platform distribution network have enabled us to monetize our content by delivering a comprehensive suite of digital advertising products and services and introducing new, complementary revenue streams.
As of December 31, 2023, we determined that the assets of Complex Networks, excluding the First We Feast brand, met the criteria for classification as held for sale. Additionally, we concluded the ultimate disposal, which took place on February 21, 2024 (the “Disposition”), represented a strategic shift that had a major effect on our operations and financial results. As such, the historical financial results of Complex Networks have been reflected as discontinued operations in our condensed consolidated financial statements. Refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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

Additionally, pursuant to subscription agreements entered into in connection with the consummation of the Business Combination, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. On March 7, 2024, we repaid approximately $30.9 million to holders of the Notes, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024. Refer to Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Restructuring
In February 2024, we announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition). In doing so, we reduced the size of our centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan is intended to position us to be more agile, sustainable, and profitable. We incurred approximately $2.9 million of restructuring costs for the three months ended March 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative. As of March 31, 2024, $1.9 million remain unpaid and were included in accrued compensation on the condensed consolidated balance sheet. These costs are primarily expected to be paid in the second quarter of 2024.
Additionally, in accordance with the Asset Purchase Agreement (the “Complex Sale Agreement”), dated as of February 21, 2024 between a wholly-owned subsidiary of the Company and Commerce Media Holdings, LLC., pursuant to which the Disposition was consummated, Commerce Media reimbursed us for approximately $1.8 million in payments related to “Non-Transferring Employees” (as defined in the Complex Sale Agreement), including severance. The amount of these severance and related charges are not included within the restructuring charges noted above. We treated the reimbursement as an expense reimbursement.
Effects of Current Economic Conditions
Macroeconomic conditions have a direct impact on overall advertising and marketing expenditures in the United States (the “U.S.”). As advertising and marketing budgets are often discretionary in nature, they can be easier to reduce in the short-term as compared to other corporate expenses. Additionally, economic downturns and recessionary fears may also negatively impact our ability to capture advertising dollars. Consequently, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as ongoing macroeconomic uncertainty and elevated interest rates, which has contributed to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in 2023 and to date in 2024, and we expect these factors will continue to adversely affect our revenue in 2024. In addition, uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by inflationary pressure, elevated interest rates, geopolitical issues or other factors may result in a recession, which could have a material adverse effect on our business. Refer to Part I, Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional details.

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP
Total revenue	$44,755	$54,907
Loss from continuing operations	$(20,813)	$(24,480)
Net loss from continuing operations	$(26,569)	$(29,392)
Non-GAAP
Adjusted EBITDA(1)	$(11,264)	$(18,089)
Non-Financial
Time Spent(2)	67,324	80,418
—% on owned and operated properties	90%	87%
—% on third-party platforms	10%	13%
_________________________________
(1)See “Reconciliation from Net loss from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News in the U.S., and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. Time Spent for the three months ended March 31, 2024 decreased by 16%, consistent with broader industry trends, amongst our competitive set, according to Comscore. Time Spent presented above excludes time spent on Complex Networks, as Complex Networks is presented as a discontinued operation herein (refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details). Time Spent on Complex Networks, as reported by Comscore, was approximately 10.0 million and 28.7 million hours for the three months ended March 31, 2024 and 2023, respectively (through the date of Disposition, February 21, 2024, for the three months ended March 31, 2024). Time Spent on Complex Networks, as reported by Comscore, historically included Time Spent on First We Feast, as First We Feast was historically under the Complex Networks’ measurement portfolio of Comscore. At this time, Time Spent on First We Feast cannot be reasonably bifurcated from Time Spent on Complex Networks. As such, in order to have a more comparable measure of Time Spent, we have excluded Time Spent on First We Feast from our measure of Time Spent presented above, and we will exclude Time Spent on First We Feast in the future.
Content Performance Metrics
We use certain metrics to assess the operational and financial performance of our business. Effective January 1, 2023, we introduced new metrics with respect to our branded content revenue, which represents the majority of our reported content revenue (branded content is further defined within “Components of Results of Operations” below). Specifically, we monitor the performance of our branded content advertisers through retention and average trailing 12-month revenue per branded content advertiser. Net branded content advertiser revenue retention is an indicator of our ability to retain the spend of our existing customers year-over-year, which we view as a reflection of the effectiveness of our services. In addition, we monitor the number of branded content advertisers and the net average branded content advertiser revenue, as defined below, as these metrics provide further details with respect to the majority of our reported content revenue and influence our business planning decisions. Our use of net branded content advertiser revenue retention, branded content advertisers, and net average branded content advertiser revenue have limitations as analytical tools, and investors should not consider them in isolation. Additionally, the aforementioned metrics do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. Pro forma amounts for acquisitions and dispositions are calculated as if the acquisitions and / or dispositions occurred on the first day of the applicable period.
The following table sets forth certain operating metrics for our branded content revenue for the three months ended March 31, 2024 and 2023 (on a trailing 12-month basis):

	March 31,
	2024	2023
Net branded content advertiser revenue retention(1)	61%	62%
Branded content advertisers(2)	>50	>60
Net average branded content advertiser revenue(3)	$0.9	$1.0
_________________________________
(1)Net branded content advertiser revenue retention is calculated by dividing the branded content revenue for the trailing 12 months from the close of the current reporting period, from advertisers who were also advertisers at the close of the same period in the prior year (the “base period”), by the branded content revenue for the trailing 12 months from the close of the base period. This analysis only considers branded content advertisers who spent greater than $250,000 (actual dollars) in the trailing 12 months from the close of the base period, and is pro forma for acquisitions and dispositions. This metric also excludes revenues derived from joint ventures and from deals not included in the branded content definition below. In both periods presented, this represents the significant majority of branded content advertiser revenue.
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
•Commerce and other: Includes affiliate marketplace revenue and licensing of intellectual property. We participate in multiple marketplace arrangements with third parties whereby we provide affiliate links which redirect the audience to purchase products and/or services from the third parties. When the participant purchases a product and / or service, we receive a commission fee for that sale from the third party. Affiliate marketplace revenue is recognized when a successful sale is made and the commission is earned.
Cost of revenue, excluding depreciation and amortization: Consists primarily of compensation-related expenses and costs incurred for the creation of editorial, promotional, and news content across all platforms, as well as amounts due to third-party websites and platforms to fulfill customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of revenue.
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
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities which is primarily based on the market price of our Public Warrants listed on Nasdaq under the symbol “BZFDW.” Refer to Note 4 to the condensed consolidated financial statements for additional details.
Change in fair value of derivative liability: In December 2021, we issued a $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes) that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability. During the year ended December 31, 2023, we determined the fair value of the derivative liability was immaterial; refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details. On March 7, 2024, we repaid approximately $30.9 million to holders of the Notes, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024.
Income tax provision: Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
Comparison of results for the three months ended March 31, 2024 and 2023
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$44,755	$54,907
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	31,063	37,237
Sales and marketing	9,145	11,908
General and administrative	16,249	21,410
Research and development	3,230	3,128
Depreciation and amortization	5,881	5,704
Total costs and expenses	65,568	79,387
Loss from continuing operations	(20,813)	(24,480)
Other (expense) income, net	(556)	620
Interest expense, net	(4,481)	(3,787)
Change in fair value of warrant liabilities	(37)	(593)
Change in fair value of derivative liability	—	(1,005)
Loss from continuing operations before income taxes	(25,887)	(29,245)
Income tax provision	682	147
Net loss from continuing operations	(26,569)	(29,392)
Net loss from discontinued operations, net of tax	(9,213)	(6,869)
Net loss	(35,782)	(36,261)
Less: net loss attributable to noncontrolling interests	(53)	(260)
Net loss attributable to BuzzFeed, Inc.	$(35,729)	$(36,001)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue, excluding depreciation and amortization	$213	$310
Sales and marketing	140	200
General and administrative	338	530
Research and development(1)	61	(353)
Total	$752	$687

_________________________________
(1)The negative stock-based compensation expense for the three months ended March 31, 2023 for research and development was due to forfeitures.
The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	69%	68%
Sales and marketing	20%	22%
General and administrative	36%	39%
Research and development	7%	6%
Depreciation and amortization	13%	10%
Total costs and expenses	145%	145%
Loss from continuing operations	(45)%	(45)%
Other (expense) income, net	(1)%	1%
Interest expense, net	(10)%	(7)%
Change in fair value of warrant liabilities	—%	(1)
Change in fair value of derivative liability	—%	(2)
Loss from continuing operations before income taxes	(56)%	(54)%
Income tax provision	2%	—%
Net loss from continuing operations	(58)%	(54)%
Net loss from discontinued operations, net of tax	(21)%	(13)%
Net loss	(79)%	(67)%
Net loss attributable to noncontrolling interests	—%	—%
Net loss attributable to BuzzFeed, Inc.	(79)%	(67)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2024	2023
Advertising	$21,423	$27,393	(22)%
Content	13,107	16,251	(19)%
Commerce and other	10,225	11,263	(9)%
Total revenue	$44,755	$54,907	(18)%
Advertising revenue decreased by $6.0 million, or 22%, for the three months ended March 31, 2024, primarily due to a decline in advertising products monetized on a per impression basis, reflecting a 16% decline in the number of programmatic impressions delivered and a 6% decline in overall pricing. The decline in impressions and overall pricing was primarily due to a decline in revenues generated from distributed platforms.
Content revenue decreased by $3.1 million, or 19%, for the three months ended March 31, 2024, driven by a $2.1 million decrease in revenue associated with non-recurring custom content campaigns that were delivered during the three months ended March 31, 2023, with no comparable revenue during the current three-month period. The remaining decline of $1.0 million was primarily attributable to the decline in the number of branded content customers year-over-year. We expect content revenue to continue to decline in 2024 as we focus on programmatic advertising and affiliate products.
Commerce and other declined by $1.0 million, or 9%, for the three months ended March 31, 2024, primarily due to less promotional spending and lower shopping traffic as compared to the three months ended March 31, 2023. We expect these trends to adversely impact our commerce and other revenue in the short-term.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended March 31,		% Change
	2024	2023
Cost of revenue, excluding depreciation and amortization	31,063	37,237	(17)%
As a percentage of revenue	69%	68%
Cost of revenue decreased by $6.2 million, or 17%, for the three months ended March 31, 2024, driven by a $3.4 million decrease in compensation expense reflecting our previous cost savings actions, a $2.6 million decrease in variable costs of revenue due to changes in the revenue mix and the decline in revenue year-over-year, and a $0.2 million decrease in content expenses, partially offset by a $1.2 million increase in restructuring expenses.
Sales and marketing:

	Three Months Ended March 31,		% Change
	2024	2023
Sales and marketing	9,145	11,908	(23)%
As a percentage of revenue	20%	22%
Sales and marketing expenses decreased by $2.8 million, or 23%, for the three months ended March 31, 2024, driven by a $3.0 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $1.1 million decrease in travel and entertainment and consulting expenses, partially offset by a $1.5 million increase in restructuring expenses.
General and administrative:

	Three Months Ended March 31,		% Change
	2024	2023
General and administrative	16,249	21,410	(24)%
As a percentage of revenue	36%	39%
General and administrative expenses decreased by $5.2 million, or 24%, for the three months ended March 31, 2024, driven by a $1.7 million decrease in rent expense, a $1.0 million decrease in professional fees and consulting expenses, $0.5 million decrease in software expenses, a $0.3 million decrease in compensation expenses reflecting our previous cost savings actions, a $0.3 million decrease in insurance, a $0.2 million decrease in stock-based compensation expense, a $0.2 million increase in sublease income, and a $0.2 million decrease in general facilities’ expenses.
Research and development:

	Three Months Ended March 31,		% Change
	2024	2023
Research and development	3,230	3,128	3%
As a percentage of revenue	7%	6%
Research and development expenses remained relatively flat year-over-year.

Depreciation and amortization:

	Three Months Ended March 31,		% Change
	2024	2023
Depreciation and amortization	5,881	5,704	3%
As a percentage of revenue	13%	10%
For the three months ended March 31, 2024, depreciation and amortization expenses increased by $0.2 million, or 3%.
Other (expense) income, net:

	Three Months Ended March 31,		% Change
	2024	2023
Other (expense) income, net	(556)	620	(190)%
As a percentage of revenue	(1)%	1%
We recorded other expense, net of $0.6 million for the three months ended March 31, 2024, compared to other income, net of $0.6 million for the three months ended March 31, 2023. The change of $1.2 million was primarily driven by a $0.9 million decrease in exchange gain (primarily unrealized) as the impact of foreign exchange rate fluctuations stabilized as compared to the year-ago period and a $0.3 million increase in other expense.
Interest expense, net:

	Three Months Ended March 31,		% Change
	2024	2023
Interest expense, net	(4,481)	(3,787)	18%
As a percentage of revenue	(10)%	(7)%
Interest expense, net increased by $0.7 million, or 18%, for the three months ended March 31, 2024.
Change in fair value of warrant liabilities:

	Three Months Ended March 31,		% Change
	2024	2023
Change in fair value of warrant liabilities	(37)	(593)	(94)%
As a percentage of revenue	—%	(1)%
For the three months ended March 31, 2024, we recorded a loss of $nil on the change in fair value of warrant liabilities.
Change in fair value of derivative liability:

	Three Months Ended March 31,		% Change
	2024	2023
Change in fair value of derivative liability	—	(1,005)	(100)%
As a percentage of revenue	—%	(2)%

We recorded a loss of $1.0 million on the change in fair value of derivative liability for the three months ended March 31, 2023, with no comparable loss in the current three month period.
Income tax provision:

	Three Months Ended March 31,		% Change
	2024	2023
Income tax provision	682	147	364%
As a percentage of revenue	2%	—%

For the three months ended March 31, 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to (i) limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and (ii) permanent adjustments and state taxes related to the Disposition.

For the three months ended March 31, 2023, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

Net loss from discontinued operations, net of tax:

For the three months ended March 31, 2024, net loss from discontinued operations, net of tax increased by $2.3 million, or 34%. The increase was primarily due to a $4.9 million loss on partial debt extinguishment, partially offset by a $2.2 million improvement in loss from discontinued operations and a $0.9 million final gain on remeasurement of classification to held for sale. The results for the three months ended March 31, 2024 includes activity only from January 1, 2024 through the date of Disposition (i.e., February 21, 2024).
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and the our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss from continuing operations, excluding the impact of net loss attributable to noncontrolling interests, income tax provision, interest expense, net, other expense (income), net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Adjusted EBITDA should not be considered a substitute for loss from continuing operations, net loss, or net loss attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.

Reconciliation from Net loss from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss from continuing operations	$(26,569)	$(29,392)
Income tax provision	682	147
Interest expense, net	4,481	3,787
Other expense (income), net	556	(620)
Depreciation and amortization	5,881	5,704
Stock-based compensation	752	687
Change in fair value of warrant liabilities	37	593
Change in fair value of derivative liability	—	1,005
Restructuring(1)	2,916	—
Adjusted EBITDA	$(11,264)	$(18,089)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activity during the three months ended March 31, 2024. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from continuing operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), the significance of the following adverse conditions were evaluated in accordance with U.S. GAAP. The presence of the following risks and uncertainties associated with our financial condition may adversely affect our ability to sustain our operations over the next 12 months beyond the issuance date.
Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and our iconic brands. During the three months ended March 31, 2024, the Company incurred a net loss of $35.8 million (and a net loss of $26.6 million from continuing operations) and used net cash flows from its operations of $13.3 million (and net cash used in operating activities from continuing operations was $5.3 million). Additionally, as of March 31, 2024, the Company had unrestricted cash and cash equivalents of $44.5 million to fund its operations and an accumulated deficit of $647.5 million.
As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024. As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. In the event some or all of the holders of the Notes exercise their call rights, we currently do not have sufficient cash on hand or projected cash flows to fund the potential call. Our failure to comply with the provisions of the indenture governing the Notes, including our failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. In addition, on February 28, 2024, we amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes
As described in Note 14 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, our Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period during 2023. As a result, we received a letter from Nasdaq on May 31, 2023 notifying us that, for the previous 30 consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market (the “Bid Price Requirement”) and that we had until November 28, 2023 in order to regain compliance. After receiving an extension from Nasdaq on November 28, 2023, we now have until May 28, 2024 in order to regain compliance with Nasdaq’s Bid Price Requirement. While, as described in Note 2 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we effected a reverse stock split of the Class A common stock at a ratio of a ratio of one-for-four (1-for-4), effective as of 12:01 a.m., Eastern Time, on May 6, 2024, and the closing bid price for the our Class A common stock has exceeded $1.00 per share since that date, we have not yet regained compliance with the Bid Price Requirement, as there has not been 10 business days since the effective date of the Reverse Stock Split. Further, as also described in Note 14 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, following our 2024 annual meeting of stockholders, we are not in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the audit committees of listed companies have a minimum of three members that satisfy certain criteria for service on the committee (the “Nasdaq Audit Committee Requirement”). We have until the earlier of our 2025 annual meeting of stockholders and April 25, 2025 to regain compliance. If we are not in compliance with the Nasdaq Audit Committee Requirement by that date, then our Class A common stock will be subject to delisting. If we are not able to regain compliance with either the Bid Price Requirement or the Nasdaq Audit Committee Requirement, and, as such, our Class A common stock is delisted from Nasdaq, we will be faced with a number of significant material adverse consequences, including: limited availability of market quotations for our Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Notes; limited liquidity for our stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with us. In particular, under the indenture governing the Notes, the failure of our Class A common stock to remain listed would constitute a “fundamental change” which would require us to offer to repurchase the remaining outstanding Notes, for cash, at a price equal to 101% of the principal amount plus accrued and unpaid interest. As of the issuance date, we do not have available liquidity to repurchase the Notes upon a fundamental change. Our failure to repurchase the Notes as required by the indenture would constitute an event of default under the indenture.
To address our capital needs, we may explore options to restructure our outstanding debt, and we are working with advisors to optimize our condensed consolidated balance sheet. However, we can provide no assurance that we will generate sufficient cash inflows from operations, or that we will be successful in obtaining such new financing, or in optimizing our condensed consolidated balance sheet in a manner necessary to fund our obligations as they become due over the next 12 months beyond the issuance date. Additionally, we may implement incremental cost savings actions and pursue additional sources of outside capital to supplement our funding obligations as they become due, which may include additional offerings of our Class A common stock under the at-the-market offering (refer to Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details). As of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. We can provide no assurance we will successfully generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through our at-the-market-offering) or implement incremental cost savings.
Moreover, on an ongoing basis, we are evaluating strategic changes to our operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to our business, financial condition and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, our available cash, liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions. As of the issuance date, we continue to work with our external advisors to optimize our condensed consolidated balance sheet and evaluate our assets.
These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at both March 31, 2024 and December 31, 2023.
On February 21, 2024, in connection with the Disposition, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million and resulted in restricted cash classification on the condensed consolidated balance sheet. The letters of credit bear interest at a rate equal to the Secured Financing Overnight Rate (SOFR) Index, plus a margin of 3.75% on the undrawn amount of letters of credit (the implied interest rate was 9% as of March 31, 2024). Refer to Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for further details on this termination.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of March 31, 2024, the Notes were convertible into approximately 2,382,007 shares of our Class A common stock.
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
Each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. In addition, a failure to comply with the provisions of the indenture governing our Notes could trigger an event of default under the indenture, which would allow the holders of the Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered or pay cash with respect to such Notes being converted.
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

We repaid approximately $30.9 million of the Notes on March 7, 2024, leaving approximately $119.1 million aggregate principal amount of Notes outstanding as of March 31, 2024. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for details.
Cash flows (used in) provided by operating, investing and financing activities from continuing operations were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash (used in) provided by operating activities from continuing operations	$(5,258)	$3,273
Cash used in investing activities from continuing operations	(3,418)	(4,201)
Cash used in financing activities	(65,828)	(1,481)
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which we may, from time to time, sell up to 3,316,503 shares of our Class A common stock. As of March 31, 2024, we sold, in the aggregate, 517,385 shares of our Class A common stock, at an average price of $2.08 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes, and we have 2,799,118 remaining shares available under the At-The-Market-Offering agreement.
Operating Activities
For the three months ended March 31, 2024, cash used in operating activities from continuing operations was $5.3 million compared to cash provided by operating activities from continuing operations of $3.3 million for the three months ended March 31, 2023. The change was primarily driven by a $2.2 million improvement in net loss, adjusted for non-cash items, a $18.8 million increase in the change in accrued compensation, a $8.5 million increase in the change in accrued expenses, other current liabilities and other liabilities, and a $2.9 million increase in the change in deferred revenue. These were partially offset by a $23.0 million decrease in the change in accounts payable, a $17.7 million decrease in the change in accounts receivable, and a $0.9 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets.
Investing Activities
For the three months ended March 31, 2024, cash used in investing activities from continuing operations was $3.4 million, which consisted of $3.3 million of capital expenditures on internal-use software and $0.1 million of other capital expenditures. For the three months ended March 31, 2024, net cash provided by investing activities from discontinued operations was $108.6 million, which represents the cash received for the sale of certain assets relating to the business of Complex Networks (i.e., the Disposition) and is non-recurring in nature.
For the three months ended March 31, 2023, cash used in investing activities from continuing operations was $4.2 million, which consisted of $4.0 million of capital expenditures on internal-use software and $0.4 million of other capital expenditures, partially offset by a $0.2 million gain on the sale of an asset.
Financing Activities
For the three months ended March 31, 2024, cash used in financing activities was $65.8 million, which consisted of a $33.8 million full repayment of the Revolving Credit Facility, a $30.9 million partial repayment on the Notes, a $0.6 million payment of deferred issuance costs, and a $0.5 million early termination payment for the Revolving Credit Facility.
For the three months ended March 31, 2023, cash used in financing activities was $1.5 million, which consisted of $1.3 million repayment on the Revolving Credit Facility and $0.2 million payment for withholding taxes on the vesting of certain restricted stock units.

Contractual Obligations
Our principal commitments consist of obligations for repayment of borrowings under the Notes obligations for office space under non-cancelable operating leases with various expiration dates through 2029. Refer to Notes 8 and 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
We consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or judgment is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, or assumptions could have a material impact on our condensed consolidated financial statements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a more complete discussion of our critical accounting policies and estimates.
Recently Adopted and Issued Accounting Pronouncements
Refer to Note 2 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies and obtain international revenue, as well as incur costs denominated in foreign currencies — primarily the British pound, Japanese yen, and Canadian dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates could negatively affect our revenue and results of operations as expressed in U.S. dollars. Fluctuations in foreign currency rates adversely affects our revenue growth in terms of the amounts that we report in U.S. dollars after converting our foreign currency results into U.S. dollars. In addition, currency variations can adversely affect margins on sales of our products and services in countries outside of the U.S. Generally our reported revenues and operating results are adversely affected when the U.S. dollar strengthens relative to other currencies. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Interest Rate Fluctuation Risk
Our exposure to interest rates relates primarily to the variable interest component on the Revolving Credit Facility (with respect to the $15.5 million letters of credit) as well as interest earned and market value on money market funds included in our cash and cash equivalents. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2024 or 2023.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both March 31, 2024 and December 31, 2023. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
In connection with the audit of our consolidated financial statements as of, and for the year ended, December 31, 2023, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting, which remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting related to: (i) a lack of formalized internal controls and segregation of duties surrounding our financial statement close process, and (ii) a lack of formalized information technology (“IT”) general controls in the area of change management and logical security controls over financial IT systems. The remediation of these deficiencies has required, and will continue to require, a significant amount of time and resources from management and other personnel.
(i) A Lack of Formalized Internal Controls and Segregation of Duties Surrounding our Financial Statement Close Process:
During 2023 and continuing into 2024, with the oversight of the audit committee of our board of directors, we began implementing remediation plans and enhanced controls within the financial statement close process, including documentation improvements for certain higher risk and material balance sheet reconciliation schedules and supporting financial calculations and analyses. However, certain business process controls were not designed, or did not operate at the appropriate level of precision, to prevent or detect a material misstatement, and conflicts with respect to segregation of duties were identified across our end-to-end financial statement close process. Our management will continue to implement remediation plans to define control procedures, enhance documentation, and enforce segregation of duties to ensure controls are adequately designed and operate sufficiently including, but not limited to: enhancing certain higher risk balance sheet reconciliation schedules, completeness and accuracy, and related review procedures; enhancing review procedures with respect to financial results and supporting financial calculations; designing processes and controls to adequately segregate job responsibilities; redesigning workflow approval routing and security permissions; and reducing reliance on manual controls.
(ii) A Lack of Formalized Information Technology General Controls in the Area of Change Management and Logical Security Controls Over Financial Information Technology Systems:
During 2023 and continuing into 2024, our management began implementing remediation plans to address certain control deficiencies around system development and change management and IT security, including formalizing the processes and controls around security administration and implementing user access reviews for certain key financial systems. However, we did not have sufficient resources with technical expertise to centralize certain IT functions and to provide adequate IT oversight over financial systems.
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
The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in 2024 and will make the changes we determine to be appropriate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
California Invasion of Privacy Act
On April 11, 2024, a lawsuit titled Chih-Yuan Chang et al. v. BuzzFeed, Inc. was filed against us in the Southern District of New York, alleging that we, by causing the Sharethrough, IQM, and Dotomi trackers to be installed on website visitors’ internet browsers, are collecting visitors’ personal identifying information without their consent, in violation of the California Invasion of Privacy Act (CIPA). Plaintiff, additionally, seeks class certification. We plan to move to dismiss the claims.
For information regarding other legal proceedings in which we are involved, refer to Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Other than as described below, our risk factors have not changed materially since December 31, 2023.
We are currently not in compliance with the Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.
On March 6, 2024, Patrick Kerins, then a member of the Company’s board of directors and its audit committee, notified the Company that he did not intend to stand for re-election as a director of the Company at its 2024 annual meeting of stockholders. The Company then promptly notified the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, as a consequence of Mr. Kerins’ failure to seek re-election, following the 2024 annual meeting, the audit committee of the Company’s board of directors would consist of two members and, as such, that the Company would no longer be in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the audit committees of listed companies have a minimum of three members that satisfy certain criteria for service on the committee (i.e., the Nasdaq Audit Committee Requirement). On April 26, 2024, as expected, the Company received a letter from the Staff notifying the Company that the Company was no longer in compliance with the Nasdaq Audit Committee Requirement.
The Company has until the earlier of its 2025 annual meeting of stockholders and April 25, 2025 (i.e., one year from the date on which the Company ceased to be compliant) to regain compliance. If the Company is not in compliance with the Nasdaq Audit Committee Requirement by that date, then the Staff will provide written notification to the Company that its Class A common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, such an appeal would be successful. The Company intends to appoint a third member to the audit committee of the Company’s board of directors prior to the expiration of the cure period in order to regain compliance with the Nasdaq Audit Committee Requirement.

A delisting of our Class A common stock from Nasdaq would materially reduce the liquidity of our Class A common stock and result in a corresponding material reduction in the price of our Class A common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our Class A stock. It could also lead to the failure of our securities to be covered by securities analysts or the reduction in our coverage by the news media, which could cause the price of our Class A common stock to decline further. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, customers, business partners and employees and fewer business development opportunities. Further, under the indenture governing the Notes, the failure of our Class A common stock to be listed on any national securities exchange or quoted on Nasdaq would constitute a fundamental change, giving the holders of the Notes the right to require us to repurchase, for cash, all or a portion of their Notes at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.
The audit committee of the Company’s board of directors consists of only two members, which may limit the committee’s ability to fulfill its oversight duties effectively.
The audit committee of the Company’s board of directors consists of only two members. In addition to the risks attendant in the Company’s failure to comply with the Nasdaq Audit Committee Requirement, having a two-person audit committee may limit the committee’s ability to fulfill its oversight duties effectively. A small audit committee may struggle to provide adequate oversight of financial reporting processes, internal controls, and risk management activities. This could lead to gaps in monitoring and potential control weaknesses. The workload for each member of a two-person audit committee can be significantly higher compared to a larger committee, which may lead to difficulties in fulfilling all necessary responsibilities and increase the risk of oversight or errors. In a two-person audit committee, succession planning and continuity become critical issues. Changes in membership, such as resignations or retirements, can have a significant impact on the committee’s effectiveness and institutional knowledge. Overall, the Company’s small audit committee could weaken the Company’s financial governance structure and increase its exposure to financial risks, potentially impacting its reputation or financial performance.
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

2.5
Asset Purchase Agreement, dated as of February 21, 2024, by and between BuzzFeed Media Enterprises, Inc. and Commerce Media Holdings, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2024).

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

3.4
Second Amendment to the Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on April 26, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024).

3.5	Restated Bylaws of BuzzFeed, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 9, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4/A filed on October 1, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1/A filed on January 6, 2021).
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

4.6
Second Supplemental Indenture, dated February 28, 2024, to the Indenture dated December 3, 2021 between BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024).

10.1
License Agreement, dated March 28, 2024, by and between BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., TheHuffingtonPost.com, Inc., and Independent Digital News and Media Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 29, 2024).

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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	May 14, 2024