Form 10-Q
period 2024-06-30
BuzzFeed, Inc.
filed 2024-08-13
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 9, 2024, there were 36,435,807 shares of the registrant’s Class A common stock outstanding, 1,358,714 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

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
•the benefits of our cost savings measures;
•our success divesting of companies, assets or brands we sell or in integrating and supporting the companies we acquire;
•technological developments including artificial intelligence;
•the impact of activist shareholder activity, including on our strategic direction;
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

•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Capital Market (“Nasdaq”); and
•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and this Quarterly Report on Form 10-Q.
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
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$45,461	$35,637
Accounts receivable (net of allowance for doubtful accounts of $1,066 as at June 30, 2024 and $1,424 as at December 31, 2023)	46,954	75,692
Prepaid expenses and other current assets	19,260	21,460
Current assets of discontinued operations	—	—
Total current assets	111,675	132,789
Property and equipment, net	8,777	11,856
Right-of-use assets	38,058	46,715
Capitalized software costs, net	22,653	22,292
Intangible assets, net	25,166	26,665
Goodwill	57,562	57,562
Prepaid expenses and other assets	8,963	9,508
Noncurrent assets of discontinued operations	—	104,089
Total assets	$272,854	$411,476

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,556	$46,378
Accrued expenses	15,209	15,515
Deferred revenue	1,021	1,895
Accrued compensation	13,605	12,970
Current lease liabilities	23,326	21,659
Current debt	101,483	124,977
Other current liabilities	4,796	4,401
Current liabilities of discontinued operations	—	—
Total current liabilities	175,996	227,795
Noncurrent lease liabilities	25,713	37,820
Debt	—	33,837
Warrant liabilities	1,075	406
Other liabilities	753	435
Noncurrent liabilities of discontinued operations	—	—
Total liabilities	203,537	300,293

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 35,879 and 35,035 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 1,359 and 1,368 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	725,386	723,092
Accumulated deficit	(654,984)	(611,768)
Accumulated other comprehensive loss	(3,227)	(2,500)
Total BuzzFeed, Inc. stockholders’ equity	67,179	108,828
Noncontrolling interests	2,138	2,355
Total stockholders’ equity	69,317	111,183
Total liabilities and stockholders’ equity	$272,854	$411,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$46,932	$62,128	$91,687	$117,036
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	25,001	38,967	56,064	76,204
Sales and marketing	4,509	10,139	13,654	22,047
General and administrative	14,052	20,765	30,301	42,175
Research and development	2,721	3,351	5,951	6,479
Depreciation and amortization	4,863	5,328	10,744	11,030
Total costs and expenses	51,146	78,550	116,714	157,935
Loss from continuing operations	(4,214)	(16,422)	(25,027)	(40,899)
Other income (expense), net	2,168	(3,675)	1,612	(3,055)
Interest expense, net	(3,981)	(3,942)	(8,462)	(7,729)
Change in fair value of warrant liabilities	(632)	395	(669)	(198)
Change in fair value of derivative liability	—	1,125	—	120
Loss from continuing operations before income taxes	(6,659)	(22,519)	(32,546)	(51,761)
Income tax (benefit) provision	(176)	(37)	506	110
Net loss from continuing operations	(6,483)	(22,482)	(33,052)	(51,871)
Net loss from discontinued operations, net of tax	(877)	(5,354)	(10,089)	(12,226)
Net loss	(7,360)	(27,836)	(43,141)	(64,097)
Less: net income (loss) attributable to noncontrolling interests	127	—	74	(260)
Net loss attributable to BuzzFeed, Inc.	$(7,487)	$(27,836)	$(43,215)	$(63,837)
Net loss from continuing operations attributable to holders of Class A and Class B common stock:
Basic and diluted	$(6,610)	$(22,482)	$(33,126)	$(51,611)
Net loss from continuing operations per Class A and Class B common share:
Basic and diluted	$(0.18)	$(0.63)	$(0.90)	$(1.46)
Weighted average common shares outstanding:
Basic and diluted	37,007	35,487	36,792	35,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(7,360)	$(27,836)	$(43,141)	$(64,097)
Other comprehensive loss
Foreign currency translation adjustment	(681)	57	(1,018)	(702)
Other comprehensive (loss) income	(681)	57	(1,018)	(702)
Comprehensive loss	(8,041)	(27,779)	(44,159)	(64,799)
Comprehensive income (loss) attributable to noncontrolling interests	127	—	74	(260)
Foreign currency translation adjustment attributable to noncontrolling interests	(131)	(242)	(291)	(300)
Comprehensive loss attributable to BuzzFeed, Inc.	$(8,037)	$(27,537)	$(43,942)	$(64,239)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Six Months Ended June 30, 2024
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	35,035	$3	1,368	$1	—	$—	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net loss	—	—	—	—	—	—	—	(35,729)	—	(35,729)	(53)	(35,782)
Stock-based compensation	—	—	—	—	—	—	776	—	—	776	—	776
Issuance of common stock in connection with share-based plans	45	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(177)	(177)	(160)	(337)
Balance at March 31, 2024	35,079	$3	1,368	$1	—	$—	$723,868	$(647,497)	$(2,677)	$73,698	$2,142	$75,840
Net (loss) income	—	—	—	—	—	—	—	(7,487)	—	(7,487)	127	(7,360)
Stock-based compensation	—	—	—	—	—	—	1,747	—	—	1,747	—	1,747
Issuance of common stock in connection with share-based plans	883	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(92)	—	—	—	—	—	(229)	—	—	(229)	—	(229)
Other comprehensive loss	—	—	—	—	—	—	—	—	(550)	(550)	(131)	(681)
Conversion of Class B common stock to Class A common stock	9	—	(9)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	35,879	$3	1,359	$1	—	$—	$725,386	$(654,984)	$(3,227)	$67,179	$2,138	$69,317

	For the Three and Six Months Ended June 30, 2023
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	31,597	$3	1,670	$1	1,620	$—	$716,244	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(36,001)	—	(36,001)	(260)	(36,261)
Stock-based compensation	—	—	—	—	—	—	1,122	—	—	1,122	—	1,122
Issuance of common stock in connection with share-based plans	128	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(30)	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Other comprehensive loss	—	—	—	—	—	—	—	—	(701)	(701)	(58)	(759)
Conversion of Class C common stock to Class A common stock	1,620	$—	—	$—	(1,620)	—	—	—	—	—	—	—
Balance at March 31, 2023	33,315	$3	1,670	$1	—	$—	$717,202	$(559,190)	$(2,669)	$155,347	$3,019	$158,366
Net loss	—	—	—	—	—	—	—	(27,836)	—	(27,836)	—	(27,836)
Stock-based compensation	—	—	—	—	—	—	2,257	—	—	2,257	—	2,257
Issuance of common stock upon exercise of stock options	423	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(13)	—	—	—	—	—	(27)	—	—	(27)	—	(27)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	299	299	(242)	57
Issuance of common stock in connection with at-the-market offering, net of issuance costs	429	—	—	—	—	—	810	—	—	810	—	810
Balance at June 30, 2023	34,154	$3	1,670	$1	—	$—	$720,242	$(587,026)	$(2,370)	$130,850	$2,777	$133,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net (loss)	$(43,141)	$(64,097)
Less: net (loss) from discontinued operations, net of tax	10,089	12,226
Net loss from continuing operations	(33,052)	(51,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,744	11,030
Unrealized gain on foreign currency	(482)	(809)
Stock based compensation	2,499	2,816
Change in fair value of warrants	669	198
Change in fair value of derivative liability	—	(120)
Amortization of debt discount and deferred issuance costs	2,606	2,307
Deferred income tax	(409)	341
Provision for doubtful accounts	(358)	(259)
Loss (gain) on investment	—	3,590
Gain on disposition of assets	(350)	(175)
Non-cash lease expense	8,638	10,173
Changes in operating assets and liabilities:
Accounts receivable	30,330	45,871
Prepaid expenses and other current assets and prepaid expenses and other assets	1,584	1,653
Accounts payable	(29,083)	9,889
Accrued compensation	696	(11,102)
Accrued expenses, other current liabilities and other liabilities	473	(11,302)
Lease liabilities	(10,418)	(11,822)
Deferred revenue	(873)	(2,488)
Cash used in operating activities from continuing operations	(16,786)	(2,080)
Cash used in operating activities from discontinued operations	(8,917)	(5,650)
Cash used in operating activities	(25,703)	(7,730)

Investing activities:
Capital expenditures	(208)	(471)
Capitalization of internal-use software	(6,415)	(7,676)
Proceeds from sale of asset	350	175
Cash used in investing activities from continuing operations	(6,273)	(7,972)
Cash provided by investing activities from discontinued operations	108,575	—
Cash provided by (used in) investing activities	102,302	(7,972)

Financing activities:
Proceeds from exercise of stock options	1	29
Payment for shares withheld for employee taxes	(230)	(220)
Borrowings on Revolving Credit Facility	—	2,128
Payments on Revolving Credit Facility	(33,837)	(1,317)
Payment on Convertible Notes	(31,233)	—
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	—	765
Payment of early termination fee for Revolving Credit Facility	(500)	—
Payment of deferred issuance costs	(597)	—
Cash (used in) provided by financing activities	(66,396)	1,385
Effect of currency translation on cash and cash equivalents	(379)	(162)
Net increase (decrease) in cash and cash equivalents	9,824	(14,479)
Cash and cash equivalents at beginning of period	35,637	55,774
Cash and cash equivalents at end of period	$45,461	$41,295
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
Additionally, pursuant to subscription agreements entered into in connection with the consummation of the Business Combination, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. As a result of the sale of certain assets relating to the business of Complex Networks, as discussed within Note 19 herein (the “Disposition”), the Company repaid approximately $30.9 million of the Notes on March 7, 2024. The Company also repaid approximately $0.3 million of the Notes on June 21, 2024, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of June 30, 2024. Refer to Note 19 herein for additional details.
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
Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and its iconic brands. During the six months ended June 30, 2024, the Company incurred a net loss of $43.1 million (and a net loss of $33.1 million from continuing operations) and used net cash flows from its operations of $25.7 million (and net cash used in operating activities from continuing operations was $16.8 million). Additionally, as of June 30, 2024, the Company had unrestricted cash and cash equivalents of $45.5 million to fund its operations and an accumulated deficit of $655.0 million.
As described in Note 8 herein, the Company repaid approximately $30.9 million and $0.3 million of the Notes on March 7, 2024 and June 21, 2024, respectively, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of June 30, 2024. As described in Note 8 herein, each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, the Company will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. In the event some or all of the holders of the Notes exercise their call rights, the Company currently does not have sufficient cash on hand or projected cash flows to fund the potential call. The Company’s failure to comply with the provisions of the indenture governing the Notes, including the Company’s failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require the Company to repay the Notes prior to their maturity. In addition, on

February 28, 2024, the Company amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes.
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
2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the accompanying condensed consolidated financial statements and these related notes should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2023, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Reverse Stock Split
The Company held its 2024 annual meeting of stockholders on April 25, 2024 (the “2024 Annual Meeting”), and, at the 2024 Annual Meeting, the Company’s stockholders approved the grant of discretionary authority to the Company’s board of directors to (1) amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to combine outstanding shares of each of the Company’s Class A common stock and the Company’s Class B common stock into a lesser number of outstanding shares of Class A common stock and Class B common stock, as the case may be, at a specific ratio within a range of one-for-two (1-for-2) to a maximum of a one-for-twenty five (1-for-25), with the exact ratio to be determined by the Company’s board of directors in its sole discretion; and (2) effect such reverse stock split, if at all, within one year of the date the proposal was approved by the Company’s stockholders (i.e., by April 25, 2025).
The Company’s board of directors subsequently approved effecting a reverse stock split, effective as of May 6, 2024, and fixed a ratio for the reverse stock split at one-for-four (1-for-4). On April 26, 2024, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment effected a reverse stock split of the Class A common stock and Class B common stock at a ratio of one-for-four (1-for-4) (the “Reverse Stock Split”), effective as of 12:01 a.m., Eastern Time, on May 6, 2024. The Class A common stock began trading on a split-adjusted basis on Nasdaq on May 6, 2024, under the existing symbol “BZFD,” but the security has a new CUSIP number of 12430A300. The Public Warrants (as defined in Note 4 herein) continued to be traded under the symbol “BZFDW” and the CUSIP identifier for Public Warrants remain unchanged.
As a result of the Reverse Stock Split, every four shares of the Company’s Class A common stock and the Company’s Class B common stock issued and outstanding immediately prior to the Reverse Stock Split were converted into one share of Class A common stock and Class B common stock, as the case may be, after the Reverse Stock Split. The Reverse Stock Split applied uniformly to all holders of Class A common stock and Class B common stock, and did not alter any stockholder’s percentage interest in the Company, except to the extent that the Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split, as all fractional shares were rounded up to the nearest whole share. Pursuant to the terms of the agreement governing the Public and Private Warrants, fractional shares of Class A common stock will not be issued upon exercise of a warrant, and if a holder of a warrant would be entitled to receive, upon the exercise thereof, a fractional interest in a share of Class A common stock, the Company will round down to the nearest whole number the number of shares of Class A Common Stock to be issued to such holder.
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
The Company concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification for held for sale as of December 31, 2023. Additionally, the Company determined the disposal (i.e., the Disposition), which took place on February 21, 2024, represented a strategic shift that had a major effect on our operations and financial results. As such, the results of Complex Networks, excluding First We Feast, are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of Complex Networks have been reflected as assets of discontinued operations in the condensed consolidated balance sheet for the year ended December 31, 2023. Refer to Note 19 herein for additional details.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported results of operations during the reporting period. Due to the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
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
The Company classifies all cash the use of which is limited by contractual provisions as restricted cash. In the first quarter of 2024, the Company cash collateralized the $15.5 million letters of credit then-outstanding under the Revolving Credit Facility (as defined in Note 8 herein) in the amount of $17.1 million. As such, the $17.1 million was classified as restricted cash within the condensed consolidated balance sheet as of March 31, 2024. However, during the second quarter of 2024, the Company terminated the letters of credit outstanding under the Revolving Credit Facility and therefore the aforementioned $17.1 million is no longer classified as restricted cash as of June 30, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advertising	$23,814	$29,412	$45,237	$56,805
Content	11,369	21,739	24,476	37,990
Commerce and other	11,749	10,977	21,974	22,241
Total	$46,932	$62,128	$91,687	$117,036
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$44,206	$57,685	$85,239	$108,250
International	2,726	4,443	6,448	8,786
Total	$46,932	$62,128	$91,687	$117,036
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
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $6.2 million and $8.3 million as of June 30, 2024 and December 31, 2023, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $1.0 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively.
The amount of revenue recognized during the six months ended June 30, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $1.8 million.
Transaction Price Allocated to Remaining Performance Obligations
The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $3.0 million as of June 30, 2024 and is generally expected to be recognized over the next one to three years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts; (ii) variable consideration in the form of sales-based royalties; or (iii) variable consideration allocated entirely to wholly unperformed performance obligations.

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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,339	$—	$—	$16,339
Total	$16,339	$—	$—	$16,339
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	1,067	—	—	1,067
Private Warrants	—	8	—	8
Total	$1,067	$8	$—	$1,075

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,306	$—	$—	$25,306
Total	$25,306	$—	$—	$25,306
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	402	—	—	402
Private Warrants	—	4	—	4
Total	$402	$4	$—	$406
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of June 30, 2024 and December 31, 2023 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively), which are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.11 and $0.04 as of June 30, 2024 and December 31, 2023, respectively.

Historically, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 29, 2023, and (ii) each holder of a Note will have the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (see Note 8 herein for additional details). The fair value of the embedded derivative continues to be immaterial as of June 30, 2024.
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2024.
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
As of June 30, 2024 and December 31, 2023, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both June 30, 2024 and December 31, 2023.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Leasehold improvements	$47,859	$49,007
Furniture and fixtures	3,414	3,910
Computer equipment	2,683	3,057
Video equipment	404	439
Total	54,360	56,413
Less: Accumulated depreciation	(45,583)	(44,557)
Net Carrying Value	$8,777	$11,856
Depreciation totaled $1.6 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively, included in depreciation and amortization expense.

6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	June 30, 2024	December 31, 2023
Website and internal-use software	$87,062	$82,138
Less: Accumulated amortization	(64,409)	(59,846)
Net Carrying Value	$22,653	$22,292
The Company capitalized $3.1 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively, and $6.4 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively, included in capitalized software costs, net. The Company amortized $2.6 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, and $6.1 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively, included in depreciation and amortization expense.
7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	June 30, 2024				December 31, 2023
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	0	$5,500	$5,500	$—	0	$5,500	$5,271	$229
Trademarks and Trade Names	12	28,550	5,656	22,894	13	28,550	4,704	23,846
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	1	2,550	1,646	904	2	2,550	1,328	1,222
Total		$37,968	$12,802	$25,166		$37,968	$11,303	$26,665
With respect to intangible assets, the Company amortized $0.6 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of June 30, 2024 is as follows (in thousands):

Remainder of 2024	$1,270
2025	2,488
2026	1,903
2027	1,903
2028	1,903
Thereafter	14,331
Total	$23,798
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of June 30, 2024, the Company had $57.6 million of goodwill recorded on its condensed consolidated balance sheet. The Company concluded there were no impairment triggering events as of, and for, the three and six months ended June 30, 2024.

8. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2023 (none at June 30, 2024, as described below).
On February 21, 2024, in connection with the Disposition discussed within Note 19 herein, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding. However, during the second quarter of 2024, the Company terminated the $15.5 million in letters of credit outstanding under the Revolving Credit Facility, resulting in the full termination of the Revolving Credit Facility.
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of June 30, 2024.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of June 30, 2024, the Notes were convertible into approximately 2,375,347 shares of our Class A common stock.
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
On March 7, 2024, in connection with the Disposition, the Company repaid approximately $30.9 million of the Notes. In connection with the repayment, the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting. The Company derecognized approximately 20.6% of the unamortized debt discount and issuance costs, which resulted in an approximately $4.9 million loss on partial debt extinguishment that was attributed to the discontinued operation. Additionally, on June 21, 2024, the Company repaid approximately $0.3 million of the Notes in connection with an asset sale (refer to Note 19 herein for additional details). As of June 30, 2024, there was approximately $118.8 million aggregate principal amount of Notes outstanding.
In accounting for the Notes, the Company bifurcated a derivative liability representing the conversion option, with a fair value at issuance of $31.6 million. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. The derivative liability is remeasured at each reporting date with the resulting gain or loss recorded in change in fair value of derivative liability within the condensed consolidated statements of operations. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 29, 2023, and (ii) each holder of a Note has the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal the principal amount plus accrued and unpaid interest. The fair value of the embedded derivative continues to be immaterial as of June 30, 2024.
Interest expense on the Notes is recognized at an effective interest rate of 16% and totaled $3.9 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively, and $7.5 million and $7.4 million for the six months ended June 30, 2024 and 2023, respectively, of which amortization of the debt discount and issuance costs comprised $1.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. The effective interest rate of 16% was remeasured in connection with the aforementioned modification accounting and assumes a maturity date of December 3, 2026.
The net carrying amount of the Notes as of June 30, 2024 and December 31, 2023 was:

	June 30, 2024	December 31, 2023
Principal outstanding	$118,767	$150,000
Unamortized debt discount and issuance costs	(17,284)	(25,023)
Net carrying value	$101,483	$124,977
The fair value of the Notes was approximately $92.6 million and $112.8 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Notes was estimated using Level 3 inputs.
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
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of June 30, 2024 or December 31, 2023.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	845	$24.98	1.71	$—
Granted	7,213	2.18	—	—
Exercised	—	3.00	—	—
Forfeited	(94)	6.26	—	—
Expired	(517)	22.83	—	—
Balance as of June 30, 2024	7,447	$3.28	9.62	$4,149
Expected to vest at June 30, 2024	7,447	$3.28	9.62	$4,149
Exercisable at June 30, 2024	266	$31.22	3.17	$1
As of June 30, 2024, the total share-based compensation costs not yet recognized related to unvested stock options was $10.2 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2023	2,190	$3.74
Granted	826	1.22
Vested	(877)	3.97
Forfeited	(457)	3.57
Outstanding as of June 30, 2024	1,682	$2.44
As of June 30, 2024, there were approximately $3.1 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization	$363	$214	$576	$524
Sales and marketing	61	245	201	445
General and administrative	1,209	1,606	1,547	2,136
Research and development[1]	114	64	175	(289)
Total	$1,747	$2,129	$2,499	$2,816
________________________________
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which the Company may, from time to time, sell up to 3,316,503 shares of its Class A common stock. As of June 30, 2024, the Company had sold, in the aggregate, 517,385 shares of its Class A common stock, at an average price of $2.08 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes, and the Company had 2,799,118 remaining shares available under the At-The-Market-Offering Agreement. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering Agreement. Refer to Note 20 herein for additional details.
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
For the three and six months ended June 30, 2024 and 2023, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(6,483)	$(22,482)	$(33,052)	$(51,871)
Net loss from discontinued operations, net of tax	(877)	(5,354)	(10,089)	(12,226)
Less: net income (loss) attributable to noncontrolling interests	127	—	74	(260)
Net loss attributable to holders of Class A and Class B common stock	$(7,487)	$(27,836)	$(43,215)	$(63,837)

Amounts attributable to BuzzFeed, Inc. for net loss per common share, basic and diluted:
Net loss from continuing operations	(6,610)	(22,482)	(33,126)	(51,611)
Net loss from discontinued operations, net of tax	(877)	(5,354)	(10,089)	(12,226)
Net loss attributable to BuzzFeed, Inc.	$(7,487)	$(27,836)	$(43,215)	$(63,837)

Denominator:
Weighted average common shares outstanding, basic and diluted	37,007	35,487	36,792	35,332

Net loss per common share, basic and diluted:
Continuing operations	$(0.18)	$(0.63)	$(0.90)	$(1.46)
Discontinued operations	$(0.02)	$(0.15)	$(0.27)	$(0.35)
Net loss per common share, basic and diluted, attributable to BuzzFeed, Inc.[1]	$(0.20)	$(0.78)	$(1.17)	$(1.81)
_________________________________
(1)Net loss per share information is presented on a rounded basis using actual amounts. Minor differences in totals may exist due to rounding.
The numerator for net loss per basic and diluted common share from continuing operations excludes the impact of net income (loss) attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	7,447	929	7,447	929
Restricted stock units	1,682	3,249	1,682	3,249
Warrants	2,469	2,469	2,469	2,469
Convertible notes	2,375	3,000	2,375	3,000
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$(176)	$(37)	$506	$110
Effective tax rate	2.6%	0.2%	(1.6)%	(0.2)%

For the three and six months ended June 30, 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis and the discrete impact of finalization of Canadian tax return filings.
For the three and six months ended June 30, 2023, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
12. Restructuring Costs
In February 2024, the Company announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition, as discussed within Note 19 herein). In doing so, the Company reduced the size of its centralized operations to enable its individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position the Company to be more agile, sustainable, and profitable. The Company incurred approximately $2.9 million of restructuring costs for the six months ended June 30, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
In April 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the then-current workforce. The reduction in workforce plan was part of a broader strategic reprioritization across the Company in order to improve upon profitability and cash flow. The Company incurred approximately $6.8 million of restructuring costs for the three months ended June 30, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
13. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2029. The Company accounts for leases under Accounting Standards Update 2016-02, Leases (Topic 842) (“ASC 842”) by recording right-of-use assets and liabilities. The right-of-use asset represents the Company’s right to use underlying assets for the lease term and the lease liability represents the Company’s obligation to make lease payments under the lease. The Company determines if an arrangement is, or contains, a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term, and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-

cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain renewal provisions and other provisions which require the Company to pay taxes, insurance, or maintenance costs.
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
The following illustrates the lease costs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$6,117	$7,615	$12,294	$15,062
Sublease income	(4,409)	(3,894)	(8,522)	(7,852)
Total lease cost	$1,708	$3,721	$3,772	$7,210
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	June 30, 2024	December 31, 2023
Assets
Right-of-use assets	$38,058	$46,715

Liabilities
Current lease liabilities	23,326	21,659
Noncurrent lease liabilities	25,713	37,820
Total lease liabilities	$49,039	$59,479
Other information related to leases was as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	14,073	16,905

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.2	2.7
Weighted average discount rate	13.9%	13.9%
Maturities of lease liabilities as of June 30, 2024 were as follows:

Year	Operating Leases
Remainder of 2024	$14,165
2025	25,635
2026	13,063
2027	2,725
2028	823
Thereafter	540
Total lease payments	56,951
Less: imputed interest	(7,912)
Total	$49,039
Sublease receipts to be received in the future under noncancelable subleases as of June 30, 2024 were as follows:

Year	Amount
Remainder of 2024	$8,818
2025	16,587
2026	4,886
2027	178
Thereafter	—
Total	$30,469
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
The Company settled or resolved certain legal matters during the three months ended June 30, 2024 and 2023 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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
On August 4, 2023, the Company received 8,927 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. The Company provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida.
On August 15, 2023, the Company received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. The Company settled these claims on January 16, 2024 and the settlement has since been paid.
On October 31, 2023, the Company received 590 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. The Company provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida.
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
On November 20, 2023, the Court of Chancery heard oral arguments on the Company’s motion for summary judgment and the Claimants’ cross-motion to dismiss the Company’s complaint. On May 15, 2024, the Delaware Chancery Court ruled that the AAA was to determine whether the matter was arbitrable for those claimants who had produced employment agreements containing arbitration clauses. On June 13, 2024, the Company wrote to the AAA requesting that it continue to stay the arbitrations because there remained six claimants who had not established that they had employment agreements containing arbitration clauses and, therefore, the Delaware Chancery Court retained jurisdiction to adjudicate those six claims. Claimants opposed and, on June 18, 2024, the AAA indicated that it planned to move the arbitration forward with respect to the 85 claimants whose claims had been resolved by the Delaware Chancery Court, notwithstanding that six claimants still remained before that court. The matter is ongoing.
California Invasion of Privacy Act
On April 11, 2024, a lawsuit titled Chih-Yuan Chang et al. v. BuzzFeed, Inc. was filed against the Company in the Southern District of New York, alleging that the Company, by causing the Sharethrough, IQM, and Dotomi trackers to be installed on website visitors’ internet browsers, is collecting visitors’ personal identifying information without their consent, in violation of the California Invasion of Privacy Act (CIPA). Plaintiff, additionally, seeks class certification. This matter was provisionally settled on July 9, 2024.
Nasdaq Listing Compliance
Minimum Bid Requirement
On May 31, 2023, as expected, the Company received a letter from Nasdaq’s Listing Qualifications Department (the “Nasdaq Staff”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In connection with the Company’s application to obtain additional time to regain compliance, as of the opening of business November 30, 2023, the Company’s Class A common stock and warrants were transferred to The Nasdaq Capital Market, which operates in substantially the same manner as The Nasdaq Global Market, where they continue to trade under the symbols “BZFD” and “BZFDW,” respectively. As disclosed in Note 2 herein, to increase the bid price of our Class A common stock, the Company effected the Reverse Stock Split on May 6, 2024. As of May 17, 2024, the closing bid price of the Company’s Class A common stock had been over $1.00 per share for a minimum of 10 consecutive business days. On May 20, 2024, the Nasdaq Staff confirmed that the Company had regained compliance with the Bid Price Requirement.
Audit Committee Requirement
Patrick Kerins, who was a member of the Company’s board of directors and its audit committee immediately prior to the 2024 Annual Meeting, did not stand for re-election as a director of the Company at that meeting. On April 26, 2024, as expected, the Company received a letter from the Nasdaq Staff notifying the Company that it was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the audit committees of listed companies have a minimum of three members that satisfy certain criteria for service on the committee (the “Nasdaq Audit Committee Requirement”). The Nasdaq Staff also notified the Company that it had until the earlier of its 2025 annual meeting of stockholders and April 25, 2025 (i.e., one year from the date on which the Company ceased to be compliant) to regain compliance. On June 11, 2024, Gregory Coleman, already a member of the Company’s board of directors, was appointed to the audit committee of the board. Following the Company’s notice to the Nasdaq Staff of Mr. Coleman’s appointment to the audit committee, the Nasdaq Staff determined that the Company had regained compliance with the Nasdaq Audit Committee Requirement.
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
16. Related Party Transactions
The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”), previously a holder of 5% or more of our Class A common stock, of $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. The Company recognized expenses under contractual obligations from NBCU of $nil and $nil for the three months ended June 30, 2024 and 2023, respectively, and $nil and $nil for the six months ended June 30, 2024 and 2023, respectively. The Company had outstanding receivable balances of $0.1 million and $0.2 million from NBCU as of June 30, 2024 and December 31, 2023, respectively. The Company had an outstanding payable balance of $0.2 million to NBCU as of December 31, 2023 (none as of June 30, 2024). During the second quarter of 2024, NBCU ceased to be a holder of 5% or more of our Class A common stock.
Verizon Ventures LLC (“Verizon”), collectively with its affiliates, is a holder of 5% or more of the Company’s Class A common stock. Verizon is the landlord for the Company’s corporate headquarters, and the Company transacts with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $0.5 million and $nil for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company recognized expenses under contractual obligations from Verizon of $1.5 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $3.0 million and $3.0 million six months ended June 30, 2024 and 2023, respectively. The Company had no outstanding receivables or payables from or to Verizon as of June 30, 2024 or December 31, 2023.
17. Supplemental Disclosures
Film Costs
Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	June 30, 2024	December 31, 2023
Individual Monetization:
Feature films	$1,707	$1,707
Total	$1,707	$1,707
The Company had no material amortization of film costs for the three and six months ended June 30, 2024 or 2023.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $0.7 million as of December 31, 2023 (no material change as of June 30, 2024). The Company had receivables related to our production tax credits of $2.9 million and $3.5 million as of June 30, 2024 and December 31, 2023, respectively, included in prepaid and other current assets in our condensed consolidated balance sheet.
Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
	2024	2023
Cash paid for income taxes, net	$865	$984
Cash paid for interest	6,682	8,753
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	19	123
Accrued deferred offering costs	—	425
18. Other Income (Expense), net
Other income (expense), net consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Exchange gain (loss)	$169	$147	(12)	910
Gain (loss) on investment	—	(3,590)	—	(3,590)
Other expense	(36)	(234)	(663)	(587)
Other income	785	2	1,037	212
Gain on disposition of assets	1,250	—	1,250	—
Total	$2,168	$(3,675)	$1,612	$(3,055)
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
In connection with the Disposition, the Company was required to repay (i) approximately $30.9 million to holders of the Notes and (ii) approximately $33.8 million outstanding under the Revolving Credit Facility, plus accrued and unpaid interest of $0.7 million (such amounts were repaid shortly after the Disposition). The Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Disposition on February 21, 2024. Additionally, as described in Note 9 herein, on February 28, 2024, the indenture governing the Notes was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
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
Details of net loss from discontinued operations, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$15,773	$2,115	$28,018
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	—	11,540	3,500	21,647
Sales and marketing	—	3,996	1,046	7,389
General and administrative	—	592	225	1,183
Research and development	—	609	344	1,300
Depreciation and amortization	—	2,702	—	5,405
Total costs and expenses	—	19,439	5,115	36,924
Loss from discontinued operations	—	(3,666)	(3,000)	(8,906)
Loss on partial debt extinguishment	—	—	(4,919)	—
Gain on remeasurement of classification to held for sale	—	—	854	—
Other (expense) income, net	—	—	(292)	—
Interest expense, net	—	(1,688)	(1,230)	(3,320)
Loss from discontinued operations before income taxes	—	(5,354)	(8,587)	(12,226)
Income tax provision	877	—	1,502	—
Net loss from discontinued operations, net of tax	$(877)	$(5,354)	$(10,089)	$(12,226)
The results for the three and six months ended June 30, 2024 includes activity only from January 1, 2024 through the date of Disposition (i.e., February 21, 2024), except for the income tax adjustments described below. Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the three and six months ended June 30, 2024, there was tax expense in discontinued operations as a result of non-deductible permanent differences and state taxes related to the Disposition, offset with release in valuation allowance and excess tax benefits related to foreign derived intangible income (i.e., FDII). For the three and six months ended June 30, 2024, there was an increase in the income tax provision related to discontinued operations due to the remeasurement of state taxes based on the impact of law changes enacted during the quarter, which restrict utilization of certain state net operating loss carryforwards.
For the three and six months ended June 30, 2023, there was no income tax provision / (benefit) in discontinued operations, as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
As part of the Disposition, the Company was required to repay approximately $33.8 million outstanding under the Revolving Credit Facility and $30.9 million of the $150.0 million then-outstanding under the Notes (i.e., approximately 20.6% of the aggregate principal then-outstanding was repaid). The Company derecognized approximately 20.6% of the unamortized debt discount costs, which resulted in an approximately $4.9 million loss on partial debt extinguishment that was attributed to the discontinued operation. All historical interest expense associated with the Revolving Credit Facility and 20.6% of the historical interest expense associated with the Notes were allocated to the discontinued operation.
Details of the assets of discontinued operations were as follows:

December 31, 2023
Intangible assets, net	$79,481
Goodwill	34,070
Valuation allowance	(9,462)
Noncurrent assets of discontinued operations, net of valuation allowance	$104,089
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $9.5 million was recorded within loss from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2023. The Company completed the Disposition during the six months ended June 30, 2024 and recorded a final gain on remeasurement of classification to held for sale of $0.9 million after recording final transaction and related expenses (for a total loss on disposal of approximately $8.6 million).
There were no current assets, current liabilities, or noncurrent liabilities of discontinued operations for the year ended December 31, 2023, as the disposal group consisted of intangible assets, net, and goodwill.
The Company has continuing involvement with Commerce Media through a transition services agreement, pursuant to which the Company and Commerce Media provide certain services to each other for a period of time following the Disposition (specifically, for an initial term of 180 days from February 21, 2024, with two additional consecutive terms of 90 days each, at Commerce Media’s discretion). For the three and six months ended June 30, 2024, the Company collected a total of $1.0 million related to the transition services agreement.
Additionally, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time fee of approximately $2.8 million for the use of certain office space in our corporate headquarters from February 21, 2024 until June 30, 2025 (or such earlier date that the underlying sublease or master lease either expires or is terminated).
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities have granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who support the BuzzFeed, Tasty and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of June 30, 2024), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.4 million of which was paid as of June 30, 2024). As disclosed in Note 8 herein, the Company is required to repay 95% of the net proceeds for any asset sales to the holders of the Notes. As such, approximately $0.3 million was repaid on June 21, 2024, and the remainder will be repaid in-line with the aforementioned installment schedule). BringMe did not have a material impact on the Company’s net loss for any period presented herein.
20. Subsequent Events
On July 3, 2024, the Company increased the maximum aggregate offering price of the shares of the Company’s Class A common stock issuable under the At-The-Market-Offering Agreement with Craig-Hallum Capital Group LLC to $150.0 million and filed a prospectus supplement with respect to such increase.

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

Additionally, pursuant to subscription agreements entered into in connection with the consummation of the Business Combination, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. On March 7, 2024, we repaid approximately $30.9 million to holders of the Notes. Additionally, we repaid approximately $0.3 million to the holders of the Notes on June 21, 2024, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of June 30, 2024. Refer to Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Restructuring
In February 2024, we announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition). In doing so, we reduced the size of our centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position us to be more agile, sustainable, and profitable. We incurred approximately $2.9 million of restructuring costs for the six months ended June 30, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
In April 2023, we announced plans to reduce expenses by implementing an approximately 15% reduction in the then-current workforce. The reduction in workforce plan was part of a broader strategic reprioritization across the Company in order to improve upon profitability and cash flow. We incurred approximately $6.8 million of restructuring costs for the three months ended June 30, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
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

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP
Total revenue	$46,932	$62,128	$91,687	$117,036
Loss from continuing operations	(4,214)	(16,422)	(25,027)	(40,899)
Net loss from continuing operations	(6,483)	(22,482)	(33,052)	(51,871)
Non-GAAP
Adjusted EBITDA(1)	$2,659	$(2,204)	$(8,605)	$(20,292)
Non-Financial
Time Spent(2)	70,981	74,948	138,305	155,366
—% on owned and operated properties	90%	86%	90%	86%
—% on third-party platforms	10%	14%	10%	14%
_________________________________
(1)See “Reconciliation from Net loss from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News in the U.S., and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three and six months ended June 30, 2024, Time Spent decreased by 5% and 11%, respectively, consistent with broader industry trends, amongst our competitive set, according to Comscore. Time Spent presented above excludes time spent on Complex Networks, as Complex Networks is presented as a discontinued operation herein (refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details). Time Spent on Complex Networks, as reported by Comscore, was approximately 10.0 million hours through the date of Disposition, February 21, 2024, and 21.2 million and 50.0 million hours for the three and six months ended June 30, 2023, respectively. Time Spent on Complex Networks, as reported by Comscore, historically included Time Spent on First We Feast, as First We Feast was historically under the Complex Networks’ measurement portfolio of Comscore. At this time, Time Spent on First We Feast cannot be reasonably bifurcated from Time Spent on Complex Networks. As such, in order to have a more comparable measure of Time Spent, we have excluded Time Spent on First We Feast from our measure of Time Spent presented above, and we will exclude Time Spent on First We Feast in the future.
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
The following table sets forth certain operating metrics for our branded content revenue for the three months ended June 30, 2024 and 2023 (on a trailing 12-month basis):

	June 30,
	2024	2023
Net branded content advertiser revenue retention(1)	54%	62%
Branded content advertisers(2)	>45	>60
Net average branded content advertiser revenue(3)	$0.9	$0.9
_________________________________
(1)Net branded content advertiser revenue retention is calculated by dividing the branded content revenue for the trailing 12 months from the close of the applicable reporting period, from advertisers who were also advertisers at the close of the same period in the prior year (the “base period”), by the branded content revenue for the trailing 12 months from the close of the base period. This analysis only considers branded content advertisers who spent greater than $250,000 (actual dollars) in the trailing 12 months from the close of the base period, and is pro forma for acquisitions and dispositions. This metric also excludes revenues derived from joint ventures and from deals not included in the branded content definition below. In both periods presented, this represents the significant majority of branded content advertiser revenue.
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
Cost of revenue, excluding depreciation and amortization: Consists primarily of compensation-related expenses and costs incurred for the creation of editorial, promotional, and news content across all platforms, as well as amounts due to third-party websites and platforms to fulfill customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of revenue, excluding depreciation and amortization.
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
Other income (expense), net: Consists of foreign exchange gains and losses, gains and losses on investments, gains and losses on dispositions of subsidiaries, gains and losses on disposition of assets, income from transition service agreements, and other miscellaneous income and expenses.
Interest expense, net: Consists of interest expense incurred on our borrowings, net of interest income on interest bearing checking accounts.
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities, which is primarily based on the market price of our Public Warrants listed on The Nasdaq Capital Market under the symbol “BZFDW.” Refer to Note 4 to the condensed consolidated financial statements for additional details.
Change in fair value of derivative liability: In December 2021, we issued a $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes) that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability. During the year ended December 31, 2023, we determined the fair value of the derivative liability was immaterial; refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details. On March 7, 2024 and June 21, 2024, we repaid approximately $30.9 million and $0.3 million, respectively, to holders of the Notes, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of June 30, 2024.
Income tax (benefit) provision: Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
Comparison of results for the three and six months ended June 30, 2024 and 2023
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$46,932	$62,128	$91,687	$117,036
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	25,001	38,967	56,064	76,204
Sales and marketing	4,509	10,139	13,654	22,047
General and administrative	14,052	20,765	30,301	42,175
Research and development	2,721	3,351	5,951	6,479
Depreciation and amortization	4,863	5,328	10,744	11,030
Total costs and expenses	51,146	78,550	116,714	157,935
Loss from continuing operations	(4,214)	(16,422)	(25,027)	(40,899)
Other income (expense), net	2,168	(3,675)	1,612	(3,055)
Interest expense, net	(3,981)	(3,942)	(8,462)	(7,729)
Change in fair value of warrant liabilities	(632)	395	(669)	(198)
Change in fair value of derivative liability	—	1,125	—	120
Loss from continuing operations before income taxes	(6,659)	(22,519)	(32,546)	(51,761)
Income tax (benefit) provision	(176)	(37)	506	110
Net loss from continuing operations	(6,483)	(22,482)	(33,052)	(51,871)
Net loss from discontinued operations, net of tax	(877)	(5,354)	(10,089)	(12,226)
Net loss	(7,360)	(27,836)	(43,141)	(64,097)
Less: net income (loss) attributable to noncontrolling interests	127	—	74	(260)
Net loss attributable to BuzzFeed, Inc.	$(7,487)	$(27,836)	$(43,215)	$(63,837)

Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization	$363	$214	$576	$524
Sales and marketing	61	245	201	445
General and administrative	1,209	1,606	1,547	2,136
Research and development(1)	114	64	175	(289)
Total	$1,747	$2,129	$2,499	$2,816
_________________________________
(1)The negative stock-based compensation expense for the six months ended June 30, 2023 for research and development was due to forfeitures.
The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	53%	63%	61%	65%
Sales and marketing	10%	16%	15%	19%
General and administrative	30%	33%	33%	36%
Research and development	6%	5%	6%	6%
Depreciation and amortization	10%	9%	12%	9%
Total costs and expenses	109%	126%	127%	135%
Loss from continuing operations	(9)%	(26)%	(27)%	(35)%
Other income (expense), net	5%	(6)%	2%	(3)%
Interest expense, net	(8)%	(6)%	(9)%	(7)%
Change in fair value of warrant liabilities	(1)%	1	(1)%	—%
Change in fair value of derivative liability	—%	2	—%	—%
Loss from continuing operations before income taxes	(14)%	(36)%	(35)%	(44)%
Income tax (benefit) provision	—%	—%	1%	—%
Net loss from continuing operations	(14)%	(36)%	(36)%	(44)%
Net loss from discontinued operations, net of tax	(2)%	(9)%	(11)%	(10)%
Net loss	(16)%	(45)%	(47)%	(55)%
Net income (loss) attributable to noncontrolling interests	—%	—%	—%	—%
Net loss attributable to BuzzFeed, Inc.	(16)%	(45)%	(47)%	(55)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue
Total revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Advertising	$23,814	$29,412	(19)%	45,237	56,805	(20)%
Content	11,369	21,739	(48)%	24,476	37,990	(36)%
Commerce and other	11,749	10,977	7%	21,974	22,241	(1)%
Total revenue	$46,932	$62,128	(24)%	$91,687	$117,036	(22)%
Advertising revenue decreased by $5.6 million, or 19%, for the three months ended June 30, 2024, due to a $6.1 million decline in direct sold advertising products, partially offset by a $0.5 million increase in programmatic advertising revenue reflecting improved pricing on our owned and operated properties. For the three months ended June 30, 2024 and 2023, direct sold advertising was $7.8 million and $13.9 million, respectively, and programmatic advertising revenue was $16.0 million and $15.5 million, respectively. The decline in direct sold advertising revenue reflects broader macroeconomic headwinds and a shift in our strategy to focus more on programmatic advertising.
Advertising revenue decreased by $11.6 million, or 20%, for the six months ended June 30, 2024, due to a $10.0 million decline in direct sold advertising products and a $1.6 million decline in programmatic advertising revenue, primarily on distributed platforms. For the six months ended June 30, 2024 and 2023, direct sold advertising was $14.4 million and $24.4 million, respectively, and programmatic advertising was $30.8 million and $32.4 million, respectively.
Content revenue decreased by $10.4 million, or 48%, for the three months ended June 30, 2024, primarily driven by a decrease in the number of branded content customers due to the continued softness in direct sold content demand and the broader macroeconomic environment, and a $1.6 million decrease in revenue associated with non-recurring custom content campaigns that were delivered during the three months ended June 30, 2023, with no comparable revenue during the current three-month period. We expect content revenue to continue to decline in 2024, as compared to the prior year, as we focus on programmatic advertising and affiliate revenue products.
Content revenue decreased by $13.5 million, or 36%, for the six months ended June 30, 2024, primarily driven by a decrease in the number of branded content customers due to the continued softness in direct sold content demand and the broader macroeconomic environment, and a $3.7 million decrease in revenue associated with non-recurring custom content campaigns that were delivered during the six months ended June 30, 2023, with no comparable revenue in the current six-month period.
Commerce and other increased by $0.8 million, or 7%, for the three months ended June 30, 2024, driven by a $0.9 million increase in affiliate commission revenue, partially offset by a $0.1 million decline in other products. For the three months ended June 30, 2024 and 2023, affiliate commerce revenue was $10.4 million and $9.6 million, respectively, and other revenue, such as product licensing, was $1.3 million and $1.4 million, respectively.
Commerce and other decreased $0.3 million, or 1%, for the six months ended June 30, 2024, driven by a $0.2 million decline in affiliate commerce revenue reflecting less promotional spending and lower shopping traffic in the first quarter of 2024, and a $0.1 million decline in other products. For the six months ended June 30, 2024 and 2023, affiliate commerce revenue was $19.3 million and $19.5 million, respectively, and other revenue was $2.7 million and $2.8 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Cost of revenue, excluding depreciation and amortization	25,001	38,967	(36)%	56,064	76,204	(26)%
As a percentage of revenue	53%	63%		61%	65%

Cost of revenue, excluding depreciation and amortization decreased by $14.0 million, or 36%, for the three months ended June 30, 2024, driven by $5.0 million decrease in variable costs of revenue due to changes in the revenue mix and the decline in revenue year-over-year, a $4.3 million decrease in restructuring expenses, a $3.2 million decrease in compensation expense reflecting our previous cost savings actions, and a $1.3 million decrease in consulting expenses.
Cost of revenue, excluding depreciation and amortization decreased by $20.1 million, or 26%, for the six months ended June 30, 2024, driven by a $7.5 million decrease in variable costs of revenue due to changes in the revenue mix and the decline in revenue year-over-year, a $6.6 million decrease in compensation expense reflecting our previous cost savings actions, a $3.1 million decrease in restructuring expenses, and a $2.8 million decrease in consulting and other expenses.
Sales and marketing:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Sales and marketing	4,509	10,139	(56)%	13,654	22,047	(38)%
As a percentage of revenue	10%	16%		15%	19%
Sales and marketing expenses decreased by $5.6 million, or 56%, for the three months ended June 30, 2024, driven by a $4.1 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $1.3 million decrease in restructuring expenses.
Sales and marketing expenses decreased by $8.4 million, or 38%, for the six months ended June 30, 2024, driven by a $7.1 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $0.7 million decrease in consulting expenses.
General and administrative:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
General and administrative	14,052	20,765	(32)%	30,301	42,175	(28)%
As a percentage of revenue	30%	33%		33%	36%
General and administrative expenses decreased by $6.7 million, or 32%, for the three months ended June 30, 2024, driven by a $1.6 million decrease in rent expense, a $0.9 million decrease in compensation expenses reflecting our previous cost savings actions, a $0.7 million decrease in professional fees, a $0.7 million decrease in insurance, a $0.5 million decrease in software expenses, a $0.5 million increase in sublease income, a $0.4 million decrease in stock-based compensation expense, and a $0.4 million decrease in restructuring expenses.
General and administrative expenses decreased by $11.9 million, or 28%, for the six months ended June 30, 2024, driven by a $3.3 million decrease in rent expense, a $1.2 million decrease in professional fees, a $1.2 million decrease in compensation expenses reflecting our previous cost savings actions, a $1.0 million decrease in insurance, a $0.9 million decrease in software expenses, a $0.7 million increase in sublease income, a $0.6 million decrease in stock-based compensation expense, a $0.5 million decrease in consulting expenses, and a $0.5 million decrease in general facilities’ expenses.
Research and development:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Research and development	2,721	3,351	(19)%	5,951	6,479	(8)%
As a percentage of revenue	6%	5%		6%	6%
Research and development expenses decreased by $0.6 million, or 19%, for the three months ended June 30, 2024, driven by a $0.8 million decrease in restructuring expenses, partially offset by a $0.2 million increase in stock-based compensation and other expenses.

Research and development expenses decreased by $0.5 million, or 8%, for the six months ended June 30, 2024, driven by a $0.8 million decrease in restructuring expenses and a $0.2 million decrease in consulting expenses, partially offset by a $0.5 million increase in stock-based compensation expense.
Depreciation and amortization:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Depreciation and amortization	4,863	5,328	(9)%	10,744	11,030	(3)%
As a percentage of revenue	10%	9%		12%	9%
For the three months ended June 30, 2024, depreciation and amortization expenses decreased by $0.5 million, or 9%.
For the six months ended June 30, 2024, depreciation and amortization expenses decreased by $0.3 million, or 3%.
Other income (expense), net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Other income (expense), net	2,168	(3,675)	(159)%	1,612	(3,055)	(153)%
As a percentage of revenue	5%	(6)%		2%	(3)%
We recorded other income, net of $2.2 million for the three months ended June 30, 2024, compared to other expense, net of $3.7 million for the three months ended June 30, 2023. The change of $5.8 million was primarily driven by the comparison against a $3.6 million loss on investment recorded during the three months ended June 30, 2023 (with no comparable loss in the current-year period), a $1.3 million increase in gain on disposition of an asset, and a $0.8 million increase in other income principally reflecting transition services’ income from the purchaser of Complex Networks.
We recorded other income, net of $1.6 million for the six months ended June 30, 2024, compared to other expense, net of $3.1 million for the six months ended June 30, 2023. The change of $4.7 million was primarily driven by the comparison against a $3.6 million loss on investment recorded during the six months ended June 30, 2023 (with no comparable loss in the current-year period), a $1.3 million increase in gain on disposition of an asset, and a $0.8 million increase in other income principally reflecting transition services’ income from the purchaser of Complex Networks, partially offset by a $0.9 million decrease in exchange gain.
Interest expense, net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Interest expense, net	(3,981)	(3,942)	1%	(8,462)	(7,729)	9%
As a percentage of revenue	(8)%	(6)%		(9)%	(7)%
For the three months ended June 30, 2024, interest expense, net remained relatively flat year-over-year.
Interest expense, net increased by $0.7 million, or 9%, for the six months ended June 30, 2024.

Change in fair value of warrant liabilities:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Change in fair value of warrant liabilities	(632)	395	(260)%	(669)	(198)	238%
As a percentage of revenue	(1)%	1%		(1)%	—%
For the three and six months ended June 30, 2024, we recorded losses of $0.6 million and $0.7 million, respectively, on the change in fair value of warrant liabilities.
Change in fair value of derivative liability:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Change in fair value of derivative liability	—	1,125	(100)%	—	120	(100)%
As a percentage of revenue	—%	2%		—%	—%
We recorded gains of $1.1 million and $0.1 million on the change in fair value of derivative liability for the three and six months ended June 30, 2023, respectively, with no comparable gains in the current three and six month period.
Income tax (benefit) provision:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Income tax (benefit) provision	(176)	(37)	376%	506	110	360%
As a percentage of revenue	—%	—%		1%	—%

For the and six three months ended June 30, 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and the discrete impact of finalization of Canadian tax return filings.

For the three and six months ended June 30, 2023, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

Net loss from discontinued operations, net of tax:

For the three months ended June 30, 2024, net loss from discontinued operations, net of tax decreased by $4.5 million, or 84%, principally reflecting timing. Specifically, except for the income tax adjustments described in Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q and for the income tax adjustments that may be expected for the remainder of 2024, net loss from discontinued operations, net of tax, was final as of February 21, 2024, the date of Disposition.

For the six months ended June 30, 2024, net loss from discontinued operations, net of tax, decreased by $2.1 million, or 17.5%, reflecting a $4.9 million loss on partial debt extinguishment, partially offset by a $2.2 million improvement in loss from discontinued operations and a $0.9 million final gain on remeasurement of classification as held for sale. Apart from the income tax adjustments described in Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, the results for the six months ended June 30, 2024 includes activity only from January 1, 2024 through the date of Disposition (i.e., February 21, 2024).

Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss from continuing operations, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax (benefit) provision, interest expense, net, other (income) expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Reconciliation from Net loss from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(6,483)	$(22,482)	$(33,052)	$(51,871)
Income tax (benefit) provision	(176)	(37)	506	110
Interest expense, net	3,981	3,942	8,462	7,729
Other (income) expense, net	(2,168)	3,675	(1,612)	3,055
Depreciation and amortization	4,863	5,328	10,744	11,030
Stock-based compensation	1,747	2,129	2,499	2,816
Change in fair value of warrant liabilities	632	(395)	669	198
Change in fair value of derivative liability	—	(1,125)	—	(120)
Restructuring(1)	263	6,761	3,179	6,761
Adjusted EBITDA	$2,659	$(2,204)	$(8,605)	$(20,292)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the six months ended June 30, 2024 and 2023. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
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
Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and our iconic brands. During the six months ended June 30, 2024, the Company incurred a net loss of $43.1 million (and a net loss of $33.1 million from continuing operations) and used net cash flows from its operations of $25.7 million (and net cash used in operating activities from continuing operations was $16.8 million). Additionally, as of June 30, 2024, the Company had unrestricted cash and cash equivalents of $45.5 million to fund its operations and an accumulated deficit of $655.0 million.
As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we repaid approximately $30.9 million and $0.3 million of the Notes on March 7, 2024 and June 21, 2024, respectively, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of June 30, 2024. As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. In the event some or all of the holders of the Notes exercise their call rights, we currently do not have sufficient cash on hand or projected cash flows to fund the potential call. Our failure to comply with the provisions of the indenture governing the Notes, including our failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. In addition, on February 28, 2024, we amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes.
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
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2023 (none at June 30, 2024, as described below).
On February 21, 2024, in connection with the Disposition discussed within Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. However, during the second quarter of 2024, the Company terminated the $15.5 million in letters of credit outstanding under the Revolving Credit Facility, resulting in the full termination of the Revolving Credit Facility.
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of June 30, 2024.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of June 30, 2024, the Notes were convertible into approximately 2,375,347 shares of our Class A common stock.
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
We repaid approximately $30.9 million and $0.3 million of the Notes on March 7, 2024 and June 21, 2024, respectively, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of June 30, 2024. Refer to Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for details.
Cash flows (used in) provided by operating, investing and financing activities from continuing operations were as follows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities from continuing operations	$(16,786)	$(2,080)
Cash used in investing activities from continuing operations	(6,273)	(7,972)
Cash (used in) provided by financing activities	(66,396)	1,385
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we may, from time to time, sell up to 3,316,503 shares of our Class A common stock. As of June 30, 2024, we sold, in the aggregate, 517,385 shares of our Class A common stock, at an average price of $2.08 per share, for aggregate net proceeds of $0.9 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes, and we had 2,799,118 remaining shares available under the At-The-Market-Offering Agreement. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering Agreement. Refer to Note 20 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Operating Activities
For the six months ended June 30, 2024, cash used in operating activities from continuing operations was $16.8 million compared to cash used in operating activities from continuing operations of $2.1 million for the six months ended June 30, 2023. The change was primarily driven by a $13.3 million improvement in net loss, adjusted for non-cash items, an $11.8 million increase in the change in accrued compensation, an $11.8 million increase in the change in accrued expenses, other current liabilities and other liabilities, a $1.6 million increase in the change in deferred revenue, and a $1.4 million increase in the change in lease liabilities. These were partially offset by a $39.0 million decrease in the change in accounts payable, a $15.5 million decrease in the change in accounts receivable, and a $0.1 million decrease in the change in prepaid expenses and other current assets and prepaid expenses and other assets.
Investing Activities
For the six months ended June 30, 2024, cash used in investing activities from continuing operations was $6.3 million, which consisted of $6.4 million of capital expenditures on internal-use software and $0.2 million of other capital expenditures, partially offset by $0.4 million in proceeds from the sale of an asset. For the six months ended June 30, 2024, net cash provided by investing activities from discontinued operations was $108.6 million, which represents the cash received for the sale of certain assets relating to the business of Complex Networks (i.e., the Disposition) and is non-recurring in nature.
For the six months ended June 30, 2023, cash used in investing activities from continuing operations was $8.0 million, which consisted of $7.7 million of capital expenditures on internal-use software and $0.5 million of other capital expenditures, partially offset by a $0.2 million gain on the sale of an asset.

Financing Activities
For the six months ended June 30, 2024, cash used in financing activities was $66.4 million, which consisted of a $33.8 million full repayment of the Revolving Credit Facility, $31.2 million in partial repayments on the Notes, a $0.6 million payment of deferred issuance costs, and a $0.5 million early termination payment for the Revolving Credit Facility.
For the six months ended June 30, 2023, cash provided by financing activities was $1.4 million, which consisted of $2.1 million of borrowings on the Revolving Credit Facility and $0.8 million of net proceeds from the sale of common stock pursuant to our at-the-market offering after deducting commissions and fees. These were partially offset by a $1.3 million repayment on the Revolving Credit Facility and a $0.2 million payment for withholding taxes on the vesting of certain restricted stock units.
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
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements and related notes in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected.
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2024 or 2023.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both June 30, 2024 and December 31, 2023. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 4, 2023, we received 8,927 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida.
On August 15, 2023, we received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. The Company settled these claims on January 16, 2024 and the settlement has since been paid.
On October 31, 2023, we received 590 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida.
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
On April 21, 2022, the BuzzFeed Defendants filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as our shareholders, are governed by our charter, including its forum selection provision, and are therefore not arbitrable (the “Delaware Action”). The complaint sought declaratory and injunctive relief. A hearing on the merits of the Delaware Action was held on July 26, 2022. On October 28, 2022, the Court of Chancery granted our motion to permanently enjoin the Claimants’ arbitration claims.
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
On November 20, 2023, the Court of Chancery heard oral arguments on our motion for summary judgment and the Claimants’ cross-motion to dismiss our complaint. On May 15, 2024, the Delaware Chancery Court ruled that the AAA was to determine whether the matter was arbitrable for those claimants who had produced employment agreements containing arbitration clauses. On June 13, 2024, we wrote to the AAA requesting that it continue to stay the arbitrations because there remained six claimants who had not established that they had employment agreements containing arbitration clauses and, therefore, the Delaware Chancery Court retained jurisdiction to adjudicate those six claims. Claimants opposed and, on June 18, 2024, the AAA indicated that it planned to move the arbitration forward with respect to the 85 claimants whose claims had been resolved by the Delaware Chancery Court, notwithstanding that six claimants still remained before that court. The matter is ongoing.
California Invasion of Privacy Act
On April 11, 2024, a lawsuit titled Chih-Yuan Chang et al. v. BuzzFeed, Inc. was filed against us in the Southern District of New York, alleging that we, by causing the Sharethrough, IQM, and Dotomi trackers to be installed on website visitors’ internet browsers, are collecting visitors’ personal identifying information without their consent, in violation of the California Invasion of Privacy Act (CIPA). Plaintiff, additionally, seeks class certification. This matter was provisionally settled on July 9, 2024.
For information regarding other legal proceedings in which we are involved, refer to Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Quarterly Report on Form 10-Q for the period ended March 31, 2024. Other than as described below, our risk factors have not changed materially since March 31, 2024.
Actions of activist shareholders, which have been increasing, could be disruptive and costly, may cause uncertainty about the strategic direction of our business, result in litigation, divert management’s and our board of directors’ attention and our resources, and may attempt to effect changes in our governance and strategic direction or to acquire control over our board of directors or the Company, any of which may have an adverse effect on our business and stock price.

From time to time, and increasingly so lately, we may be subject to proposals by activist shareholders, which could take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and / or our management, or commencing proxy contests aimed at electing the activists’ representatives to our board of directors. Future activist shareholder initiatives, including proxy contests and potential related litigation, could have a material adverse effect on us for many reasons, including, but not limited to:
•Such shareholders may attempt to effect changes in our governance and strategic direction or to acquire control over us or our board of directors.
•Increased media scrutiny and public pressure could impact investor sentiment and lead to heightened public relations challenges, such as unfavorable media coverage which could damage our reputation and alienate customers and clients, embolden further activist shareholder initiatives, impact employee morale, or result in additional scrutiny from regulators and oversight bodies.
•While we welcome the opinions of all shareholders, responding to activist shareholder initiatives could be costly and time-consuming, and could disrupt our operations, divert the attention of our board of directors, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance shareholder value, and divert funds away from our core business activities and strategic investments, any of which could negatively impact our ability to pursue growth opportunities and affect our overall financial performance.
•Perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from activist shareholder initiatives could lead to the perception of a change in the direction of our business, instability or lack of continuity, which may cause concern to our existing or potential collaboration partners, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.
•Perceived uncertainties as to our future direction, strategy or leadership due to these activist shareholder initiatives may harm our ability to attract new investors, alter our relationships with our existing investors, who may react negatively or alter their investment strategies based on perceived instability, or cause our stock price to experience periods of volatility or stagnation based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business.

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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	August 13, 2024