Form 10-Q
period 2024-09-30
BuzzFeed, Inc.
filed 2024-11-12
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 8, 2024, there were 36,657,702 shares of the registrant’s Class A common stock outstanding, 1,343,299 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

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
•our future capital requirements, including, but not limited to, our ability to obtain additional capital in the future, to settle conversions of our unsecured convertible notes, repurchase the notes upon a fundamental change such as the delisting of our Class A common stock, or repay the notes in cash at their maturity, including upon the holders of the notes requiring repayment of their notes on or after December 3, 2024, any restrictions imposed by, or commitments under, the indenture governing the notes or agreements governing any future indebtedness, and any restrictions on our ability to access our cash and cash equivalents;
•significant volatility in the trading of our Class A common stock as a result of the potential inability to repay the notes upon request by the holders of the notes from and after November 22, 2024;
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
•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Capital Market (“Nasdaq”); and
•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and this Quarterly Report on Form 10-Q.
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
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$53,723	$35,637
Accounts receivable (net of allowance for doubtful accounts of $1,069 as at September 30, 2024 and $1,424 as at December 31, 2023)	49,625	75,692
Prepaid expenses and other current assets	17,572	21,460
Current assets of discontinued operations	—	—
Total current assets	120,920	132,789
Property and equipment, net	7,662	11,856
Right-of-use assets	33,313	46,715
Capitalized software costs, net	22,704	22,292
Intangible assets, net	24,531	26,665
Goodwill	57,562	57,562
Prepaid expenses and other assets	9,851	9,508
Noncurrent assets of discontinued operations	—	104,089
Total assets	$276,543	$411,476

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,008	$46,378
Accrued expenses	20,592	15,515
Deferred revenue	1,313	1,895
Accrued compensation	14,486	12,970
Current lease liabilities	22,804	21,659
Current debt	102,929	124,977
Other current liabilities	3,212	4,401
Current liabilities of discontinued operations	—	—
Total current liabilities	180,344	227,795
Noncurrent lease liabilities	20,360	37,820
Debt	—	33,837
Warrant liabilities	988	406
Other liabilities	781	435
Noncurrent liabilities of discontinued operations	—	—
Total liabilities	202,473	300,293

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 36,610 and 35,035 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 1,344 and 1,368 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	728,525	723,092
Accumulated deficit	(652,895)	(611,768)
Accumulated other comprehensive loss	(3,954)	(2,500)
Total BuzzFeed, Inc. stockholders’ equity	71,680	108,828
Noncontrolling interests	2,390	2,355
Total stockholders’ equity	74,070	111,183
Total liabilities and stockholders’ equity	$276,543	$411,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$64,320	$59,978	$156,007	$177,014
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	33,697	31,902	89,761	108,106
Sales and marketing	4,754	8,253	18,408	30,300
General and administrative	14,698	18,747	44,999	60,922
Research and development	2,581	2,442	8,532	8,921
Depreciation and amortization	5,011	5,366	15,755	16,396
Total costs and expenses	60,741	66,710	177,455	224,645
Income (loss) from continuing operations	3,579	(6,732)	(21,448)	(47,631)
Other income (expense), net	2,226	(1,307)	3,838	(4,362)
Interest expense, net	(4,034)	(4,089)	(12,496)	(11,818)
Change in fair value of warrant liabilities	87	104	(582)	(94)
Change in fair value of derivative liability	—	30	—	150
Income (loss) from continuing operations before income taxes	1,858	(11,994)	(30,688)	(63,755)
Income tax (benefit) provision	(110)	55	396	165
Net income (loss) from continuing operations	1,968	(12,049)	(31,084)	(63,920)
Net income (loss) from discontinued operations, net of tax	166	(1,883)	(9,924)	(14,109)
Net income (loss)	2,134	(13,932)	(41,008)	(78,029)
Less: net income (loss) attributable to noncontrolling interests	45	(210)	119	(470)
Net income (loss) attributable to BuzzFeed, Inc.	$2,089	$(13,722)	$(41,127)	$(77,559)
Net income (loss) from continuing operations attributable to holders of Class A and Class B common stock:
Basic	$1,923	$(11,839)	$(31,203)	$(63,450)
Diluted	$1,923	$(11,839)	$(31,203)	$(63,450)
Net income (loss) from continuing operations per Class A and Class B common share:
Basic	$0.05	$(0.33)	$(0.84)	$(1.78)
Diluted	$0.05	$(0.33)	$(0.84)	$(1.78)
Weighted average common shares outstanding:
Basic	37,949	36,263	37,181	35,646
Diluted	38,608	36,263	37,181	35,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$2,134	$(13,932)	$(41,008)	$(78,029)
Other comprehensive (loss) income
Foreign currency translation adjustment	(457)	511	(1,475)	(191)
Other comprehensive (loss) income	(457)	511	(1,475)	(191)
Comprehensive income (loss)	1,677	(13,421)	(42,483)	(78,220)
Comprehensive income (loss) attributable to noncontrolling interests	45	(210)	119	(470)
Foreign currency translation adjustment attributable to noncontrolling interests	270	(83)	(21)	(383)
Comprehensive income (loss) attributable to BuzzFeed, Inc.	$1,362	$(13,128)	$(42,581)	$(77,367)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Nine Months Ended September 30, 2024
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	35,035	$3	1,368	$1	—	$—	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net loss	—	—	—	—	—	—	—	(35,729)	—	(35,729)	(53)	(35,782)
Stock-based compensation	—	—	—	—	—	—	776	—	—	776	—	776
Issuance of common stock in connection with share-based plans	45	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(177)	(177)	(160)	(337)
Balance at March 31, 2024	35,079	$3	1,368	$1	—	$—	$723,868	$(647,497)	$(2,677)	$73,698	$2,142	$75,840
Net (loss) income	—	—	—	—	—	—	—	(7,487)	—	(7,487)	127	(7,360)
Stock-based compensation	—	—	—	—	—	—	1,747	—	—	1,747	—	1,747
Issuance of common stock in connection with share-based plans	883	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(92)	—	—	—	—	—	(229)	—	—	(229)	—	(229)
Other comprehensive loss	—	—	—	—	—	—	—	—	(550)	(550)	(131)	(681)
Conversion of Class B common stock to Class A common stock	9	—	(9)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	35,879	$3	1,359	$1	—	$—	$725,386	$(654,984)	$(3,227)	$67,179	$2,138	$69,317
Net income	—	—	—	—	—	—	—	2,089	—	2,089	45	2,134
Stock-based compensation	—	—	—	—	—	—	1,739	—	—	1,739	—	1,739
Issuance of common stock in connection with share-based plans	258	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes and other	(22)	—	—	—	—	—	1	—	—	1	(63)	(62)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	480	—	—	—	—	—	1,399	—	—	1,399	—	1,399
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(727)	(727)	270	(457)
Conversion of Class B common stock to Class A common stock	15	—	(15)	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	36,610	$3	1,344	$1	—	$—	$728,525	$(652,895)	$(3,954)	$71,680	$2,390	$74,070

	For the Three and Nine Months Ended September 30, 2023
	Common Stock – Class A		Common Stock – Class B		Common Stock – Class C		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	31,597	$3	1,670	$1	1,620	$—	$716,244	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(36,001)	—	(36,001)	(260)	(36,261)
Stock-based compensation	—	—	—	—	—	—	1,122	—	—	1,122	—	1,122
Issuance of common stock in connection with share-based plans	128	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(30)	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Other comprehensive loss	—	—	—	—	—	—	—	—	(701)	(701)	(58)	(759)
Conversion of Class C common stock to Class A common stock	1,620	$—	—	$—	(1,620)	—	—	—	—	—	—	—
Balance at March 31, 2023	33,315	$3	1,670	$1	—	$—	$717,202	$(559,190)	$(2,669)	$155,347	$3,019	$158,366
Net loss	—	—	—	—	—	—	—	(27,836)	—	(27,836)	—	(27,836)
Stock-based compensation	—	—	—	—	—	—	2,257	—	—	2,257	—	2,257
Issuance of common stock upon exercise of stock options	423	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(13)	—	—	—	—	—	(27)	—	—	(27)	—	(27)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	299	299	(242)	57
Issuance of common stock in connection with at-the-market offering, net of issuance costs	429	—	—	—	—	—	810	—	—	810	—	810
Balance at June 30, 2023	34,154	$3	1,670	$1	—	$—	$720,242	$(587,026)	$(2,370)	$130,850	$2,777	$133,627
Net loss	—	—	—	—	—	—	—	(13,722)	—	(13,722)	(210)	(13,932)
Stock-based compensation	—	—	—	—	—	—	1,799	—	—	1,799	—	1,799
Issuance of common stock in connection with share-based plans	398	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(90)	—	—	—	—	—	(187)	—	—	(187)		(187)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	594	594	(83)	511
Issuance of common stock in connection with at-the-market offering, net of issuance costs	89	—	—	—	—	—	137	—	—	137	—	137
Balance at September 30, 2023	34,551	$3	1,670	$1	—	$—	$721,991	$(600,748)	$(1,776)	$119,471	$2,484	$121,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net (loss)	$(41,008)	$(78,029)
Less: net loss from discontinued operations, net of tax	9,924	14,109
Net loss from continuing operations	(31,084)	(63,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,755	16,396
Unrealized (gain) loss on foreign currency	(1,923)	30
Stock based compensation	4,238	4,524
Change in fair value of warrants	582	94
Change in fair value of derivative liability	—	(150)
Amortization of debt discount and deferred issuance costs	4,052	3,542
Deferred income tax	(462)	404
Provision for doubtful accounts	(355)	(10)
Loss (gain) on investment	—	3,500
Gain on disposition of assets	(1,250)	(175)
Non-cash lease expense	13,528	15,460
Changes in operating assets and liabilities:
Accounts receivable	27,815	54,823
Prepaid expenses and other current assets and prepaid expenses and other assets	3,783	(1,540)
Accounts payable	(30,710)	14,421
Accrued compensation	1,528	(16,299)
Accrued expenses, other current liabilities and other liabilities	4,181	(10,451)
Lease liabilities	(16,469)	(18,028)
Deferred revenue	(581)	(569)
Cash (used in) provided by operating activities from continuing operations	(7,372)	2,052
Cash used in operating activities from discontinued operations	(8,752)	(4,415)
Cash used in operating activities	(16,124)	(2,363)

Investing activities:
Capital expenditures	(500)	(761)
Capitalization of internal-use software	(9,294)	(10,920)
Proceeds from sale of asset	350	175
Cash used in investing activities from continuing operations	(9,444)	(11,506)
Cash provided by investing activities from discontinued operations	108,575	—
Cash provided by (used in) investing activities	99,131	(11,506)

Financing activities:
Proceeds from exercise of stock options	1	29
Payment for shares withheld for employee taxes	(291)	(407)
Borrowings on Revolving Credit Facility	—	2,128
Payments on Revolving Credit Facility	(33,837)	(1,796)
Payment on Convertible Notes	(31,233)	—
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	660	902
Payment of early termination fee for Revolving Credit Facility	(500)	—
Cash (used in) provided by financing activities	(65,200)	856
Effect of currency translation on cash and cash equivalents	279	(291)
Net increase (decrease) in cash and cash equivalents	18,086	(13,304)
Cash and cash equivalents at beginning of period	35,637	55,774
Cash and cash equivalents at end of period	$53,723	$42,470
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
Additionally, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. As a result of the sale of certain assets relating to the business of Complex Networks, as discussed within Note 19 herein (the “Disposition”), the Company repaid approximately $30.9 million of the Notes on March 7, 2024. The Company also repaid approximately $0.3 million of the Notes on June 21, 2024, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of September 30, 2024. Refer to Note 19 herein for additional details.
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
Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and its iconic brands. During the nine months ended September 30, 2024, the Company incurred a net loss of $41.0 million (and a net loss of $31.1 million from continuing operations) and used net cash flows from its operations of $16.1 million (and net cash used in operating activities from continuing operations was $7.4 million). Additionally, as of September 30, 2024, the Company had unrestricted cash and cash equivalents of $53.7 million to fund its operations and an accumulated deficit of $652.9 million.
As described in Note 8 herein, the Company repaid approximately $30.9 million and $0.3 million of the Notes on March 7, 2024 and June 21, 2024, respectively, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of September 30, 2024. As described in Note 8 herein, each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, the Company will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. Pursuant to the third amendment of the indenture on October 28, 2024, the period of advance notice to us required for an optional redemption was amended so that (i) if such notice (the “Put Notice”) is given on November 22, 2024, such holder shall have the right to require us to repurchase such holder’s Notes on December 3, 2024, and (ii) if such notice is after November 22, 2024, such holder shall have the right to require us to repurchase such holder’s Notes on the fifth business day following such notice. The Company expects the holders of the Notes to each deliver a Put Notice on November 22, 2024 (or soon thereafter), upon which $118.8 million of outstanding principal amount and approximately

$4.7 million of accrued interest thereon will become due and payable. Prior to such payment date, the Company will be required to renegotiate the terms of the indenture governing the Notes with the holders of the Notes and / or seek alternative financing to repay the Notes. There is no assurance that the Company will be successful in either case, which would trigger an Event of Default under the indenture governing the Notes and allow the holders of the Notes to accelerate the maturity of the Notes and require repayment. The Company currently does not have sufficient cash on hand or projected cash flows to fund the repayment of the Notes. Uncertainty concerning the repayment of the Notes could cause significant volatility in the trading of our Class A common stock.
In addition, on February 28, 2024, the Company amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes.
To address its capital needs, and as described above, the Company may explore options to restructure its outstanding debt, and is working with advisors to optimize its condensed consolidated balance sheet. However, the Company can provide no assurance that it will generate sufficient cash inflows from operations, or that it will be successful in obtaining such new financing, or in optimizing its condensed consolidated balance sheet in a manner necessary to fund its obligations as they become due over the next 12 months beyond the issuance date. Additionally, the Company may implement incremental cost savings actions and pursue additional sources of outside capital to supplement its funding obligations as they become due, which may include additional offerings of its Class A common stock under the at-the-market offering (as described in Note 9 herein). As of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. The Company can provide no assurance it will successfully generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through the Company’s at-the-market-offering) or implement incremental cost savings.
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
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the condensed consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the condensed consolidated balance sheets in the period in which the business is classified as held for sale.

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
The Company classifies all cash the use of which is limited by contractual provisions as restricted cash. In the first quarter of 2024, the Company cash collateralized the $15.5 million letters of credit then-outstanding under the Revolving Credit Facility (as defined in Note 8 herein) in the amount of $17.1 million. As such, the $17.1 million was classified as restricted cash within the condensed consolidated balance sheet as of March 31, 2024. However, during the second quarter of 2024, the Company terminated the letters of credit outstanding under the Revolving Credit Facility and therefore there is no restricted cash classification on the condensed consolidated balance sheet as of September 30, 2024.
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
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of this new standard to have a material effect on its condensed consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advertising	$26,066	$26,915	$71,303	$83,720
Content	17,357	18,616	41,833	56,606
Commerce and other	20,897	14,447	42,871	36,688
Total	$64,320	$59,978	$156,007	$177,014
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
United States	$61,672	$53,659	$146,910	$161,908
International	2,648	6,319	9,097	15,106
Total	$64,320	$59,978	$156,007	$177,014
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
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $6.9 million and $8.3 million as of September 30, 2024 and December 31, 2023, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $1.3 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively.
The amount of revenue recognized during the nine months ended September 30, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $1.8 million.

Transaction Price Allocated to Remaining Performance Obligations
The Company has certain licensing contracts with minimum guarantees and terms extending beyond one year. Revenue to be recognized related to the remaining performance obligations was $2.1 million as of September 30, 2024 and is generally expected to be recognized over the next one to three years. This amount does not include: (i) contracts with an original expected duration of one year or less, such as advertising contracts; (ii) variable consideration in the form of sales-based royalties; or (iii) variable consideration allocated entirely to wholly unperformed performance obligations.
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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,404	$—	$—	$16,404
Total	$16,404	$—	$—	$16,404
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	981	—	—	981
Private Warrants	—	7	—	7
Total	$981	$7	$—	$988

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,306	$—	$—	$25,306
Total	$25,306	$—	$—	$25,306
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	402	—	—	402
Private Warrants	—	4	—	4
Total	$402	$4	$—	$406
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of September 30, 2024 and December 31, 2023 includes public and private warrants that were originally issued by 890, but which were assumed by the Company as part of the closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively), which are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss).
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.10 and $0.04 as of September 30, 2024 and December 31, 2023, respectively.
Historically, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 29, 2023, and (ii) each holder of a Note will have the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (see Note 8 herein for additional details). The fair value of the embedded derivative continues to be immaterial as of September 30, 2024.
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2024.
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
As of September 30, 2024 and December 31, 2023, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both September 30, 2024 and December 31, 2023.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Leasehold improvements	$47,944	$49,007
Furniture and fixtures	3,645	3,910
Computer equipment	2,566	3,057
Video equipment	381	439
Total	54,536	56,413
Less: Accumulated depreciation	(46,874)	(44,557)
Net Carrying Value	$7,662	$11,856
Depreciation totaled $1.5 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $4.7 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively, included in depreciation and amortization expense.

6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	September 30, 2024	December 31, 2023
Website and internal-use software	$89,582	$82,138
Less: Accumulated amortization	(66,878)	(59,846)
Net Carrying Value	$22,704	$22,292
The Company capitalized $2.9 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively, and $9.3 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively, included in capitalized software costs, net. The Company amortized $2.8 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively, and $8.9 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively, included in depreciation and amortization expense.
7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	September 30, 2024				December 31, 2023
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	0	$5,500	$5,500	$—	0	$5,500	$5,271	$229
Trademarks and Trade Names	12	28,550	6,132	22,418	13	28,550	4,704	23,846
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	1	2,550	1,805	745	2	2,550	1,328	1,222
Total		$37,968	$13,437	$24,531		$37,968	$11,303	$26,665
With respect to intangible assets, the Company amortized $0.6 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of September 30, 2024 is as follows (in thousands):

Remainder of 2024	$635
2025	2,488
2026	1,903
2027	1,903
2028	1,903
Thereafter	14,331
Total	$23,163
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of September 30, 2024, the Company had $57.6 million of goodwill recorded on its condensed consolidated balance sheet. The Company concluded there were no impairment triggering events as of, and for, the three and nine months ended September 30, 2024.

8. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2023 (none at September 30, 2024, as described below).
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
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of September 30, 2024.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes, which are governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, and October 28, 2024. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of September 30, 2024, the Notes were convertible into approximately 2,375,347 shares of our Class A common stock.
Each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Pursuant to the third amendment of the indenture on October 28, 2024, the period of advance notice to the Company required for an optional redemption was amended so that (i) if such notice (the “Put Notice”) is given on November 22, 2024, such holder shall have the right to require the Company to repurchase such holder’s Notes on December 3, 2024, and (ii) if such notice is after November 22, 2024, such holder shall have the right to require the Company to repurchase such holder's Notes on the fifth business day following such notice. The Company expects the holders of the Notes to each deliver a Put Notice on November 22, 2024 (or soon thereafter), upon which $118.8 million of outstanding principal amount and approximately $4.7 million of accrued interest thereon will become due and payable. Prior to such payment date, the Company will be required to renegotiate the terms of the indenture governing the Notes with the holders of the Notes and / or seek alternative financing to repay the Notes. There is no assurance that the Company will be successful in either case, which would trigger an Event of Default under the indenture governing the Notes and allow the holders of the Notes to accelerate the maturity of the Notes and require repayment. The Company currently does not have sufficient cash on hand or projected cash flows to fund the repayment of the Notes. Uncertainty concerning the repayment of the Notes could cause significant volatility in the trading of our Class A common stock.
In addition, a failure to comply with the other provisions of the indenture governing our Notes could trigger an event of default under the indenture, which would also allow the holders of the Notes to accelerate the maturity of the Notes and require the Company to repay the Notes prior to their maturity. Moreover, the Company will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased.

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
The indenture governing the Notes includes restrictive covenants that, among other things, limit the Company’s ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer specified intellectual property, or enter into transactions with affiliates. Additionally, pursuant to the second amendment of the indenture on February 28, 2024, done in connection with the Disposition, 95% of the net proceeds of future asset sales must be used to repay the Notes.
On March 7, 2024, in connection with the Disposition, the Company repaid approximately $30.9 million of the Notes. In connection with the repayment, the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting. The Company derecognized approximately 20.6% of the unamortized debt discount and issuance costs, which resulted in an approximately $4.9 million loss on partial debt extinguishment that was attributed to the discontinued operation. Additionally, on June 21, 2024, the Company repaid approximately $0.3 million of the Notes in connection with an asset sale (refer to Note 19 herein for additional details). As of September 30, 2024, there was approximately $118.8 million aggregate principal amount of Notes outstanding.
In accounting for the Notes, the Company bifurcated a derivative liability representing the conversion option, with a fair value at issuance of $31.6 million. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. The derivative liability is remeasured at each reporting date with the resulting gain or loss recorded in change in fair value of derivative liability within the condensed consolidated statements of operations. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 29, 2023, and (ii) each holder of a Note has the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal the principal amount plus accrued and unpaid interest. The fair value of the embedded derivative continues to be immaterial as of September 30, 2024.
Interest expense on the Notes is recognized at an effective interest rate of 16% and totaled $4.0 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively, and $11.5 million and $11.2 million for the nine months ended September 30, 2024 and 2023, respectively, of which amortization of the debt discount and issuance costs comprised $1.5 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $4.0 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively. The effective interest rate of 16% was remeasured in connection with the aforementioned modification accounting and assumes a maturity date of December 3, 2026.
The net carrying amount of the Notes as of September 30, 2024 and December 31, 2023 was:

	September 30, 2024	December 31, 2023
Principal outstanding	$118,767	$150,000
Unamortized debt discount and issuance costs	(15,838)	(25,023)
Net carrying value	$102,929	$124,977
The fair value of the Notes was approximately $99.2 million and $112.8 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of the Notes was estimated using Level 3 inputs.

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
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of September 30, 2024 or December 31, 2023.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	845	$24.98	1.71	$—
Granted	7,213	2.18	—	—
Exercised	—	3.00	—	—
Forfeited	(159)	4.71	—	—
Expired	(611)	23.98	—	—
Balance as of September 30, 2024	7,288	$2.94	9.49	$3,438
Expected to vest at September 30, 2024	7,288	$2.94	9.49	$3,438
Exercisable at September 30, 2024	178	$31.54	4.47	$1
As of September 30, 2024, the total share-based compensation costs not yet recognized related to unvested stock options was $9.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.3 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2023	2,190	$3.74
Granted	928	1.38
Vested	(1,135)	3.79
Forfeited	(485)	3.73
Outstanding as of September 30, 2024	1,498	$2.25
As of September 30, 2024, there were approximately $2.4 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization	$430	$220	$1,006	$744
Sales and marketing	203	236	404	681
General and administrative	971	1,184	2,518	3,320
Research and development[1]	135	67	310	(221)
Total	$1,739	$1,707	$4,238	$4,524
________________________________
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which the Company was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million and filed a prospectus supplement with respect to such increase. As of September 30, 2024, the Company had sold, in the aggregate, 996,897 shares of its Class A common stock, at an average price of $2.26 per share, for aggregate net proceeds of $2.3 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes.
10. Net Income (Loss) Per Share
Net income (loss) per share is computed using the two-class method. Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, the exercise of any warrants (including the Public Warrants and the Private Warrants), the conversion of any convertible debt (including the Notes), and the conversion of any convertible preferred stock, in each case only in the periods in which such effect would have been dilutive.
For the three and nine months ended September 30, 2024 and 2023, net income (loss) per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.

The table below presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations	$1,968	$(12,049)	$(31,084)	$(63,920)
Net income (loss) from discontinued operations, net of tax	166	(1,883)	(9,924)	(14,109)
Less: net income (loss) attributable to noncontrolling interests	45	(210)	119	(470)
Net income (loss) attributable to holders of Class A and Class B common stock	$2,089	$(13,722)	$(41,127)	$(77,559)

Amounts attributable to BuzzFeed, Inc. for net income (loss) per common share, basic and diluted:
Net income (loss) from continuing operations	1,923	(11,839)	(31,203)	(63,450)
Net income (loss) from discontinued operations, net of tax	166	(1,883)	(9,924)	(14,109)
Net income (loss) attributable to BuzzFeed, Inc.	$2,089	$(13,722)	$(41,127)	$(77,559)

Denominator:
Weighted average common shares outstanding, basic	37,949	36,263	37,181	35,646
Weighted average common shares outstanding, diluted	38,608	36,263	37,181	35,646

Net income (loss) per common share, basic:
Continuing operations	$0.05	$(0.33)	$(0.84)	$(1.78)
Discontinued operations	0.00	(0.05)	(0.27)	(0.40)
Net income (loss) per common share, basic, attributable to BuzzFeed, Inc.[1]	$0.06	$(0.38)	$(1.11)	$(2.18)

Net income (loss) per common share, diluted
Continuing operations	$0.05	$(0.33)	$(0.84)	$(1.78)
Discontinued operations	0.00	(0.05)	(0.27)	(0.40)
Net income (loss) per common share, diluted, attributable to BuzzFeed, Inc.[1]	$0.05	$(0.38)	$(1.11)	$(2.18)
_________________________________
(1)Net income (loss) per share information is presented on a rounded basis using actual amounts. Minor differences in totals may exist due to rounding.

The numerator for net income (loss) per basic and diluted common share from continuing operations excludes the impact of net income (loss) attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	7,288	869	7,288	869
Restricted stock units	—	2,878	1,498	2,878
Warrants	2,469	2,469	2,469	2,469
Convertible notes	2,375	3,000	2,375	3,000
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$(110)	$55	$396	$165
Effective tax rate	(5.9)%	(0.4)%	(1.3)%	(0.2)%

For the three and nine months ended September 30, 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis and the discrete impact of finalization of Canadian tax return filings.
For the three and nine months ended September 30, 2023, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
12. Restructuring Costs
In February 2024, the Company announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition, as discussed within Note 19 herein). In doing so, the Company reduced the size of its centralized operations to enable its individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position the Company to be more agile, sustainable, and profitable. The Company incurred approximately $2.9 million of restructuring costs for the nine months ended September 30, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
In April 2023, the Company announced plans to reduce expenses by implementing an approximately 15% reduction in the then-current workforce. The reduction in workforce plan was part of a broader strategic reprioritization across the Company in order to improve upon profitability and cash flow. The Company incurred approximately $6.8 million of restructuring costs for the nine months ended September 30, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
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
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with a third party with respect to substantially all of the Company’s then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, the subtenant pays a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million. On February 21, 2024, in connection with the Disposition, the Company licensed the use of office space in the Company’s corporate headquarters. Refer to Note 19 herein for further details on this arrangement.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$6,041	$7,557	$18,334	$22,620
Sublease income	(4,410)	(3,926)	(12,932)	(11,778)
Total lease cost	$1,631	$3,631	$5,402	$10,842
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statement of operations. The Company does not have material short-term or variable lease costs.

The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	September 30, 2024	December 31, 2023
Assets
Right-of-use assets	$33,313	$46,715

Liabilities
Current lease liabilities	22,804	21,659
Noncurrent lease liabilities	20,360	37,820
Total lease liabilities	$43,164	$59,479
Other information related to leases was as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	21,183	25,369

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.0	2.7
Weighted average discount rate	14.0%	13.9%
Maturities of lease liabilities as of September 30, 2024 were as follows:

Year	Operating Leases
Remainder of 2024	$7,109
2025	25,607
2026	12,787
2027	2,469
2028	870
Thereafter	571
Total lease payments	49,413
Less: imputed interest	(6,249)
Total	$43,164

Sublease receipts to be received in the future under noncancelable subleases as of September 30, 2024 were as follows:

Year	Amount
Remainder of 2024	$4,413
2025	16,536
2026	4,692
2027	—
Thereafter	—
Total	$25,641
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
The Company settled or resolved certain legal matters during the three and nine months ended September 30, 2024 and 2023 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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
On August 4, 2023, the Company received 8,927 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. The Company provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida (the “Circuit Court”). On October 18, 2024, the Circuit Court entered its final judgment and the matter was dismissed with prejudice in accordance with the terms of the parties’ settlement agreement.
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
On October 31, 2023, the Company received 590 individual demands for JAMS arbitration in California, all of which allege that the Company violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. The Company provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court. On October 18, 2024, the Circuit Court entered its final judgment and the matter was dismissed with prejudice in accordance with the terms of the parties’ settlement agreement.
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
On November 20, 2023, the Court of Chancery heard oral arguments on the Company’s motion for summary judgment and the Claimants’ cross-motion to dismiss the Company’s complaint. On May 15, 2024, the Delaware Chancery Court ruled that the AAA was to determine whether the matter was arbitrable for those claimants who had produced employment agreements containing arbitration clauses. On June 13, 2024, the Company wrote to the AAA requesting that it continue to stay the arbitrations because there remained six claimants who had not established that they had employment agreements containing arbitration clauses and, therefore, the Delaware Chancery Court retained jurisdiction to adjudicate those six claims. Claimants opposed and, on June 18, 2024, the AAA indicated that it planned to move the arbitration forward with respect to the 85 claimants whose claims had been resolved by the Delaware Chancery Court, notwithstanding that six claimants still remained before that court. On September 9, 2024, BuzzFeed Media Enterprises, Inc., filed a notice of appeal of the May 15, 2024 decision of the Delaware Chancery Court with the Supreme Court of the State of Delaware. The matter is ongoing.
California Invasion of Privacy Act

On April 11, 2024, a lawsuit titled Chih-Yuan Chang et al. v. BuzzFeed, Inc. was filed against the Company in the Southern District of New York, alleging that the Company, by causing the Sharethrough, IQM, and Dotomi trackers to be installed on website visitors’ internet browsers, is collecting visitors’ personal identifying information without their consent, in violation of the California Invasion of Privacy Act (CIPA). Plaintiff, additionally, sought class certification. This matter was settled on July 9, 2024 and the case is now disposed.
Nasdaq Listing Compliance
Minimum Bid Requirement
On May 31, 2023, as expected, the Company received a letter from Nasdaq’s Listing Qualifications Department (the “Nasdaq Staff”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In connection with the Company’s application to obtain additional time to regain compliance, as of the opening of business November 30, 2023, the Company’s Class A common stock and warrants were transferred to The Nasdaq Capital Market, which operates in substantially the same manner as The Nasdaq Global Market, where they continue to trade under the symbols “BZFD” and “BZFDW,” respectively. As disclosed in Note 2 herein, to increase the bid price of our Class A common stock, the Company effected the Reverse Stock Split on May 6, 2024. As of May 17, 2024, the closing bid price of the Company’s Class A common stock had been over $1.00 per share for at least 10 consecutive business days. On May 20, 2024, the Nasdaq Staff confirmed that the Company had regained compliance with the Bid Price Requirement.
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
16. Related Party Transactions
The Company recognized revenue from NBCUniversal Media, LLC (“NBCU”), previously a holder of 5% or more of our Class A common stock, of $1.9 million for the three months ended September 30, 2023, and $0.6 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized expenses under contractual obligations from NBCU of $nil for the three months ended September 30, 2023, and $nil and $nil for the nine months ended September 30, 2024 and 2023, respectively. The Company had outstanding receivable balances of $0.2 million from NBCU as of December 31, 2023. The Company had an outstanding payable balance of $0.2 million to NBCU as of December 31, 2023. During the second quarter of 2024, NBCU ceased to be a holder of 5% or more of our Class A common stock, and as such, activity for the nine months ended September 30, 2024 only includes activity through the second quarter of 2024.

Verizon Ventures LLC (“Verizon”), collectively with its affiliates, is a holder of 5% or more of the Company’s Class A common stock. Verizon is the landlord for the Company’s corporate headquarters, and the Company transacts with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $1.2 million and $nil for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized expenses under contractual obligations from Verizon of $1.5 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $4.5 million nine months ended September 30, 2024 and 2023, respectively. The Company had an outstanding receivable balance from Verizon of $1.4 million as of September 30, 2024 (none as of December 31, 2023), and no outstanding payables to Verizon as of September 30, 2024 or December 31, 2023.
17. Supplemental Disclosures
Film Costs
Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	September 30, 2024	December 31, 2023
Individual Monetization:
Feature films	$1,712	$1,707
Total	$1,712	$1,707
The Company had no material amortization of film costs for the three and nine months ended September 30, 2024 or 2023.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $0.7 million as of December 31, 2023 (no material change as of September 30, 2024). The Company had receivables related to our production tax credits of $2.2 million and $3.5 million as of September 30, 2024 and December 31, 2023, respectively, included in prepaid and other current assets in our condensed consolidated balance sheet.
Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
	2024	2023
Cash paid for income taxes, net	$77	$1,126
Cash paid for interest	6,750	9,599
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	217	245
Accrued deferred offering costs	83	597
Exchange of accounts receivable for investment in equity securities	—	750

18. Other Income (Expense), net
Other income (expense), net consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Exchange gain (loss)	$1,654	$(1,224)	$1,642	$(314)
Gain (loss) on investment	—	90	—	(3,500)
Other expense	(30)	(182)	(692)	(769)
Other income	602	9	1,638	221
Gain on disposition of assets	—	—	1,250	—
Total	$2,226	$(1,307)	$3,838	$(4,362)
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
In connection with the Disposition, the Company was required to repay (i) approximately $30.9 million to holders of the Notes and (ii) approximately $33.8 million outstanding under the Revolving Credit Facility, plus accrued and unpaid interest of $0.7 million (such amounts were repaid shortly after the Disposition). The Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Disposition on February 21, 2024. Additionally, as described in Note 8 herein, on February 28, 2024, the indenture governing the Notes was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
Concurrent with the closing of the Disposition, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time license fee of approximately $2.8 million for use of the certain office space in the Company’s corporate headquarters from February 21, 2024 until on June 30, 2025 (or such earlier date that the underlying sublease or master lease earlier expires or is terminated).
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
Details of net income (loss) from discontinued operations, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$13,321	$2,115	$41,339
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	—	7,934	3,500	29,581
Sales and marketing	—	2,047	1,046	9,436
General and administrative	—	333	225	1,516
Research and development	—	373	344	1,673
Depreciation and amortization	—	2,702	—	8,107
Total costs and expenses	—	13,389	5,115	50,313
Loss from discontinued operations	—	(68)	(3,000)	(8,974)
Loss on partial debt extinguishment	—	—	(4,919)	—
Gain on remeasurement of classification to held for sale	—	—	854	—
Other (expense) income, net	—	—	(292)	—
Interest expense, net	—	(1,815)	(1,230)	(5,135)
Loss from discontinued operations before income taxes	—	(1,883)	(8,587)	(14,109)
Income tax (benefit) provision	(166)	—	1,337	—
Net income (loss) from discontinued operations, net of tax	$166	$(1,883)	$(9,924)	$(14,109)
The results for the three and nine months ended September 30, 2024 includes activity only from January 1, 2024 through the date of Disposition (i.e., February 21, 2024), except for the income tax adjustments described below. Allocated general corporate overhead costs do not meet the criteria to be presented within net income (loss) from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the three months ended September 30, 2024, there was tax benefit related to discontinued operations as a result of refinement to state taxes based on the finalization of its U.S. tax return filings which generated additional state net operating loss carryforwards. For the nine months ended September 30, 2024, there was tax expense related to discontinued operations as a result of non-deductible permanent differences and state taxes related to the Disposition, offset with release in valuation allowance and excess tax benefits related to foreign derived intangible income (i.e., FDII).
For the three and nine months ended September 30, 2023, there was no income tax provision / (benefit) in discontinued operations, as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
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
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $9.5 million was recorded within loss from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2023. The Company completed the Disposition during the nine months ended September 30, 2024 and recorded a final gain on remeasurement of classification to held for sale of $0.9 million after recording final transaction and related expenses (for a total loss on disposal of approximately $8.6 million).
There were no current assets, current liabilities, or noncurrent liabilities of discontinued operations for the year ended December 31, 2023, as the disposal group consisted of intangible assets, net, and goodwill.
The Company had continuing involvement with Commerce Media through a transition services agreement, pursuant to which the Company and Commerce Media provided certain services to each other for a period of time following the Disposition (specifically, from February 21, 2024 until August 31, 2024). For the three and nine months ended September 30, 2024, the Company collected a total of $1.5 million related to the transition services agreement.
Additionally, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time fee of approximately $2.8 million for the use of certain office space in the Company’s corporate headquarters from February 21, 2024 until June 30, 2025 (or such earlier date that the underlying sublease or master lease either expires or is terminated).
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities have granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who support the BuzzFeed, Tasty and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of September 30, 2024), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.4 million of which was paid as of September 30, 2024). As disclosed in Note 8 herein, the Company is required to repay 95% of the net proceeds for any asset sales to the holders of the Notes. As such, approximately $0.3 million was repaid on June 21, 2024, and the remainder will be repaid in-line with the aforementioned installment schedule). BringMe did not have a material impact on the Company’s net loss for any period presented herein.
20. Subsequent Events
Refer to Note 8 herein for a discussion on an amendment to the indenture governing the Notes, which occurred on October 28, 2024. Additionally, refer to Notes 1 and 8 herein for a discussion of the Company’s expectation that holders of the Notes will each deliver a Put Notice on November 22, 2024 (or soon thereafter), which would require the repayment of the Notes, plus accrued interest thereon.

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

Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. On March 7, 2024, we repaid approximately $30.9 million to holders of the Notes. Additionally, we repaid approximately $0.3 million to the holders of the Notes on June 21, 2024, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of September 30, 2024. Refer to Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Restructuring
In February 2024, we announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Disposition). In doing so, we reduced the size of our centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position us to be more agile, sustainable, and profitable. We incurred approximately $2.9 million of restructuring costs for the nine months ended September 30, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
In April 2023, we announced plans to reduce expenses by implementing an approximately 15% reduction in the then-current workforce. The reduction in workforce plan was part of a broader strategic reprioritization across the Company in order to improve upon profitability and cash flow. We incurred approximately $6.8 million of restructuring costs for the nine months ended September 30, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
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

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP
Total revenue	$64,320	$59,978	$156,007	$177,014
Income (loss) from continuing operations	3,579	(6,732)	(21,448)	(47,631)
Net income (loss) from continuing operations	1,968	(12,049)	(31,084)	(63,920)
Non-GAAP
Adjusted EBITDA(1)	$10,540	$341	$1,935	$(19,950)
Non-Financial
Time Spent(2)	80,325	78,454	218,630	233,820
—% on owned and operated properties	91%	89%	90%	87%
—% on third-party platforms	9%	11%	10%	13%
_________________________________
(1)See “Reconciliation from Net income (loss) from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News in the U.S., and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and Twitter. There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three months ended September 30, 2024, Time Spent increased by 2%. For the nine months ended September 30, 2024, Time Spent decreased by 6%, consistent with broader industry trends, amongst our competitive set, according to Comscore. Time Spent presented above excludes time spent on Complex Networks, as Complex Networks is presented as a discontinued operation herein (refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details). Time Spent on Complex Networks, as reported by Comscore, was approximately 10.0 million hours through the date of Disposition, February 21, 2024, and 13.4 million and 63.4 million hours for the three and nine months ended September 30, 2023, respectively. Time Spent on Complex Networks, as reported by Comscore, historically included Time Spent on First We Feast, as First We Feast was historically under the Complex Networks’ measurement portfolio of Comscore. At this time, Time Spent on First We Feast cannot be reasonably bifurcated from Time Spent on Complex Networks. As such, in order to have a more comparable measure of Time Spent, we have excluded Time Spent on First We Feast from our measure of Time Spent presented above, and we will exclude Time Spent on First We Feast in the future.
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
The following table sets forth certain operating metrics for our branded content revenue for the three months ended September 30, 2024 and 2023 (on a trailing 12-month basis):

	September 30,
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
•Commerce and other: Includes affiliate marketplace revenue and licensing of intellectual property. We participate in multiple marketplace arrangements with third parties whereby we provide affiliate links which redirect the audience to purchase products and / or services from the third parties. When the participant purchases a product and / or service, we receive a commission fee for that sale from the third party. Affiliate marketplace revenue is recognized when a successful sale is made and the commission is earned.
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
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities, which is primarily based on the market price of our Public Warrants listed on The Nasdaq Capital Market under the symbol “BZFDW.” Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Change in fair value of derivative liability: In December 2021, we issued a $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes) that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability. During the year ended December 31, 2023, we determined the fair value of the derivative liability was immaterial; refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details. On March 7, 2024 and June 21, 2024, we repaid approximately $30.9 million and $0.3 million, respectively, to holders of the Notes, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of September 30, 2024.
Income tax (benefit) provision: Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
Comparison of results for the three and nine months ended September 30, 2024 and 2023
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$64,320	$59,978	$156,007	$177,014
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	33,697	31,902	89,761	108,106
Sales and marketing	4,754	8,253	18,408	30,300
General and administrative	14,698	18,747	44,999	60,922
Research and development	2,581	2,442	8,532	8,921
Depreciation and amortization	5,011	5,366	15,755	16,396
Total costs and expenses	60,741	66,710	177,455	224,645
Income (loss) from continuing operations	3,579	(6,732)	(21,448)	(47,631)
Other income (expense), net	2,226	(1,307)	3,838	(4,362)
Interest expense, net	(4,034)	(4,089)	(12,496)	(11,818)
Change in fair value of warrant liabilities	87	104	(582)	(94)
Change in fair value of derivative liability	—	30	—	150
Income (loss) from continuing operations before income taxes	1,858	(11,994)	(30,688)	(63,755)
Income tax (benefit) provision	(110)	55	396	165
Net income (loss) from continuing operations	1,968	(12,049)	(31,084)	(63,920)
Net income (loss) from discontinued operations, net of tax	166	(1,883)	(9,924)	(14,109)
Net income (loss)	2,134	(13,932)	(41,008)	(78,029)
Less: net income (loss) attributable to noncontrolling interests	45	(210)	119	(470)
Net income (loss) attributable to BuzzFeed, Inc.	$2,089	$(13,722)	$(41,127)	$(77,559)

Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization	$430	$220	$1,006	$744
Sales and marketing	203	236	404	681
General and administrative	971	1,184	2,518	3,320
Research and development(1)	135	67	310	(221)
Total	$1,739	$1,707	$4,238	$4,524
_________________________________
(1)The negative stock-based compensation expense for the nine months ended September 30, 2023 for research and development was due to forfeitures.
The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	52%	53%	58%	61%
Sales and marketing	7%	14%	12%	17%
General and administrative	23%	31%	29%	34%
Research and development	4%	4%	5%	5%
Depreciation and amortization	8%	9%	10%	9%
Total costs and expenses	94%	111%	114%	126%
Income (loss) from continuing operations	6%	(11)%	(14)%	(26)%
Other income (expense), net	3%	(2)%	2%	(2)%
Interest expense, net	(6)%	(7)%	(8)%	(7)%
Change in fair value of warrant liabilities	—%	—%	—%	—%
Change in fair value of derivative liability	—%	—%	—%	—%
Income (loss) from continuing operations before income taxes	3%	(20)%	(20)%	(35)%
Income tax (benefit) provision	—%	—%	—%	—%
Net income (loss) from continuing operations	3%	(20)%	(20)%	(35)%
Net income (loss) from discontinued operations, net of tax	—%	(3)%	(6)%	(8)%
Net income (loss)	3%	(23)%	(26)%	(43)%
Net income (loss) attributable to noncontrolling interests	—%	—%	—%	—%
Net income (loss) attributable to BuzzFeed, Inc.	3%	(23)%	(26)%	(43)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue
Total revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Advertising	$26,066	$26,915	(3)%	$71,303	$83,720	(15)%
Content	17,357	18,616	(7)%	41,833	56,606	(26)%
Commerce and other	20,897	14,447	45%	42,871	36,688	17%
Total revenue	$64,320	$59,978	7%	$156,007	$177,014	(12)%
Advertising revenue decreased by $0.8 million, or 3%, for the three months ended September 30, 2024, due to a $2.2 million decline in direct sold advertising products, partially offset by a $1.4 million increase in programmatic advertising revenue reflecting improved pricing on our owned and operated properties. For the three months ended September 30, 2024 and 2023, direct sold advertising was $8.8 million and $11.0 million, respectively, and programmatic advertising revenue was $17.3 million and $15.9 million, respectively. The decline in direct sold advertising revenue reflects a shift in our strategy to focus more on programmatic advertising and broader macroeconomic headwinds.
Advertising revenue decreased by $12.4 million, or 15%, for the nine months ended September 30, 2024, due to a $12.2 million decline in direct sold advertising products and a $0.2 million decline in programmatic advertising revenue, primarily on distributed platforms. For the nine months ended September 30, 2024 and 2023, direct sold advertising was $23.2 million and $35.4 million, respectively, and programmatic advertising was $48.1 million and $48.3 million, respectively.
Content revenue decreased by $1.3 million, or 7%, for the three months ended September 30, 2024, primarily driven by a $0.8 million decrease in revenue associated with non-recurring custom content campaigns that were delivered during the three months ended September 30, 2023, with no comparable revenue during the current three-month period. We expect content revenue to continue to decline in 2024, as compared to the prior year, as we focus on programmatic advertising and affiliate revenue products.
Content revenue decreased by $14.8 million, or 26%, for the nine months ended September 30, 2024, primarily driven by a decrease in the number of branded content customers due to the continued softness in direct sold content demand and the broader macroeconomic environment, and a $4.5 million decrease in revenue associated with non-recurring custom content campaigns that were delivered during the nine months ended September 30, 2023, with no comparable revenue in the current nine-month period.
Commerce and other increased by $6.5 million, or 45%, for the three months ended September 30, 2024, driven by a $6.8 million increase in affiliate commission revenue principally reflecting a strong Amazon Prime Day in July 2024, partially offset by a $0.3 million decline in other products. For the three months ended September 30, 2024 and 2023, affiliate commerce revenue was $19.6 million and $12.8 million, respectively, and other revenue, such as product licensing, was $1.3 million and $1.6 million, respectively.
Commerce and other increased $6.2 million, or 17%, for the nine months ended September 30, 2024, driven by a $6.6 million increase in affiliate commerce revenue, partially offset by a $0.4 million decline in other products. For the nine months ended September 30, 2024 and 2023, affiliate commerce revenue was $38.8 million and $32.2 million, respectively, and other revenue was $4.1 million and $4.5 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Cost of revenue, excluding depreciation and amortization	33,697	31,902	6%	89,761	108,106	(17)%
As a percentage of revenue	52%	53%		58%	61%
Cost of revenue, excluding depreciation and amortization, increased by $1.8 million, or 6%, for the three months ended September 30, 2024, driven by a $3.9 million increase in variable costs of revenue due to changes in the revenue mix, partially offset by a $1.6 million decrease in compensation expense reflecting our previous cost savings actions and a $0.6 million decrease in consulting expenses.
Cost of revenue, excluding depreciation and amortization, decreased by $18.3 million, or 17%, for the nine months ended September 30, 2024, driven by an $8.3 million decrease in compensation expense reflecting our previous cost savings actions, a $3.7 million decrease in variable costs of revenue due to changes in the revenue mix and the decline in revenue year-over-year, and a $3.1 million decrease in restructuring expenses.
Sales and marketing:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Sales and marketing	4,754	8,253	(42)%	18,408	30,300	(39)%
As a percentage of revenue	7%	14%		12%	17%
Sales and marketing expenses decreased by $3.5 million, or 42%, for the three months ended September 30, 2024, driven by a $2.7 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $0.3 million decrease in consulting expenses.
Sales and marketing expenses decreased by $11.9 million, or 39%, for the nine months ended September 30, 2024, driven by a $9.8 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $0.9 million decrease in consulting expenses.
General and administrative:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
General and administrative	14,698	18,747	(22)%	44,999	60,922	(26)%
As a percentage of revenue	23%	31%		29%	34%
General and administrative expenses decreased by $4.0 million, or 22%, for the three months ended September 30, 2024, driven by a $1.6 million decrease in rent expense, a $0.7 million decrease in compensation expenses reflecting our previous cost savings actions, a $0.6 million decrease in insurance, a $0.5 million decrease in professional fees, , and a $0.5 million increase in sublease income.
General and administrative expenses decreased by $15.9 million, or 26%, for the nine months ended September 30, 2024, driven by a $4.9 million decrease in rent expense, a $1.9 million decrease in compensation expenses reflecting our previous cost savings actions, a $1.8 million decrease in professional fees, a $1.6 million decrease in insurance, a $1.3 million decrease in software expenses, a $1.2 million increase in sublease income, a $0.8 million decrease in stock-based compensation expense, a $0.7 million decrease in general facilities’ expenses, and a $0.6 million decrease in consulting expenses.

Research and development:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Research and development	2,581	2,442	6%	8,532	8,921	(4)%
As a percentage of revenue	4%	4%		5%	5%
Research and development expenses increased by $0.1 million, or 6%, for the three months ended September 30, 2024.
Research and development expenses decreased by $0.4 million, or 4%, for the nine months ended September 30, 2024, driven by a $0.8 million decrease in restructuring expenses, partially offset by a $0.5 million increase in stock-based compensation expense.
Depreciation and amortization:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Depreciation and amortization	5,011	5,366	(7)%	15,755	16,396	(4)%
As a percentage of revenue	8%	9%		10%	9%
For the three months ended September 30, 2024, depreciation and amortization expenses decreased by $0.4 million, or 7%.
For the nine months ended September 30, 2024, depreciation and amortization expenses decreased by $0.6 million, or 4%.
Other income (expense), net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Other income (expense), net	2,226	(1,307)	(270)%	3,838	(4,362)	(188)%
As a percentage of revenue	3%	(2)%		2%	(2)%
We recorded other income, net of $2.2 million for the three months ended September 30, 2024, compared to other expense, net of $1.3 million for the three months ended September 30, 2023. The change of $3.5 million was primarily driven by a $2.9 million increase in exchange gain (primarily unrealized) and a $0.6 million increase in other income principally reflecting transition services’ income from the purchaser of Complex Networks.
We recorded other income, net of $3.8 million for the nine months ended September 30, 2024, compared to other expense, net of $4.4 million for the nine months ended September 30, 2023. The change of $8.2 million was primarily driven by the comparison against a $3.5 million loss on investment recorded during the nine months ended September 30, 2023 (with no comparable loss in the current-year period), a $2.0 million increase in exchange gain (primarily unrealized), a $1.4 million increase in other income principally reflecting transition services’ income from the purchaser of Complex Networks, and a $1.3 million increase in gain on disposition of an asset.
Interest expense, net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Interest expense, net	(4,034)	(4,089)	(1)%	(12,496)	(11,818)	6%
As a percentage of revenue	(6)%	(7)%		(8)%	(7)%

For the three months ended September 30, 2024, interest expense, net remained relatively flat year-over-year.
Interest expense, net increased by $0.7 million, or 6%, for the nine months ended September 30, 2024.
Change in fair value of warrant liabilities:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Change in fair value of warrant liabilities	87	104	(16)%	(582)	(94)	519%
As a percentage of revenue	—%	—%		—%	—%
For the three and nine months ended September 30, 2024, we recorded a gain of $0.1 million and a loss of $0.6 million, respectively, on the change in fair value of warrant liabilities.
Change in fair value of derivative liability:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Change in fair value of derivative liability	—	30	(100)%	—	150	(100)%
As a percentage of revenue	—%	—%		—%	—%
We recorded gains of $nil and $0.2 million on the change in fair value of derivative liability for the three and nine months ended September 30, 2023, respectively, with no comparable gains in the current three and nine month period.
Income tax (benefit) provision:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Income tax (benefit) provision	(110)	55	(300)%	396	165	140%
As a percentage of revenue	—%	—%		—%	—%

For the and nine three months ended September 30, 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and the discrete impact of finalization of Canadian tax return filings.

For the three and nine months ended September 30, 2023, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

Net income (loss) from discontinued operations, net of tax:

For the three months ended September 30, 2024, we recorded net income from discontinued operations, net of tax, of $0.2 million, compared to net loss from discontinued operations, net of tax, of $1.9 million, for the three months ended September 30, 2023. The change of $2.0 million, or 109%, was principally due to timing. Specifically, except for the income tax adjustments described in Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q and for the income tax adjustments that may be expected for the remainder of 2024, net income (loss) from discontinued operations, net of tax, was final as of February 21, 2024, the date of Disposition.

For the nine months ended September 30, 2024, net loss from discontinued operations, net of tax, decreased by $4.2 million, or 30%, reflecting a $6.0 million improvement in loss from discontinued operations, a $3.9 million improvement in interest expense, net, and a $0.9 million final gain on remeasurement of classification as held for sale. These were partially offset by a $4.9 million loss on partial debt extinguishment and a $1.3 million increase in income tax provision. Apart from the income tax adjustments described in Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, the results for the nine months ended September 30, 2024 includes activity only from January 1, 2024 through the date of Disposition (i.e., February 21, 2024).
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net income (loss) from continuing operations, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax (benefit) provision, interest expense, net, other (income) expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, transaction-related costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Adjusted EBITDA should not be considered a substitute for income (loss) from continuing operations, net income (loss), or net income (loss) attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.
Reconciliation from Net income (loss) from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) from continuing operations	$1,968	$(12,049)	$(31,084)	$(63,920)
Income tax (benefit) provision	(110)	55	396	165
Interest expense, net	4,034	4,089	12,496	11,818
Other (income) expense, net	(2,226)	1,307	(3,838)	4,362
Depreciation and amortization	5,011	5,366	15,755	16,396
Stock-based compensation	1,739	1,707	4,238	4,524
Change in fair value of warrant liabilities	(87)	(104)	582	94
Change in fair value of derivative liability	—	(30)	—	(150)
Restructuring(1)	—	—	3,179	6,761
Transaction-related costs(2)	211	—	211	—
Adjusted EBITDA	$10,540	$341	$1,935	$(19,950)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the nine months ended September 30, 2024 and 2023. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

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
Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and our iconic brands. During the nine months ended September 30, 2024, we incurred a net loss of $41.0 million (and a net loss of $31.1 million from continuing operations) and used net cash flows from its operations of $16.1 million (and net cash used in operating activities from continuing operations was $7.4 million). Additionally, as of September 30, 2024, we had unrestricted cash and cash equivalents of $53.7 million to fund its operations and an accumulated deficit of $652.9 million.
As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we repaid approximately $30.9 million and $0.3 million of the Notes on March 7, 2024 and June 21, 2024, respectively, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of September 30, 2024. As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024, at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. In the event some or all of the holders of the Notes exercise their call rights, we currently do not have sufficient cash on hand or projected cash flows to fund the potential call. Our failure to comply with the provisions of the indenture governing the Notes, including our failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of the Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. In addition, on February 28, 2024, we amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes. Refer to “-Convertible Notes,” below.
To address our capital needs, and as described under “-Convertible Notes,” below, we may explore options to restructure our outstanding debt, and we are working with advisors to optimize our condensed consolidated balance sheet. However, we can provide no assurance that we will generate sufficient cash inflows from operations, or that we will be successful in obtaining such new financing, or in optimizing our condensed consolidated balance sheet in a manner necessary to fund our obligations as they become due over the next 12 months beyond the issuance date. Additionally, we may implement incremental cost savings actions and pursue additional sources of outside capital to supplement our funding obligations as they become due, which may include additional offerings of our Class A common stock under the at-the-market offering (refer to Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details). As of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. We can provide no assurance we will successfully generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through our at-the-market-

offering) implement incremental cost savings, or repay the Notes, if they become due as described in “”-Convertible Notes,” below.
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
Revolving Credit Facility
On December 30, 2020, we entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of our landlords. We had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2023 (none at September 30, 2024, as described below).
On February 21, 2024, in connection with the Disposition discussed within Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. However, during the second quarter of 2024, we terminated the $15.5 million in letters of credit outstanding under the Revolving Credit Facility, resulting in the full termination of the Revolving Credit Facility.
Standby Letters of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords and remain outstanding as of September 30, 2024.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes, which are governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, and October 28, 2024. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of September 30, 2024, the Notes were convertible into approximately 2,375,347 shares of our Class A common stock.
Each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Pursuant to the third amendment of the indenture on October 28, 2024, the period of advance notice to us required for an optional redemption was amended so that (i) if such notice (the “Put Notice”) is given on November 22, 2024, such holder shall have the right to require us to repurchase such holder’s Notes on December 3, 2024, and (ii) if such notice is after November 22, 2024, such holder shall have the right to require us to repurchase such holder's Notes on the fifth business day following such notice. We expect the holders of the Notes to each deliver a Put Notice on November 22, 2024 (or soon thereafter), upon which $118.8 million of outstanding principal amount and approximately $4.7 million of accrued interest thereon will become due and payable. Prior to such payment date,we will be required to renegotiate the terms of the indenture governing the Notes with the holders of the Notes and / or seek alternative financing to repay the Notes. There is no assurance that we will be successful in either case, which would trigger an Event of Default under the indenture governing the Notes and allow the holders of the Notes to accelerate the maturity of the Notes and require repayment. We currently do not have sufficient cash on hand or projected cash flows to fund the repayment of the Notes. Uncertainty concerning the repayment of the Notes could cause significant volatility in the trading of our Class A common stock.
In addition, a failure to comply with the other provisions of the indenture governing our Notes could also trigger an event of default under the indenture, which would also allow the holders of the Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered or pay cash with respect to such Notes being converted.
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
The indenture governing the Notes includes restrictive covenants that, among other things, limit our ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer specified intellectual property, or enter into transactions with affiliates. Additionally, pursuant to the second amendment of the indenture on February 28, 2024, done in connection with the Disposition, 95% of the net proceeds of future asset sales must be used to repay the Notes.
We repaid approximately $30.9 million and $0.3 million of the Notes on March 7, 2024 and June 21, 2024, respectively, leaving approximately $118.8 million aggregate principal amount of Notes outstanding as of September 30, 2024. Refer to Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for details.
Cash flows (used in) provided by operating, investing and financing activities from continuing operations were as follows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash (used in) provided by operating activities from continuing operations	$(7,372)	$2,052
Cash used in investing activities from continuing operations	(9,444)	(11,506)
Cash (used in) provided by financing activities	(65,200)	856
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million and filed a prospectus supplement with respect to such increase. As of September 30, 2024, we sold, in the aggregate, 996,897 shares of our Class A common stock, at an average price of

$2.26 per share, for aggregate net proceeds of $2.3 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes.
Operating Activities
For the nine months ended September 30, 2024, cash used in operating activities from continuing operations was $7.4 million compared to cash provided by operating activities from continuing operations of $2.1 million for the nine months ended September 30, 2023. The change was primarily driven by a $23.4 million improvement in net loss, adjusted for non-cash items, an $17.8 million increase in the change in accrued compensation, a $14.6 million increase in the change in accrued expenses, other current liabilities and other liabilities, a $5.3 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets, and a $1.6 million increase in the change in lease liabilities. These were partially offset by a $45.1 million decrease in the change in accounts payable and a $27.0 million decrease in the change in accounts receivable.
Investing Activities
For the nine months ended September 30, 2024, cash used in investing activities from continuing operations was $9.4 million, which consisted of $9.3 million of capital expenditures on internal-use software and $0.5 million of other capital expenditures, partially offset by $0.4 million in proceeds from the sale of an asset. For the nine months ended September 30, 2024, net cash provided by investing activities from discontinued operations was $108.6 million, which represents the cash received for the sale of certain assets relating to the business of Complex Networks (i.e., the Disposition) and is non-recurring in nature.
For the nine months ended September 30, 2023, cash used in investing activities from continuing operations was $11.5 million, which consisted of $10.9 million of capital expenditures on internal-use software and $0.8 million of other capital expenditures, partially offset by a $0.2 million gain on the sale of an asset.
Financing Activities
For the nine months ended September 30, 2024, cash used in financing activities was $65.2 million, which consisted of a $33.8 million full repayment of the Revolving Credit Facility, $31.2 million in partial repayments on the Notes, and a $0.5 million early termination payment for the Revolving Credit Facility, partially offset by $0.7 million of net proceeds from the sale of common stock pursuant to our at-the-market offering after deducting commissions and fees.
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2024 or 2023.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both September 30, 2024 and December 31, 2023. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal control over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On August 4, 2023, we received 8,927 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida (the “Circuit Court”). On October 18, 2024, the Circuit Court entered its final judgment and the matter was dismissed with prejudice in accordance with the terms of the parties’ settlement agreement.
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
On October 31, 2023, we received 590 individual demands for JAMS arbitration in California, all of which allege that we violated the VPPA by transmitting personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We provisionally settled these claims on January 29, 2024 as part of an agreed class action settlement in the matter titled Peters v. BuzzFeed, Inc., pending in the Circuit Court. On October 18, 2024, the Circuit Court entered its final judgment and the matter was dismissed with prejudice in accordance with the terms of the parties’ settlement agreement.
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
On November 20, 2023, the Court of Chancery heard oral arguments on our motion for summary judgment and the Claimants’ cross-motion to dismiss our complaint. On May 15, 2024, the Delaware Chancery Court ruled that the AAA was to determine whether the matter was arbitrable for those claimants who had produced employment agreements containing arbitration clauses. On June 13, 2024, we wrote to the AAA requesting that it continue to stay the arbitrations because there remained six claimants who had not established that they had employment agreements containing arbitration clauses and, therefore, the Delaware Chancery Court retained jurisdiction to adjudicate those six claims. Claimants opposed and, on June 18, 2024, the AAA indicated that it planned to move the arbitration forward with respect to the 85 claimants whose claims had been resolved by the Delaware Chancery Court, notwithstanding that six claimants still remained before that court. On September 9, 2024, BuzzFeed Media Enterprises, Inc., filed a notice of appeal of the May 15, 2024 decision of the Delaware Chancery Court with the Supreme Court of the State of Delaware. The matter is ongoing.
California Invasion of Privacy Act
On April 11, 2024, a lawsuit titled Chih-Yuan Chang et al. v. BuzzFeed, Inc. was filed against us in the Southern District of New York, alleging that we, by causing the Sharethrough, IQM, and Dotomi trackers to be installed on website visitors’ internet browsers, are collecting visitors’ personal identifying information without their consent, in violation of the California Invasion of Privacy Act (CIPA). Plaintiff, additionally, sought class certification. This matter was settled on July 9, 2024 and the case is now disposed.
For information regarding other legal proceedings in which we are involved, refer to Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Other than as described below, our risk factors have not changed materially since June 30, 2024.
We expect the holders of the Notes will deliver a Put Notice (as defined below) on or around November 22, 2024, and we may be unable to renegotiate the terms of the indenture governing the Notes and / or seek alternative financing to repay the Notes.
Each holder of a Note issued has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Pursuant to the third amendment of the indenture on October 28, 2024, the period of advance notice to us required for an optional redemption was amended so that (i) if such notice (the “Put Notice”) is given on November 22, 2024, such holder shall have the right to require us to repurchase such holder’s Notes on December 3, 2024, and (ii) if such notice is after November 22, 2024, such holder shall have the right to require us to repurchase such holder's Notes on the fifth business day following such notice. We expect the holders of the Notes to each deliver a Put Notice on November 22, 2024 (or soon thereafter), upon which $118.8 million of outstanding principal amount and approximately $4.7 million of accrued interest thereon will become due and payable. Prior to such payment date, we will be required to renegotiate the terms of the indenture with the holders of the Notes and / or seek alternative financing to repay the Notes. There is no assurance that we will be successful in either case which would trigger an Event of Default under the indenture governing the Notes and allow the holders of the Notes to accelerate the maturity of the Notes and require repayment. We currently do not have sufficient cash on hand or projected cash flows to fund the repayment of the Notes. Uncertainty concerning the repayment of the Notes could cause significant volatility in the trading of our Class A common stock.

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
4.5
First Supplemental Indenture, dated as of July 10, 2023, to the Indenture, dated December 3, 2021 between BuzzFeed, Inc., BuzzFeed Canada, Inc., and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed on August 9, 2023).

4.6
Second Supplemental Indenture, dated February 28, 2024, to the Indenture dated December 3, 2021 between BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024).

4.7
Third Supplemental Indenture, dated October 28, 2024, to the Indenture dated December 3, 2021 between BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2024).

10.1	Form of Stock Option Agreement for Grants to Employees under the 2021 Equity Incentive Plan (effective as of October 28, 2024).
10.2	Form of Restricted Stock Unit ("RSU") Agreement for Grants to Employees under the 2021 Equity Incentive Plan (effective as of October 28, 2024).
10.3	Form of RSU Agreement for Grants to Non-Employee Directors under the 2021 Equity Incentive Plan (effective as of October 28, 2024).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:	November 12, 2024