Form 10-K
period 2024-12-31
BuzzFeed, Inc.
filed 2025-03-14
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported by the Nasdaq Stock Market LLC on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92.4 million.
As of March 12, 2025, there were 37,181,861 shares of the registrant’s Class A common stock outstanding, 1,343,299 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “affect,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward looking statements include all matters that are not historical facts.
The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks (some of which are beyond our control), uncertainties, or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
•developments relating to our competitors and the digital media industry, including overall demand of advertising in the markets in which we operate;
•demand for our products and services or changes in traffic or engagement with our brands and content;
•changes in the business and competitive environment in which we and our current and prospective partners and advertisers operate;
•macroeconomic factors including: adverse economic conditions in the United States (“U.S.”) and globally, including the potential onset of recession; current global supply chain disruptions; potential government shutdowns or a failure to raise the U.S. federal debt ceiling or to fund the federal government; the ongoing conflicts between Russia and Ukraine and between Israel and Hamas and any related sanctions and geopolitical tensions, and further escalation of trade tensions between the U.S. and its trading partners; tariffs; the inflationary environment; high unemployment; high interest rates, currency fluctuations; and the competitive labor market;
•our future capital requirements, including, but not limited to, our ability to obtain additional capital in the future, to repurchase our $30.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the “Notes”) upon a fundamental change such as the delisting of our Class A common stock, at their maturity, or upon the holders of the Notes requiring repayment of their Notes on or after March 31, 2025 (or, if we pay a specified fee, May 31, 2025), any restrictions imposed by, or commitments under, the indenture governing the Notes or agreements governing any future indebtedness, and any restrictions on our ability to access our cash and cash equivalents;
•developments in the law and government regulation, including, but not limited to, revised foreign content and ownership regulations, and the outcomes of legal proceedings, regulatory disputes or governmental investigations to which we are subject;
•the benefits of our cost savings measures;
•our success divesting of companies, assets, or brands we sell or in integrating and supporting the companies we acquire;
•our success in launching new products or platforms, including any new social media platform;
•technological developments including artificial intelligence (“AI”);
•our success in retaining or recruiting, or changes required in, officers, other key employees, or directors;
•use of content creators and on-camera talent and relationships with third parties managing certain of our branded operations outside of the U.S.;
•the security of certain of our information technology (“IT”) systems or data;
•disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure;

•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Capital Market LLC (“Nasdaq”); and
•other factors detailed under the section entitled “Risk Factors.”
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

PART I
ITEM 1. BUSINESS
For convenience, the terms “BuzzFeed,” the “Company,” “we,” “us,” or “our” used in this Annual Report on Form 10-K refer to BuzzFeed, Inc. and one or more of our consolidated subsidiaries, unless the context otherwise requires.
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
Our Company — Overview
BuzzFeed is a premier digital media company. Across entertainment, news, food, pop culture, and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. Our iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty.
BuzzFeed’s mission is to spread truth, joy, and creativity on the Internet. We are committed to making the Internet better: providing trusted, high-quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel have enabled us to build a deep, two-way connection with our audiences, and an engine for high-quality content at scale and low cost. As a result, each of our brands has a large, loyal, highly engaged audience that is attractive to advertisers and creators, and through our rich first party data offering and contextual marketing solutions, we are able to help both advertisers and creators effectively and efficiently reach their target audiences. In 2024, our audiences consumed more than 297 million hours of content, and drove over $500 million in attributable transactions for our commerce partners. For additional discussion on Time Spent, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.
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
Our Market Opportunity
We believe that BuzzFeed is well-positioned to adapt to the rapidly changing digital media environment. We have strong and differentiated IP in BuzzFeed, HuffPost, and Tasty, each with a trusted and established brand identity. The brands we have built are valuable and hard to replicate. Audiences spend more time consuming our content than that of any other digital media company in our competitive set, according to Comscore (competitive set includes Condé Nast Digital, Vox Media, People, Bustle Digital Group, and Dotdash Meredith).
Reputation, ethics, and quality matter now more than ever. Advertisers continue to face brand safety risks on the largest social platforms. These platforms have become reliant on user-generated content that is often toxic and / or misleading. As platforms continue to struggle with the policing of user-generated content and the impact to advertisers on their platforms, BuzzFeed has become a trusted partner in providing high-quality, brand-safe content at scale to serve advertiser demand. We are aiming to capitalize on our strong IP and market opportunity, and therefore in February 2025, we announced that we are in the beginning stages of creating a new social media platform with a focus on interactive storytelling, new content formats, and cutting-edge AI tools to power self-expression, connection, and creative exploration.
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
Through our brand-safe content, proprietary first party data, and our suite of ad products, we offer advertisers the tools and contextual alignment needed to effectively and efficiently reach large, young audiences without running afoul of emerging data privacy regulations.
For years, young people have continued to come to BuzzFeed for culturally relevant content that inspires them to discover new things. We extended this relationship to our commerce business to create trusted shopping content that inspires our audiences to discover new products. This content is led by our editorial team and informed by audience insights, yielding hundreds of millions of dollars in transactions annually on behalf of some of the world’s largest retailers, including Amazon, Target, and Walmart. Our approach provides retailers with an incremental channel for capturing high-quality, actionable consumer traffic.
The U.S. Census Bureau estimates the annual U.S. e-commerce market to be approximately $1.2 trillion, comprising approximately 16% of total retail sales in the fourth quarter of 2024. The U.S. e-commerce market is expected to reach $1.7 trillion by 2028 and comprise 20% of total retail sales, according to eMarketer. The ability of our content to inspire millions of consumers to transact and deliver meaningful results for our retail partners is what sets us apart from other digital publishers. And, as the e-commerce market continues to grow, we see an opportunity to expand and deepen these relationships over time.
Our Brands
The Company has built and assembled iconic brands for Millennial and Gen Z audiences across entertainment, news, food, pop culture, and commerce.
Our flagship BuzzFeed brand curates entertainment content, pop culture, and the best of the Internet. With articles, lists, quizzes, videos, and original series — our audience comes to BuzzFeed to learn what to watch, read, and buy now — and into the future.
HuffPost is a global, award-winning media platform for news, politics, opinion, entertainment, features, and lifestyle content that continues to attract millions of loyal readers directly to its front page.
Tasty, first launched in 2015, pioneered the overhead video format that is now ubiquitous across most major food brands, and is a platform for food creators.
We sold Complex Networks, a global youth entertainment company targeting Millennial and Gen Z audiences, in February 2024. Additionally, we sold First We Feast, a food, drink, and pop culture-focused online destination, in December 2024. These sales complete our strategic pivot away from a combined portfolio of brands, and into a strategy that leverages the strength of each of our brands, with a focus on programmatic advertising and affiliate commerce. Refer to Note 21 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details with respect to these sales.
Our Audience
Our content reflects the voice of Millennials and Gen Z, and creates an “inspiration engine” that helps millions explore new things, try unique experiences, and discover novel products. Across our brands, we reach millions of monthly viewers, who consumed more than 297 million hours of content and drove hundreds of millions of dollars in transactions in 2024. Our cross-platform distribution network gives us the ability to connect with the Internet generations at scale on whatever platform they are using to consume content. We attract and retain audiences as a function of our data-driven approach to content creation. As audiences engage with our content, we capture insights into their preferences and apply those learnings to new content development. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights.

Our Technology Platform and Data-Driven Content Flywheel
Creating meaningful content requires data, technology, and scale, all of which are key competitive differentiators that BuzzFeed uses to reach our audience, wherever they are. Our data-driven approach to content creation is designed to benefit all stakeholders across our ecosystem: audiences, creators, and advertisers alike.
BuzzFeed began as a lab in New York City, experimenting with content, formats, and distribution on the Internet. For nearly 20 years, we have established a deep understanding of modern media and developed proprietary technology designed to rapidly scale and monetize digital content. Machine learning and analytics power everything from our scaled tech stack of quiz makers built into a content management system to proprietary algorithms and custom tools for content creators and brand advertisers to headline optimization.
Supported by our scalable and repeatable technology platform, our data-driven content flywheel informs our most important decisions. Our content and brands are designed for modern-day consumption patterns, providing engagement behavior data and learnings across the BuzzFeed network. With this distribution strategy driving scale, efficiency, and adaptability, we capture the interests of our audience, inform our content creators and journalists, and help advertisers reach their target audiences, with a commitment to brand-safety.
Our proprietary technology stack is powered by AI and machine learning, and trained on BuzzFeed proprietary data to optimize publishing across our owned and operated and third-party platforms. This enables us to attract engaged audiences and capture deeper, more reliable insights — delivering high-quality content at scale and low cost. In doing so, we are able to capture rich first party data and third-party platform insights that our advertising partners can leverage to more effectively reach their target audiences.
Our differentiated model for content creation and distribution is designed to serve all stakeholders in our ecosystem.
•These proprietary tools and technologies ensure we are serving our audiences compelling, culturally relevant content.
•Our content creators and journalists also benefit, as internal dashboards and metrics provide heightened visibility on audience interaction, allowing them to focus on content and formats that maximize engagement and revenue.
•Similarly, advertisers rely on our audience insights and first party data tools to optimize their ad campaigns.
•Our data-driven approach to content creation also offers advertisers an alternative to the risk of advertising alongside user-generated content on the largest social platforms.
Our Business Model
Powered by our highly scalable data-driven content flywheel, BuzzFeed has grown into a global media company that distributes content across owned and operated, as well as third-party, platforms. In recent years, we have leveraged our media network to develop a comprehensive suite of digital advertising products and services and extend into complementary business lines, such as long-form content development and commerce.

We measure our success in terms of engagement, monetization, retention, and operating efficiency using four key metrics: (1) audience time spent across owned and operated sites, as well as on third-party platforms; (2) revenue generated from advertising, content, and commerce and other; (3) net branded content advertiser revenue retention as an indicator of our ability to retain spend of existing customers from one year to the next; and (4) profitability (on an Adjusted EBITDA basis, a non-GAAP financial measure).
We generate revenue from (i) advertising, (ii) content, and (iii) commerce and other.
Advertising revenues consist primarily of payments we receive from advertisers, both programmatically and directly, for ads distributed against our editorial and news content, including display, pre-roll and mid-roll video products, as well as homepage takeovers. We distribute these ad products across our owned and operated properties as well as third-party platforms. This revenue source is driven by our industry-leading engagement, an overall shift to digital advertising, and our scaled reach to multiple demographics. We provide significant and differentiated value to advertisers by consistently delivering best-in-class audience engagement.
Content revenues consist primarily of payments received from clients for custom assets, including both long-form and short-form content, from branded quizzes to Instagram takeovers to branded content videos. These revenues also include feature films and content licensing. Our content production approach increasingly allows for turn-key, lightweight options that are scalable and repeatable and resonate with advertisers. Our content revenue is driven by continued investment in our content team, a strong data-informed understanding of our audience, demand for trusted, brand-safe digital content, and our brand integrity.
Commerce and other revenues consist primarily of affiliate commissions earned on transactions initiated from our editorial shopping content, and revenues from product licensing. Our editorial shopping content drives hundreds of millions of dollars in attributable transactions each year. Moving forward, we plan to continue to onboard new marketplaces beyond consumer retail, expanding into new shopping categories to drive additional growth. With strong brand recognition and audience trust, BuzzFeed is well positioned to capitalize on the continued shift to online purchases.
Our Differentiation
•Leading Destination for Audiences — Audiences spend more time consuming our content than that of other digital media companies in our competitive set, according to Comscore (competitive set includes Condé Nast Digital, Vox Media, People, Bustle Digital Group, and Dotdash Meredith).
•Premium, Brand-Safe Advertising — As platforms continue to struggle with the policing of user-generated content and the impact to advertisers on their platforms, BuzzFeed has become a trusted partner in providing high-quality, brand-safe content at scale to serve advertiser demand. Our iconic brands have loyal, highly engaged audiences — from food lovers to shoppers to parents — and everyone in between.
•AI-enabled Technology Stack — Our proprietary technology stack is powered by AI and machine learning, and trained on BuzzFeed proprietary data to optimize publishing across our owned and operated and third-party platforms. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights — delivering high-quality content at scale and low cost.
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
Our Strategy
•Grow and deepen audience engagement — We plan to continue to leverage our iconic brands and invest in our technology and data-driven content flywheel to deliver engaging content that brands and advertisers trust to reach, grow, and engage audiences, at scale and across platforms. We use AI to make our owned and operated properties more engaging, personalized, and efficient to operate. As mentioned within “Our Market Opportunity” above, in February 2025, we announced that we are in the beginning stages of creating a new social media platform with a focus on interactive storytelling, new content formats, and cutting-edge AI tools to power self-expression, connection, and creative exploration.

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
•Drive sustainable, profitable growth — Following several years of discipline and cost management initiatives, our business is benefiting from significant operating leverage. As we prioritize resources towards the highest margin businesses, we are committed to building a business that delivers margin expansion and generates positive cash flows.
BuzzFeed operates within the digital media space, a category that we have pioneered and helped develop. We broadly compete against other Internet companies that might attract audiences and advertisers to their platforms and away from BuzzFeed’s. More specifically, with a common core demographic of Millennials and Gen Z, online content providers that target younger generations are natural competitors to BuzzFeed. Historically, these have included digital publishers such as Vox Media (which combined with Group Nine Media), Bustle Digital Group, Dotdash Meredith, and Condé Nast. Additionally, our entertainment competitors include, but are not limited to, People and Entertainment Weekly, and our food brand competitors include, but are not limited to, New York Times Cooking and Food Network. We believe that our audience leadership, brand safety, AI-powered tech stack, and rich first party data are structural differentiators that set us apart from the competition.
BuzzFeed both competes with and partners with the largest social media platforms, streaming services, retailers, and traditional publishers. We believe that BuzzFeed’s unique, data-informed, brand-safe content is increasingly valued by ecosystem participants and enables BuzzFeed to grow alongside the largest consumer Internet and publishing businesses.
Customers
BuzzFeed offers a strong value proposition to customers and business partners looking to reach Millennial and Gen Z audiences at scale, in order to generate awareness and drive discovery, inspiration, and ultimately transactions involving their products and services. Customers rely on our high-quality, engaging and brand-safe content, creativity, and audience insights to accomplish these objectives. Our customer base consists of U.S.-based and global corporations, including several Fortune 500 companies across a variety of industries including, among others, media and entertainment, consumer packaged goods, retail, financial services, insurance, and technology, who utilize one or more of our offerings in advertising, content, and commerce and other.
We provide our advertising customers with a broad array of offerings including display, programmatic, and video advertising inventory to target users on our owned and operated sites, applications, and third-party platforms. Our content customers include third-parties seeking to promote their businesses, products, and services with our content (for example, we can create customized promotional content for a third-party’s film release). Our commerce customers are e-commerce operators who partner with us through affiliate programs, or retailers with whom we enter into licensing and merchandising agreements. Customers can achieve the best results when tapping into a combination of our offerings, and we see increased retention from those customers that do so.
We derive a significant amount of revenue from the affiliate and advertising exchanges of Amazon and Google. For the year ended December 31, 2024, approximately 30% of our revenue was derived from Amazon, primarily from affiliate commerce transactions. Excluding affiliate and programmatic partners such as Amazon and Google, our top 10 direct customers made up approximately 10% of total revenue for the year ended December 31, 2024.
Human Capital Resources
Our Employees
We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2024, we had 611 employees located across seven countries. As of December 31, 2024, approximately

16.4% of our employees were unionized, with certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with HuffPost in the U.S. belonging to the Writers Guild of America, East.
In December 2024, we completed the sale of certain assets and liabilities relating to the business of First We Feast; however, these former employees remained on our payroll until January 1, 2025. Additionally, in February 2025, we announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. Following the execution of these combined actions, the Company had 558 employees as of March 12, 2025.
We are focused on supporting our employees across the full employee lifecycle from recruitment to onboarding through ongoing development, and have implemented programs designed to support both career satisfaction and overall wellness. We offer access to a range of wellness services addressing mental health, family support, child care, and other areas.
Our Culture
At BuzzFeed, we value openness and collaboration, experimentation and growth, and diversity of thought and experience. This is demonstrated through our content, as well as in the way we work together within the company. We aspire to provide outstanding people experiences through our workplace practices, benefits, employee programs, communication, and diversity.
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
•We believe in supporting the wellness of our employees and their dependents, in championing progressive changes where needed, and adjusting our policies to address the changing needs of employees.
•We believe that people should be able to bring their whole self to work, and feel that the workplace is supportive and inclusive.
Diversity, Inclusion, and Belonging
At BuzzFeed, we value Diversity, Inclusion & Belonging (“DI&B”) and strive to weave this value into everything we do. We attract a diverse group of employees that reflect the world we are trying to reach through our content and we welcome the unique skills, experiences, and backgrounds each employee brings to the table every day. Since 2014, we have been committed to holding ourselves accountable to this work by publishing our diversity and demographics report annually. As of December 31, 2024, Black, Indigenous and People of Color (“BIPOC”) employees constituted 38% of our employee population. In addition, 62% of our employee population identifies as female.
We continually refine our approach to hiring, training, career development, and education to support our mission of DI&B. Our recruiting team continues to be intentional about our diversity strategy to ensure that the company hires and retains talent with diverse perspectives and backgrounds. In the recruitment and hiring process, we also emphasize educating all team members involved about internal and unconscious biases and how to overcome them, and ensuring that all job descriptions and interview processes are inclusive and accessible. BuzzFeed is committed to increasing the representation of diverse employees and we have concentrated our efforts to both advance and retain current diverse employees.
We are committed to ensuring our culture allows employees to bring their authentic selves to work every day. We want all employees to feel safe and supported.

In 2024, we continued to develop and launch key educational opportunities, including Identity and Allyship training, and host a myriad of Heritage Month educational events, learning opportunities, and social events sponsored by the DI&B team, BuzzFeed employee resource groups, and the DI&B Council.
Intellectual Property
We depend on our iconic brands to build and maintain household name recognition and audience loyalty, and regard our intellectual property as critical to our success. We own numerous domestic and foreign trademarks and other proprietary rights that are important to our business and protect those rights in our brands including, but not limited to, BuzzFeed, HuffPost, and Tasty. We also maintain rights to the domain names www.buzzfeed.com, www.huffpost.com, and www.tasty.co, among others. We retain the rights to an extensive content library that is monetized through multiple revenue streams. In addition to our brand, domain, and content assets, we have a proprietary technology platform that powers our business. We rely on, and expect to continue to rely on, a combination of work for hire, assignment, license and confidentiality agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret and patent laws, to protect our brands, content, proprietary technology, and other intellectual property rights.
As of December 31, 2024, we held 105 registered trademarks in the U.S., including the BUZZFEED mark and the HUFFPOST mark, and also held 351 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and our ability to register new intellectual property, and whether to decommission certain of our intellectual property assets. We intend to continue to file additional applications with respect to our intellectual property assets.
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
Countries around the world also have developed, or are developing, laws, rules, and regulations regarding cross-border transfers of personal data. This includes laws relating to the transfer of personal data outside the European Economic Area (the “EEA”) and the U.K. Recent legal developments in the EEA and the U.K. have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to “third countries,” especially the U.S. For example, in 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal data from the EEA to the U.S.). The CJEU also made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal data outside the EEA) alone may not be sufficient in all circumstances. We currently rely on standard contractual clauses and these changes are therefore causing us to review our current compliance approach. Changes to our compliance scheme may be deemed necessary to meet the requirements of the EEA, the U.K., and other jurisdictions may result in additional costs or the inability to transfer personal data out of certain countries.
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

Our employees and personnel may use GenAI technologies to perform their work, and the disclosure and use of personal information in such technologies is subject to various data privacy and security laws and obligations. Governments have passed and are likely to pass additional laws regulating GenAI, including, for example, the EU’s AI Act, which is expected to be adopted and enforced by 2026. Our use of this technology could result in additional compliance costs and regulatory investigations and actions. If we are unable to use GenAI, it could make our business less efficient and result in competitive disadvantages.

Finally, we may publish privacy policies, marketing material, and other documentation or statements regarding our collection, use, disclosure, and other processing of personal information. Although we endeavor to adhere to these policies, statements, and documentation, we, and the third parties on which we rely, may at times fail to do so or may be perceived to have failed to do so. Such failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers.

Plaintiffs’ lawyers in the United States are increasingly using privacy-related theories at both the federal and state level, including, but not limited to, the California Invasion of Privacy Act (i.e., CIPA), otherwise known as California’s “Wiretapping Law” and California Penal Code §638.51, also known as the California “Trap and Trace Law” to bring lawsuits against companies for their data-related practices. These cases typically concern allegations that common web-based tools capture signaling information that can identify the source of the electronic communication by either BuzzFeed and / or a third-party. Such wiretapping and “tap and trace” cases are brought forward in a class action or in a mass arbitration setting and seek monetary damages, which are statutorily defined, and equitable remedies. If such suits are brought against us, defending against them in court or in arbitration could substantially increase our legal costs and involve members of our legal teams to assist in defending these claims.

The number and scope of obligations related to data privacy and security are quickly changing. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal data on our behalf. We strive to comply with applicable data privacy and security laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we, or the third parties we rely on to operate our business and deliver our services, fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to data privacy and security, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.
Seasonality
Our business is subject to some seasonal influences. Historically, our revenue is typically highest in the fourth quarter of the year due to strong advertising spend and consumer spending during this quarter.
Available Information
We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. We will make available on our investor relations website at https://investors.buzzfeed.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
ITEM 1A. RISK FACTORS
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, or reputation. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations, or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.
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
•We may not be able to successfully execute on our planned build of a new social media platform and, even if successful, the initiative may lose money over the near to medium term.
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
•The levels of our traffic to, and engagement with, our brands and content are critical to our success.
•Changes to our existing content and services could fail to attract traffic and advertisers or fail to generate revenue.
•We may not have sufficient cash flow from our business to repay the Notes at maturity or repurchase them upon a fundamental change, or when otherwise put to us, which could have an adverse effect on our financial condition. We cannot provide any assurances that we will be able to fund through operations the necessary amount of capital to repay these obligations. As a result, there is substantial doubt about our ability to continue as a going concern.
•A portion of our online traffic is generated from other third-party platforms and Internet search engines. Declines in referrals from third-party platforms could therefore cause our revenue to decline.
•We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
•Acquisitions, dispositions, joint ventures, strategic partnerships, and strategic investments could disrupt our business and harm our financial condition and operating results.
•Our development and implementation of AI solutions may not be successful, which may impair our ability to compete effectively, result in reputational harm, and have a material adverse impact on our operating results.
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
•We have recorded significant impairment charges in the past and could do so again in the future.
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

Risks Related to Ownership of Our Securities
•We may issue additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of our Class A common stock (including upon the exercise of warrants or via our at-the-market offering) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
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
•The multi-class structure of our common stock has the effect of concentrating voting power with our chief executive officer, which limits other stockholders’ ability to influence the outcome of shareholder votes, including, but not limited to, important transactions that might involve a change in control.
•Our common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
•If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted, the price of our common stock and our ability to access the capital markets could be negatively impacted, and we may be required to purchase our Notes.
•If our existing shareholders sell, or indicate an intent to sell, large amounts of our Class A common stock in the public market, the trading price of our ordinary shares could decline.
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
Our business depends on the overall demand for advertising in the markets in which we operate and on the business condition of our current and prospective partners and advertisers. Macroeconomic factors in the U.S. and foreign markets, including adverse economic conditions, general uncertainty about economic recovery or growth, elevated interest rates, high unemployment, and rising inflation, could cause advertisers to reduce their advertising budgets. These macroeconomic factors have adversely affected our advertising and content revenues in 2023 and 2024, and we expect these factors will continue to adversely impact our revenue in 2025. Additionally, because of these pressures, certain advertisers may not have the budget for marketing expenditures. Our business may also be negatively impacted by geopolitical concerns, which may result in conservative approaches by advertisers when allocating budgets and ad inventory. Reductions in overall advertising spending as a result of these factors, which are out of our control, or due to the occurrence of unanticipated events could result in a decrease in our revenue and potential profit or make it difficult to predict our future performance, any of which could adversely affect our business, results of operations, and financial condition.
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
Competition for traffic to, and engagement with, our content, products, and services is intense. We compete against many companies to attract and engage traffic, including companies that have greater financial resources and larger user bases, and companies that offer a variety of Internet and mobile device-based content, products, and services. As a result, our competitors may acquire and engage traffic at the expense of the growth or engagement of our traffic, which would negatively affect our business. We believe that our ability to compete effectively for traffic depends upon many factors both within and beyond our control, including:
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
•our ability to attract, retain, and motivate talented employees;
•the costs of developing and procuring new content, relative to those of our competitors;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•our reputation and brand strength relative to our competitors.
We also face significant competition for advertiser spending. We compete against online and mobile businesses and traditional media outlets, such as television, radio, and print, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product, or service offerings, and leverage their relationships based on other products or services to gain additional share of advertising budgets. We will need to continue to innovate and improve the monetization capabilities of our websites and our mobile products in order to remain competitive. We believe that our ability to compete effectively for advertiser spending depends upon many factors both within and beyond our control, including:
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
We may not be able to successfully execute on our planned build of a new social media platform and, even if successful, the initiative may lose money over the near to medium term.
We face significant risks and challenges associated with launching a new social media platform. The success of such a platform depends on various factors, including user adoption, engagement, and retention, as well as our ability to effectively compete in an increasingly crowded and rapidly evolving market. The following are key risks associated with the development and launch of our new platform:
•User Acquisition and Retention Risks: Achieving a sufficient user base for critical mass is a substantial challenge. We may face difficulties attracting and retaining users in a highly competitive market where established platforms already dominate. The failure to effectively engage and retain users could result in lower-than-expected platform growth, impacting our financial performance and the initiative’s long-term viability.
•Technological and Operational Challenges: Building a robust, scalable, and secure platform requires significant investment in technology infrastructure, research and development, and ongoing maintenance. Any failure in our technology systems, platform features, or user experience may lead to user dissatisfaction, security vulnerabilities, or service disruptions, which could harm our reputation and brand trust.
•Competition from Established Players: The social media industry is dominated by well-established platforms with significant market share, brand recognition, and user loyalty. Competing with these platforms requires substantial financial resources, effective marketing strategies, and continuous innovation. Our ability to differentiate our platform and attract users away from these competitors is uncertain, and we may fail to achieve the desired market penetration.
•Regulatory and Legal Risks: Social media platforms are subject to an evolving and increasingly complex regulatory environment, including data privacy laws, content moderation requirements, and anti-trust scrutiny. Any failure to comply with applicable regulations, or changes in the regulatory landscape, could result in legal liabilities, fines, or restrictions on our platform's operations, adversely affecting our business.
•Monetization Risks: We may face challenges in developing and executing a sustainable monetization strategy for the platform, whether through advertising, subscription models, or other revenue-generating mechanisms. If we are unable to effectively generate revenue at the scale necessary to support our platform’s growth and operations, our financial performance could be negatively impacted.
•Brand and Reputation Risks: The reputation of a social media platform is highly sensitive to user experience, content quality, and public perception. Any controversies, data breaches, or negative user experiences could severely damage our brand image and lead to user attrition, media scrutiny, or public backlash.
•Changing User Preferences and Trends: The social media landscape is dynamic, with user preferences and trends constantly evolving. The emergence of new technologies, shifts in consumer behavior, or changing cultural norms could result in a decline in demand for our platform, forcing us to pivot or rebrand. Our ability to anticipate and respond to these changes is uncertain and may affect our long-term success.
•Dependence on Third-Party Services: Our platform may rely on third-party services for infrastructure, data storage, advertising, or other essential functions. Any disruptions, price increases, or changes in the terms of service from these third parties could have a negative impact on our platform’s operations and user experience.
•Social and Ethical Risks: The content shared on our platform may be subject to misuse, including the dissemination of harmful, illegal, or misleading content. Despite implementing safeguards and moderation tools, we may face difficulties in ensuring that our platform remains free from toxic behavior, misinformation, or harmful content, which could result in reputational damage and regulatory scrutiny.
•Capital and Resource Constraints: Launching and scaling a new social media platform requires substantial capital and human resources. Our ability to secure the necessary funding, hire and retain skilled personnel, and allocate resources effectively may impact the pace and success of our platform’s growth. Any constraints in these areas could hinder our ability to execute our business plan effectively and meet market expectations. In the near to medium term, we would not expect to realize any gains on our investment, and there is risk that we never will.

Given these risks and uncertainties, there can be no assurance that our efforts to launch and grow a social media platform will be successful or result in the anticipated benefits.
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
•there may be changes in sentiment of our traffic about the quality, usefulness or relevance of our existing content or concerns related to privacy, security, or other factors;
•failure to successfully manage changes implemented by social media platforms, search engines, news aggregators or mobile application stores, and device manufacturers, including those affecting how our content and applications are prioritized, displayed, and monetized, could affect our business;
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
Adverse macroeconomic conditions in the U.S. and globally could negatively impact our business, financial condition, results of operations, and liquidity. These macroeconomic factors include: tariffs; inflation; current global supply chain disruptions; slower than expected growth or recession; changes to fiscal and monetary policy; any failure to raise the U.S. debt ceiling or to fund the federal government, leading to a shutdown; tightening of the credit markets, including as a result of bank failures and any resulting issues in the broader U.S. financial system; any higher interest rates; high unemployment; currency fluctuations; and the competitive labor market. These, and other, factors could adversely affect demand for advertising on our owned and operated sites and social media platforms or revenue generated from creating content, weakening our advertising sales and related revenue streams. Adverse economic conditions in the U.S. and globally have from time to time caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin, and expenses, and may make it more difficult to raise or refinance debt.
Further, sustained uncertainty about, or worsening of, current global economic conditions, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas and any related sanctions and geopolitical tensions, and further escalation of trade tensions between the U.S. and its trading partners, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could adversely affect our advertising revenue, content revenue, and affiliate commerce revenue, and could materially adversely affect our business, results of operations, financial condition, and growth.

The levels of our traffic to, and engagement with, our brands and content are critical to our success.
If we fail to increase our traffic, or if traffic engagement, including Time Spent, or ad engagement declines, our revenue, business, and operating results may be harmed. Our revenue and overall financial performance has been, and will continue to be, significantly determined by our success in increasing traffic and the overall level of traffic engagement with our content, including Time Spent, as well as increasing the number and quality of ad engagements. We anticipate that our traffic growth rate will slow over time as the level of our traffic increases. To the extent our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on our platforms. If people do not perceive our content to be useful, reliable, and entertaining, we may not be able to attract traffic or increase the frequency of engagement, and Time Spent, on our websites and applications and with the ads that we display. There is no guarantee that we will not experience a similar erosion of our engagement levels, including Time Spent, as our traffic growth rate slows.
Further, maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our traffic. Much of our new traffic is referred to us by our existing traffic. Maintaining and enhancing our brands will depend largely on our ability to continue to provide high-quality, entertaining, useful, reliable, relevant, and innovative content, which we may not do successfully. We may introduce new content, products, or terms of service or policies that our traffic, partners or advertisers do not like, which may negatively affect our brand. We will also continue to experience media, legislative, and regulatory scrutiny of our content, which may adversely affect our reputation and brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. A number of additional factors could potentially negatively affect our traffic growth and engagement, including Time Spent, including if:
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
•we experience service outages, data protection, and security issues;
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
Additionally, we receive a high degree of media coverage around the world. Negative publicity about our company, including about our content quality and reliability, changes to our content and services, privacy and security practices, labor relations, litigation, regulatory activity, and traffic experience with our content and services, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our content and services. Such negative publicity could also have an adverse effect on the size, demographics, engagement, and loyalty of our audience and could result in decreased revenue, which would adversely affect our business and operating results. If we are unable to increase our traffic or engagement, or if they decline, this could result in our content or services being less attractive to potential new traffic, as well as partners and advertisers, which would have a material adverse impact on our business, financial condition, and operating results. Additionally, if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

If we do not consistently produce high quality content and products in a timely manner, our revenue may be materially and negatively impacted.
In order to remain competitive and maximize the chances that audiences select our content and platforms as opposed to the various entertainment options available to them and with which our content and platforms compete, we must continuously develop new creative and relevant content. This content may not be well received by audiences, even if of high quality. Similarly, in order to maximize the chances that consumers select our content and products as opposed to other retail options available to them, we must continue to develop new products for partners and clients, and new channels through which to reach audiences, which may not be well received by consumers, even if of high quality. Audiences and consumers may be critical of our brands, content, products, services, platforms, and / or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. Any failure of our content or products to resonate with audiences or consumers may result in our inability to retain existing customers, clients, or partners, or engage new customers, clients, or partners.
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
We may not have sufficient cash flow from our business to repay the Notes at maturity or repurchase them upon a fundamental change, or when otherwise put to us, which could have an adverse effect on our financial condition. We cannot provide any assurances that we will be able to fund through operations the necessary amount of capital to repay these obligations. As a result, there is substantial doubt about our ability to continue as a going concern.
Based on its assessment, our management has raised substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited consolidated financial statements.
As of December 31, 2024, we had $30.0 million aggregate principal amount of unsecured convertible notes due 2026 issued in connection with the Business Combination (the “Notes”). As of December 31, 2024, we had $38.6 million of cash and cash equivalents, an increase of $3.0 million from December 31, 2023. On February 25, 2025, we repurchased approximately $0.3 million of the Notes, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025. Refer to Note 22 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details about the repayment (repurchase).
Each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after March 31, 2025 (or, upon payment of a cash fee of $1.2 million to the holders of the Notes, May 31, 2025), at a repurchase price equal to the principal amount plus accrued and unpaid interest, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. We may not have sufficient funds to satisfy the terms of the indenture governing the Notes in either event or be capable of negotiating an alternative restructuring of the Notes. Such a failure could trigger an event of default under the indenture governing the Notes, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity, which we may not be able to do. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased.
Failure of our Class A common stock to be listed on any national securities exchange or quoted on Nasdaq would constitute a fundamental change under the indenture governing the Notes. As such, within 20 business days of a delisting, we would have to offer to repurchase the Notes, for cash, at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest, no later than the 35th business day following such notice. In the absence of a refinancing of our debt, we may not have the funds on hand to make such payment within 35 business days of such a fundamental change and, in that event, may not be able to fulfill our repurchase obligation, leading to a potential event of default under the Notes.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes. Our ability to pay cash in order to repurchase the Notes or upon maturity of the Notes depends in part on our future performance, which is subject to economic, financial, competitive and other factors including, but not limited to, rising inflation, elevated interest rates, and other negative macroeconomic factors, some of which are out of our control. Our business may not generate cash flow to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive, which could have a material adverse effect on our financial condition and ability to continue as a going concern.
Our ability to repurchase the Notes when requested by the holders of the Notes, or to pay cash at maturity of the Notes, may be limited by law, regulatory authority or agreements governing any future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes would constitute a default under the indenture. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
As discussed in Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, we may, at our election, force conversion of the Notes after December 3, 2024, subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price (currently $50.00) for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur. The closing price of our Class A common stock was $2.67 on December 31, 2024, and $1.97 on March 12, 2025. As a result, we currently believe it is unlikely we will be able to force conversion of the Notes.
Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund operations for the next 12 months from March 14, 2025, assuming the Notes are not called prior to the stated maturity date of December 3, 2026. However, unless we are able to refinance or repurchase the Notes, our expectation is that the Notes will be called on the later of (i) March 31, 2025, or (ii) May 31, 2025, the date to which the Company can further extend the put option by paying an additional fee of $1.2 million as provided in the fourth supplemental indenture governing the Notes. If the Notes are called, our existing cash would not be enough to fund operations for the next 12 months. If the Notes are not called, our assessment that we will have sufficient existing cash and cash equivalents to fund operations for the next 12 months is based on our management’s current assumptions, which may prove to be wrong, and we could spend our available financial resources faster than we currently expect.
Our ability to continue as a going concern may depend on our ability to obtain additional debt or equity financing or through consummating other transactions to strengthen our balance sheet. We are currently working with external advisors to optimize our consolidated balance sheet and evaluate our assets. We are also evaluating potential public and private offerings of debt or equity securities, including securities convertible into or exercisable or exchangeable for our Class A common stock, which could result in significant dilution.
The going concern opinion issued by our independent registered public accounting firm could impair our ability to finance our operations through public or private equity offerings, or debt financings, or a combination of one or more of these funding sources. Any additional equity or debt financing could be extremely dilutive to our current shareholders. Additional debt financing could impose restrictions on our ability to operate our business. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain capital, or consummate additional asset sales (if needed), our business would be jeopardized and we may not be able to continue operations.
A portion of our online traffic is generated from other third-party platforms and Internet search engines. Declines in referrals from third-party platforms could therefore cause our revenue to decline.
Our success depends in part on our ability to attract online visitors to our owned and operated properties, and we depend in part on referrals from third-party platforms and Internet search companies, most prominently Apple News, Google, Facebook, YouTube, Instagram, TikTok, Snapchat, and X (formerly Twitter), to direct visitors to our owned and operated properties. Our ability to maintain or increase the number of visitors to our owned and operated properties from third-party platforms and Internet search engines is not entirely within our control.

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
Since our inception, we have generally incurred significant losses and we may continue to incur net losses in the future. For the year ended December 31, 2024, we had a net loss from continuing operations of $34.0 million. As of December 31, 2024, we had an accumulated deficit of $621.9 million. We have significantly decreased our expenses since 2022; however, we cannot guarantee that we will be able to increase our revenue in order to achieve or maintain profitability or generate positive cash flow. For example, during the year ended December 31, 2024, our total revenue decreased by 18% compared to the year ended December 31, 2023.
Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could disrupt our business and harm our financial condition and operating results.
In the past, we have made acquisitions and investments, such as our acquisition of HuffPost in February 2021 and of Complex Networks (including First We Feast) as part of the Business Combination. We have also disposed of businesses (i.e., our sale of certain assets relating to the business of Complex Networks pursuant to the Asset Purchase Agreement, dated as of February 21, 2024, with Commerce Media Holdings, LLC (i.e., the “Complex Disposition”) and our sale of certain assets and liabilities relating to the business of First We Feast pursuant to the Asset Purchase Agreement dated December 11, 2024, with FEAST OPCO LLC (i.e., the “First We Feast Disposition”)). We continue to work with our advisors to optimize our consolidated balance sheet and evaluate our assets. If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are different from current balance sheet values, which could result in significant asset write-down charges that could have a material adverse effect on our financial condition and results of operations. We may also incur significant or unanticipated expenses, experience greater dis-synergies than expected, or disrupt relationships with our employees, customers and business partners. There can be no assurance whether the strategic benefits and expected financial impact of any divestiture, including the Complex Disposition and the First We Feast Disposition, will be achieved. Such actions may also result in the diversion of management time and focus from operating our business or result in claims against us, including from stockholders. The occurrence of any of these events could have an adverse effect on our reputation, business, and results of operations.
Our applications of AI generally may not be successful, which may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results.
We are increasingly building AI into many of our offerings, including generative AI. As with many innovations, AI presents additional risks and challenges that could affect its adoption and therefore our business. AI and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in additional costs, new or enhanced governmental or regulatory scrutiny, litigation, unintended consequences, such as discrimination or bias, errors in our systems, or other complications that could adversely affect our business, reputation, or financial results. We may also be subject to criticism for the way we use AI, even if we are acting in a responsible manner. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and machine learning technology and also may make it more difficult to operate our business or to protect our intellectual property. In addition, market acceptance of AI and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Further, we may rely on third-party providers for the development and maintenance of our AI systems, which could increase our risk of exposure to security breaches and other disruptions. Uncertainty around AI, including generative AI, may require additional investment to develop new approaches to attribute or compensate content creators, which could be costly. Any of these factors could adversely affect our business, financial condition, and results of operations.
We may not realize the expected financial and operational benefits of our recently announced restructuring plan, and its implementation may negatively impact our business.
In February 2025, we reduced expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline our news operations for HuffPost. There can be no assurance that our business will be more efficient or effective than prior to implementation of the plan. In addition, we cannot guarantee that this restructuring will achieve the desired and anticipated benefits within any expected timeframe. Our expectations are subject to many estimates and assumptions, and the actual savings and costs, and the timing for those savings and costs, may vary materially. Further, we have implemented restructuring plans in the past, including as recently as February 2024, and there can be no assurances that further restructuring plans will not be needed. The implementation of this restructuring plan, or any we implement in the future, may also be costly and disruptive to our business or have other negative consequences, such as litigation, attrition beyond our planned reduction in workforce, negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business.
The loss of key personnel, management having limited public company experience, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
Our business depends on the continued performance of key personnel. We have not entered into any employment agreement or non-competition agreement with our Chief Executive Officer and Founder, Jonah Peretti, and his employment with us is at-will, as is our employment relationship with the other members of our senior management team. Changes in our management team, whether due to voluntary departures or other reasons, could disrupt our operations, hinder the execution of our strategies, and negatively affect employee morale and productivity. In addition, most of our content is custom-made for our business by our personnel. The loss of key personnel, including key engineering, video, editorial, and sales personnel, could disrupt our operations and have an adverse effect on our business. Similarly, the loss of an influencer, content creator or other creative talent or on-camera talent could harm our ability to create or use the paid or sponsored branded, editorial, syndicated, and studio content featuring such creator or talent, which could have a negative impact on our revenues.
We are subject to regulatory oversight and reporting obligations, and failure to retain key personnel with the necessary expertise could impact our ability to meet these obligations, affect our relationships with investors and analysts, and harm our business, financial condition, and operating results. Moreover, volatility in our stock price could limit our ability to attract, retain, and motivate employees through equity-based incentives, further exacerbating challenges related to employee retention and morale.

Further, if our diversity and inclusion efforts are perceived as insufficient, on the one hand, or overdone, on the other hand, we may not be able to attract and retain talent, we may be subject to investigations, litigation, and other proceedings, and our brand and reputation and stock price may be harmed.
Further, many members of our management team have limited experience managing a publicly traded company and navigating the complex regulatory environment for public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management, and failure to retain key personnel could adversely affect our business, financial condition, and operating results.
Use of content creators and on-camera talent may materially and adversely affect our reputation.
We maintain relationships with and monetize content created by many content creators and on-camera talent. Negative commentary regarding us, our products and services, or content creators, talent, and other third parties who are affiliated with us may also be posted on social platforms and may be adverse to our values, reputation, or business. Content creators and on-camera talent with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect and distance ourselves from this activity may not be effective in all cases. Our target consumers often value readily available information and could act on such information without further investigation and without regard to its accuracy. Whether the information is accurate or not, the harm may be immediate, without affording us an opportunity for redress or correction. Further, such behavior by a content creator or on-camera talent may result in our being unable or unwilling to continue current production or other activities, and use and monetize our library of paid or sponsored branded, editorial, syndicated, and studio content featuring such creator or talent, which could have a negative impact on our revenues and the intrinsic value of our existing assets.
Relationships with third parties managing certain of our branded operations outside of the U.S. may materially and adversely affect our reputation.
Increasingly, our branded operations outside of the U.S. are managed via license agreements with third parties, such as our relationship with Independent Digital News Media Limited. Refer to Note 21 included elsewhere within this Annual Report on Form 10-K for further details on the license agreement with Independent Digital News Media Limited. While we require the third parties to which we license our intellectual property to follow certain brand guidelines and these parties are otherwise obligated to protect the value of our property and reputation, we cannot assure that they will do so, and, if they fail, such failure could adversely affect our business. Further, the failure of these third parties to successfully exploit our intellectual property in the territories in which they have the exclusive right to do so could have a negative effect on our revenues or diminish the overall value of our brands which, in turn, could adversely affect our business and operating results. In addition, licensing the rights to exploit our intellectual property may make it difficult for us to sell that underlying property, if we want to do so, as a potential buyer may want the right to exploit it throughout the world, unencumbered by these rights.
Our financial results have fluctuated in the past and will fluctuate in the future.
Our historical financial results have fluctuated in the past and we expect they will continue to do so. Our financial results in any given reporting period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
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
•the development and introduction of new content, products, or services by us or our competitors;
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
Service delays, outages or disruptions, or the loss or compromise of data, could result from a variety of causes, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses, malicious cyber activities, denial of service, fraud, or security attacks. In addition, our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, equipment or telecommunications failures, cyber attacks, terrorist attacks, political or social unrest, and other events over which we have little or no control. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service, so some data or systems may not be fully recoverable after such events.
In addition, we rely on third-party providers over which we have little or no control for our principal Internet connections and co-location of a significant portion of our data servers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, some of our content and services may become inaccessible to the public or the public may experience difficulties accessing our content and services. Any disruption or failure in our infrastructure, whether resulting from our actions or omissions, or those of third-party providers, could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business. As the level of our traffic increases, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve, and analyze our content. It may become increasingly difficult to maintain and improve the performance of our services, especially during peak usage times, as our services become more complex and our user traffic increases. The systems through which we provide our services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced when we make modifications, which might cause service malfunctions or require services to be taken offline while corrective responses are developed. If our traffic is unable to access our platform or our content on third-party platforms, or we are not able to make content available rapidly on our platform or on third-party platforms, our traffic may seek other channels to obtain the information, and may not return to our platform or view our content on third-party platforms, or use our platform as often in the future, or at all. This would negatively impact our ability to attract, retain, and increase the number and engagement of our traffic, platform partners, and advertisers, as well as damage our brands, generate legal costs or liability, and harm our operating results.
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
As we continue to look for ways to diversify our business, we may need to invest in our operating capacities, such as research and content development, in order to keep pace with our competition. In those areas where we invest, such as, for example, in our capacity to leverage AI and develop new associated products, we may face significant competition for talent and we may not be able to hire the right new employees to meet our needs. Providing our content, services, and features to our audience and customers is costly and we expect there to be upward pressure on expenses as we continue to work to deepen engagement and develop and implement new features and services that require more infrastructure. While we continue to look for ways to offset these upward pressures on expenses, including by reducing costs elsewhere, we may not be successful. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Any of this could negatively affect our business performance.
If the security of our information technology systems or data is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.
Our operations involve the collection, storage, use, and transmission of personal and proprietary information of certain of our users, advertisers, and partners on our equipment, networks, and corporate systems. Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties on which we rely may be subject to a variety of evolving threats, including social-engineering attacks, malware, malicious code, hacking, credential stuffing, and denial of service.
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
In addition, we rely on the technology and systems provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions), and other operations. Our ability to monitor the information security practices of these third parties is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third-party service provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms, policies, or contractual obligations, our sensitive information may be improperly accessed or disclosed, and we may experience adverse consequences. Even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our sensitive information. We or our third-party providers may also experience failures or malfunctions of hardware or software, the loss of technology assets, or the loss of data that, while not caused by threat actors, may have a similar impact and risk to our business. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-

related obligations to us, or cause the loss of our data or prolonged downtime, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, hardware, software, or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. We also currently use open-source software and anticipate possibly using open-source software in the future. The use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Additionally, outside parties may attempt to fraudulently induce our employees, traffic, or advertisers to disclose sensitive information in order to gain access to our data or our traffic’s or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Further, our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters or the effects of climate change (such as increased storm severity and flooding), fires, power or Internet outages, acts of terrorism, or other similar events. If any of these or similar events occur, our or our third-party partners’ sensitive information and IT systems could be compromised, resulting in a security incident or other interruption.
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
Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a perceived breach of our security occurs or an actual breach of our security that results in degraded website or application performance, unauthorized access, availability problems, or the loss or unauthorized disclosure of confidential information occurs, the market perception of the effectiveness of our security measures could be harmed, our traffic, advertisers, and partners may lose trust and confidence in us or decrease the use of our websites, applications or services or stop using our services in their entirety; and we may incur significant legal and financial exposure, including legal claims, higher transaction fees, and regulatory fines and penalties. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, malware, worms, hacking, physical and electronic break-ins, router disruption, sabotage or espionage, and other disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We may not be in a position to promptly address attacks or to implement adequate preventative measures if we are unable to immediately detect such attacks. Any of these actions could have a material adverse effect on our business, reputation, and operating results. Such events could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, including changes to security measures, to deploy additional personnel, to defend litigation or to protect against similar future events, and may cause damage to our reputation or loss of revenue. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our systems and sensitive information.
Any security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly and the failure to comply with these legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the SEC) have and may continue to enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expenses or liabilities, or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.

Some of our services contain open-source software, and we license some of our software through open-source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.
We use open-source software in our products and services and will use open-source software in the future. In addition, we contribute software source code to open-source projects under open-source licenses or release internal software projects under open-source licenses, and anticipate doing so in the future. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code we contribute to open-source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition, and operating results.
Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, streaming tools, networks, and standards that we do not control.
We make our content available across a variety of operating systems and through websites. We are dependent on the compatibility of our content with popular devices, streaming tools, desktop and mobile operating systems, and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, and Firefox. Any changes in such systems, devices, or web browsers that degrade the functionality of our content or give preferential treatment to competitive content could adversely affect usage of our content. A majority of our traffic accesses our content and services through mobile devices and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services, and applications. As a result, our ability to grow advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. We are dependent on the interoperability of our content and our applications with popular mobile operating systems, streaming tools, networks, and standards that we do not control, such as the Android and iOS operating systems. Our mobile applications are downloaded from third-party app stores, such as the Apple App Store and Google Play. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing content or applications that operate effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute our content or applications, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update, or access our content and applications on mobile devices, give preferential treatment to competitive, or their own, content or applications, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or applications, could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our products expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our applications and services, particularly on mobile devices, or if our traffic chooses not to access our content or use our applications on their mobile devices or choose to use mobile products that do not offer access to our content or our applications, or if the preferences of our traffic requires us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, ad targeting, and monetization could be harmed and our business and operating results could be adversely affected.
Our business depends on continued and unimpeded access to our content and services on the Internet. If we or those who engage with our brands or content experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers.
We depend on the ability of our traffic and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt, or increase the cost of access by our traffic to our content, products or services, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our content, products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security to us and our traffic. As the Internet continues to experience growth in the level of traffic, frequency of engagement, and amount of data transmitted, the Internet infrastructure that we and our traffic rely on may be unable to support the demands placed upon it. Failures of the Internet infrastructure that we or our traffic rely on, even for a short period of time, could undermine our operations and harm our operating results.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, where we historically maintained significant deposits, and another bank, were swept into receivership. While the U.S. Federal Reserve, the U.S. Treasury Department, and the Federal Deposit Insurance Corporation (the “FDIC”) guaranteed all deposits above and beyond the limit on insured deposits at these banks, there can be no assurance that there will not be additional bank failures or issues in the broader U.S. financial system, which may have an impact on the broader capital markets and, in turn, our ability to access those markets.
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
In addition, historically our deposit accounts have held deposits in excess of the FDIC-insured amount of $250,000 (actual dollars) per depositor. There can be no assurance our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.
Audience loyalty and brand reputation, and in turn ad revenue, may be adversely impacted amid growing skepticism towards traditional media.
Growing skepticism and frustration from audiences regarding the role of the media, including our platforms, present significant risks to our business. A substantial portion of the public across the political spectrum has become disillusioned with traditional media, citing perceived political bias, concerns about censorship or self-censorship, and frustrations over the lack of investigative coverage. As a result, some consumers have disengaged from mainstream outlets and turned to alternative information sources, including independent journalists and nontraditional platforms, which could threaten our ability to retain audience loyalty and engagement.
This shift in audience behavior could lead to declining readership and reduced engagement, impacting our advertising revenue and overall brand reputation. Additionally, as consumer preferences evolve, we may face challenges in monetizing our content through traditional advertising models, requiring us to explore new revenue strategies. Maintaining credibility in this climate will require careful editorial decisions, investigative rigor, and high journalistic standards.

As consumer preferences evolve and advertisers become more cautious about aligning with brands perceived as politically or socially controversial, we may face challenges in maintaining advertiser relationships and consumer loyalty. Changes in consumer behavior, driven by shifting political and social attitudes, could result in decreased demand for our content, lower advertising revenue, and heightened pressure to adapt our strategies to mitigate potential reputational and financial impacts.
International Challenges and Risks.
We have offices around the world and our content is available in multiple languages. Our business and the conduct of our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Operating internationally subjects us to risks, and may increase risks that we currently face, including risks associated with:
•recruiting, integrating, and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•providing our content and operating across a significant distance, in different languages, and among different cultures, including the potential need to modify our products, content, and services to ensure that they are culturally relevant in different countries;
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
•risk of fluctuations in foreign currency exchange rates, as we transact business in various foreign currencies, including obtaining revenue and incurring costs denominated in foreign currencies, primarily the British pound, Japanese yen, Australian dollar, Mexican peso, and Canadian dollar and, accordingly, changes in exchange rates, could negatively affect our and results of operations as expressed in U.S. dollars, a risk we do not currently engage in hedging activities to limit;
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

We operate a hybrid work environment in which a significant portion of our workforce works either in-person on a part-time basis, or remotely on a permanent basis. As a result, we are subject to the challenges and risks of having a remote and hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who work remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. Hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, hybrid working arrangements may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale and retention rates. A remote work environment may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

In addition, we expect to incur costs related to a hybrid workforce, including, among other things, facilitating permanent remote work for a portion of our workforce and updating our offices to offer more collaborative workspaces. If we are unable to effectively operate a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated event could impact our cloud infrastructure and result in lengthy interruptions in our services. In addition, acts of terrorism and other geopolitical unrest (including the ongoing conflicts between Israel and Hamas and between Russia and Ukraine) could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program for a subset of our properties, which allows us to serve static content or switch content delivery networks in the event of a catastrophe. Although the program is functional, our properties will have degraded experiences including a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition, and operating results. Further, a portion of our employees are journalists, who may face heightened dangers during such catastrophes, particularly when reporting in high-risk environments, and any failure on our part to mitigate such risks could cause us reputational harm and adversely impact our business, financial condition, and operating results.
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
During 2024, with the oversight of the audit committee of our board of directors, we continued to execute remediation plans and enhanced controls within the financial statement close process, including documentation improvements for certain higher risk and material balance sheet reconciliation schedules and supporting financial calculations and analyses. Our management will continue to implement remediation plans to define control procedures, enhance documentation, and enforce segregation of duties to ensure controls are adequately designed and operate sufficiently including, but not limited to: enhancing certain higher risk balance sheet reconciliation schedules, including the completeness and accuracy of information used in controls and the related review procedures; enhancing review procedures with respect to financial results and supporting financial calculations; designing processes and controls to adequately segregate job responsibilities; redesigning workflow approval routing and security permissions; and reducing reliance on manual controls.
With respect to a lack of formalized IT general controls in the area of change management and logical security controls over financial IT systems, our management began implementing remediation plans to address certain control deficiencies around system development and change management and IT security, including formalizing the processes and controls around security administration and implementing user access reviews for certain key financial systems. Management has hired resources with technical expertise and will continue to centralize security administration for several financial applications and further enhance logical access controls for the remaining applications. Our management will continue to implement processes and controls to further support and provide appropriate oversight over key financial systems, and intends to continue to implement remediation plans, including, but not limited to: centralizing the change management function; implementing policies and procedures with respect to change management and system development; documenting test procedures and approvals relating to changes made to production; maintaining separate development, test, and production environments; and formalizing controls around security administration.

These improvements to our internal control environment are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. While we are working to remediate the material weaknesses as efficiently and effectively as possible, we cannot predict the success of our remediation plan. As such, full remediation could potentially extend beyond December 31, 2025. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures. We cannot assure you that we will not identify other material weaknesses in future periods. We have expended, and expect to continue to expend, significant time and resources with the aim of remediating our material weaknesses. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in the delayed filing of required periodic reports.

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
We have recorded significant impairment charges in the past and could do so again in the future, which could have a material adverse impact on our results of operations.
In 2022, we recorded material charges related to the impairment of our goodwill and certain long-lived assets. We had approximately $43.3 million of goodwill and $11.8 million of acquired intangible assets on our consolidated balance sheet as of December 31, 2024. Under accounting principles generally accepted in the United States (i.e., U.S. GAAP), we are required to review our intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.
We perform an assessment of goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, or we may determine to proceed directly to the quantitative impairment test. Circumstances which could trigger an assessment of goodwill for impairment include, but are not limited to: a significant decline in our stock price for a sustained period; significant negative industry or economic trends; our overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events including changes in management, key personnel, strategy, or customers; and other events affecting our single reporting unit.
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
Our operating cash flows, together with cash and cash equivalents, may be insufficient to meet our working capital and capital expenditure requirements and, from time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, and the condition of the capital markets and other factors, some of which are outside of our control. We do not know whether additional financing will be available to us on favorable terms when required, or at all. For example, the U.S. Federal Reserve increased its benchmark rate numerous times in recent years, and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. Increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may also adversely affect our ability to obtain, or the terms under which we can obtain, any potential additional funding. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, and our operating cash flows, together with cash and cash equivalents, are otherwise insufficient, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change or when required by the holders of the Notes, or to repay the Notes in cash at their maturity, and any future debt may contain limitations on our ability to pay cash upon conversion, redemption, or repurchase of the Notes.
Each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after March 31, 2025 (or, upon payment of a cash fee of $1.2 million to the holders of the Notes, May 31, 2025), at a repurchase price equal to the principal amount plus accrued and unpaid interest. We may not have sufficient funds to satisfy the terms of the indenture governing the Notes in such event, or be capable of negotiating an alternative restructuring of the Notes. Such a failure could trigger an event of default under the indenture governing the Notes, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity, which we may not be able to do.
Moreover, we will be required to repay the Notes, in cash, at their maturity (i.e., December 3, 2026), unless earlier converted, redeemed, or repurchased. Further, if we experience a fundamental change, we would be required to offer to repurchase the Notes, for cash, at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered. Such a failure could trigger an event of default under the indenture governing the Notes, which would allow the holders of the Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity, which we may not be able to do so. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition, our ability to repurchase, redeem, repay, or to pay cash upon conversion of Notes may be limited by law, regulatory authority, or agreements governing any future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes would constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes, or the fundamental change itself, could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the interest on such indebtedness and repurchase the Notes.

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
The provisions in the indenture governing the Notes may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. We may need to seek amendments to the indenture governing the Notes in some cases in order to take actions which are otherwise limited by the covenants therein. As a result, restrictions in our debt facilities could adversely affect our business, financial condition, and results of operations.
Our current or future debt obligations may restrict our business operations.
As of December 31, 2024, the carrying amount of indebtedness outstanding was $25.5 million (the aggregate principal amount outstanding was $30.0 million). As discussed in Note 8 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K, on February 21, 2024, we terminated our three-year $50.0 million revolving loan and standby letter of credit facility agreement (the “Revolving Credit Facility”). Furthermore, on February 25, 2025, we repurchased approximately $0.3 million of the Notes (refer to Note 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K). Consequently, we had approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025.
Our ability to make scheduled payments with respect to, or to refinance, the Notes depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.
The Notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.
The Notes mature on December 3, 2026, are convertible into shares of our Class A common stock at a conversion price of approximately $50.00, and bear interest at a rate of 8.50% per annum, payable semi-annually. As of December 31, 2024, the Notes were convertible into approximately 600,001 shares of our Class A common stock and, as of March 14, 2025, the Notes were convertible into approximately 594,301 shares of our Class A common stock. The sale of the Notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of Class A common stock into which the Notes are convertible. If shares of Class A common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders and the market price of our Class A common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our Class A common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.

Our warrants that are accounted for as liabilities and the changes in value of our warrants could have a material effect on the market price of our common stock or our financial results.
We account for the 9,842,500 warrants issued in connection with 890’s initial public offering (including the 9,583,333 public warrants sold as part of the units in the initial public offering and the 259,167 private placement warrants underlying the private placement units) in accordance with the guidance contained in Accounting Standards Codification 815, Derivatives and Hedging. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in our consolidated statement of operations, and therefore, our reported earnings. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses has been, and could continue to be, material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. Refer to Note 4 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we had accumulated $298.5 million and $11.6 million of U.S. federal and state net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income, some of which will begin to expire in 2030 for U.S. federal tax purposes and 2025 for state tax purposes. U.S. federal NOL’s generated in tax years ending after December 31, 2017 may offset no more than 80% of future taxable income, but can be carried forward indefinitely. It is possible that we will not generate sufficient taxable income in time to use our NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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
Risks Related to Ownership of Our Securities
We may issue additional shares of Class A common stock or securities exercisable for or convertible or exchangeable into shares of Class A common stock (including upon the exercise of our warrants or via our at-the-market offering), which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
We have previously entered into, and may in the future enter into, contractual arrangements with certain customers and other parties, and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of our warrants and / or common stock upon achievement of specified milestones. As of December 31, 2024, there were: outstanding public warrants originally issued by 890, but which we assumed in connection with the Business Combination, exercisable for an aggregate of 2,395,833 shares of our Class A common stock at an exercise price of approximately

$46.00 per share. In addition, there were 259,167 outstanding private placement warrants, also originally issued by 890 and assumed by us in connection with the Business Combination, and 33,333 outstanding working capital warrants, issued by us in connection with the Business Combination, exercisable for an aggregate of 73,125 shares of our Class A common stock at an exercise price of approximately $46.00 per share. Further, as of December 31, 2024, the Notes were convertible into approximately 600,001 shares of our Class A common stock and, as of March 14, 2025, the Notes were convertible into approximately 594,301 shares of our Class A common stock. Moreover, we may issue a substantial number of additional shares of our Class A common stock (or securities convertible, exercisable, or exchangeable for Class A common stock) in the future, whether (i) pursuant to the at-the-market-offering described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere within this Annual Report on Form 10-K, under which the remaining authorized balance of the at-the-market-offering was approximately $147.0 million as of December 31, 2024, (ii) in connection with private placements or other equity or debt offerings, (iii) as an element of contractual relationships with customers, (iv) stemming from acquisitions or other transactions, (v) as part of compensation arrangements, or (vi) as a result of financing transactions. The issuance of additional shares of our Class A common stock as a result of any of the aforementioned transactions may result in significant dilution to the holders of our Class A common stock and an increase in the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public markets may adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.
We have the ability to redeem our outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $72.00 per share for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we give notice of redemption. If and when the public warrants become redeemable by us, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force holders to: (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so; (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold on to such warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
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
The exercise price for the outstanding public warrants is approximately $46.00 per share of our Class A common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.
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
•the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
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
•sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, increased interest rates, inflationary pressures, fuel prices, international currency fluctuations, supply chain disruptions, labor shortage and disputes, acts of war, terrorism, and the direct and indirect results of the of global pandemics on the markets and the broader global economy.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, securityholders may not be able to sell their securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer, which limits other stockholders’ ability to influence the outcome of important transactions, including a change in control.
In addition to voting together with our Class A common stock (with one vote per share) on all matters, the holders of our Class B common stock are entitled to 50 votes for each share of Class B common stock held of record by such holder on each matter on which such holders of such shares are entitled to vote, as set out in our second amended and restated certificate of incorporation. As of December 31, 2024, Jonah Peretti and his affiliates held approximately 97% of our Class

B common stock and, as such, approximately 64% of the voting power of our common stock. Accordingly, Mr. Peretti is able to exert substantial influence over matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Mr. Peretti may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of BuzzFeed, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of BuzzFeed, and might ultimately affect the market price of shares of our Class A common stock.
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
•the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the board of directors;
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

Our common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets, and our competitors. Currently, no analysts cover our Class A common stock. Even if one or more analysts begin to cover our common stock, analysts may establish and publish their own periodic projections for our company. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price or trading volume may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock, or publishes inaccurate or unfavorable research about our business, our share price or trading volume could decline. As a result, the market price and trading volume for our common shares could be adversely affected due to the lack of external research and analysis on our business.
If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our Class A common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting. A delisting of our common stock from Nasdaq would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. It could also lead to the failure of our securities to be covered by securities analysts or the reduction in our coverage by the news media, which could cause the price of our common stock to decline further. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, customers, business partners, and employees, and may also result in fewer business development opportunities. Further, under the indenture governing the Notes, the failure of our Class A common stock to be listed on any national securities exchange or quoted on Nasdaq would constitute a fundamental change, giving the holders of the Notes the right to require us to repurchase, for cash, all or a portion of their Notes at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.

Unless our common stock continues to be listed on a national securities exchange or quoted on Nasdaq, it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.
In addition to the foregoing, if our common stock is delisted from Nasdaq and is, instead, traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. If our common stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares until our common stock is no longer a penny stock.
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
On June 2, 2022, an aggregate of (1) 25,672,112 shares of our Class A common stock (including 694,018 shares of our Class A common stock subject to outstanding equity awards), (2) 3,004,958 shares of our Class B common stock, and (3) 1,619,508 shares of our Class C common stock held by our stockholders became available for sale without restriction, other than applicable securities laws. In addition, on December 3, 2022, an aggregate of 1,796,875 shares of our Class A common stock held by 200 Park Avenue Partners, LLC, PA 2 Co-Investment LLC, Craig-Hallum Capital Group LLC and certain affiliated individuals became available for sale, subject to applicable securities laws. Since the beginning of 2023, John Johnson III and Johnson BF, LLC, who collectively owned 4% of our Class A common stock as of February 28, 2023, sold approximately 14% of their holdings. Additionally, General Atlantic BF L.P., which owned approximately 6% of our Class A common stock as of February 28, 2023, sold all of its holdings during 2023. In March 2025, New Enterprise Associates 13, L.P., a holder of approximately 10% of our common stock as of December 31, 2024, sold 69,008 shares of our Class A common stock.
Further, pursuant to the 2021 Equity Incentive Plan, we grant stock-based awards to our officers, employees, directors, and consultants. Refer to Note 10 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details on outstanding awards as of December 31, 2024. Any significant discretionary sales by the recipients of equity awards, including sales of shares received upon the settlement of restricted stock units or exercise of options (or sell-to-cover transactions effected to address any associated tax liabilities or exercise prices of such options), or sell-to-cover transactions effected to address any associated tax liabilities in connection with the settlement of significant amounts restricted stock units at one time, would be very dilutive to existing stockholders. Any such sales may also result in trading volatility and reduce the market price of our Class A common stock.
In addition, in the future, we may sell additional shares of Class A common stock, including through our at-the-market-offering described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere within this Annual Report on Form 10-K, which could cause the market price of our Class A common stock to decline. We may also issue preferred shares or other equity ranking senior to our Class A common stock. Any such preferred shares will have, and those other securities will generally have, priority upon liquidation. Such securities also may be governed by an instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our Class A common stock. Because our decision to issue equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital-raising efforts. As a result, future capital-raising efforts may reduce the market price of our Class A common stock and be dilutive to existing shareholders.
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
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder, employee, or agent of ours to us or our stockholders or any claim for aiding and abetting such alleged breach; (iii) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee, or agent of ours arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (iv) action or proceeding to interpret, apply, enforce, or determine the validity of our second amended and restated certificate of incorporation or restated bylaws; or (v) action or proceeding asserting a claim against us or any current or former director, officer, stockholder, employee, or agent of ours governed by the internal affairs doctrine, will, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction thereof, and state or federal court located within the State of Delaware. Unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the exclusive forum for the resolution of any action or proceeding asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock will be deemed to have notice of and to have consented to the forum provisions in our second amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she, or it believes to be favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation invalid or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations, and result in a diversion of the time and resources of our management and our board of directors.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements.
We are considered a “controlled company” under the rules of Nasdaq. Controlled companies are exempt from certain Nasdaq corporate governance rules, including the requirements that (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq, (ii) director nominees be selected or recommended to the board of directors by independent directors, and (iii) we have a compensation committee composed entirely of independent directors. Although we are eligible to use some or all these exemptions, we are not currently availing ourselves of any of these exemptions. However, if we are to use some or all of these exemptions in the future, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business, including, but not limited to contracts, securities, privacy, rights of publicity, data protection, content regulation, advertising and marketing, intellectual property (copyright, trademark and patent), libel and defamation, labor and employment, bribery and corruption, economic and trade sanctions, competition, protection of minors, consumer protection, taxation, and regulation of controlled substances. Many of these laws and regulations are subject to constant legislative or administrative review and modification. Additionally, many of these laws and regulations are still being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. In addition, foreign data protection, privacy, libel and defamation, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the U.S. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.
The U.S. government, including the FTC and the Department of Commerce, has announced in past years that it is reviewing the need for greater regulation for the processing of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. There have been a number of legislative proposals in the U.S., at both the federal and state level, that would impose new obligations in areas such as privacy, consent and data protection. There have also been various congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. Congress has been actively considering revisions to Section 230. The current Administration has supported limiting the scope of Section 230 to, among other things, reduce the protection for moderation of user-generated content, and on January 20, 2025, Brendan Carr, who also supports such limitations, was designated as Chairman of the Federal Communications Commission. If Congress revises or repeals Section 230 or the Federal Communication Commission adopts new rules, we may no longer be afforded the same level of protection offered by current Section 230. Additionally, recent amendments to U.S. patent laws may affect the ability of companies, including us, to defend against claims of patent infringement.
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

Further, new laws and regulations, changes in existing laws and regulations, or the interpretation of them, our introduction of new content, features, and services, or an extension of our business into new areas, could increase our future compliance costs, make our content, features, and services less attractive to our traffic or advertisers, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, and negative publicity.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations, and other proceedings involving competition and antitrust, advertising and marketing, intellectual property (including copyright, trademark and patent), privacy, defamation, libel and slander, consumer protection, securities, tax, labor and employment, bribery and corruption, economic and trade sanctions, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The foregoing list is non-exhaustive. We have faced and will continue to face claims relating to our content that is published or made available through our websites and applications, or through third-party platforms or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights (including copyright, trademark, and patent), rights of publicity and privacy, and FTC regulation. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. If we do not prevail in litigation, we could incur substantial liabilities, some or all of which may not be covered by our insurance. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute. Further, pending or future legal proceedings could result in a diversion of our management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights.
Where risk of loss is probable and we can make a reasonable estimate of the liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending legal proceedings is a complex, fact-intensive process that is subject to judgment calls. The results of legal and regulatory proceedings cannot be predicted with certainty. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business. If we incur costs or liability as a result of these events occurring, our business, financial condition, and operating results could be adversely affected. Liability may also impact our insurance premiums as well as our ability to obtain or maintain insurance coverage. Further, any adverse determination related to legal proceedings or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
Our intellectual property rights are valuable, and any inability to protect, or challenges to, them could reduce the value of our content, services, and brand.
Our trademarks, logos, trade secrets, copyrights, and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, a combination of work for hire, consulting, assignment, license and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret, and patent laws, to protect our brand and other intellectual property rights. However, these agreements may be breached, which could impair or destroy the value of this intellectual property to us. Moreover, various other events outside of our control pose a threat to our intellectual property rights. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our content and brands are utilized in commerce. Also, the efforts that we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or content that are substantially similar to ours and compete with our business.
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
We may be unable to obtain patent or trademark protection for our technologies and brands, and our existing trademarks, and any patents or trademarks that may be issued in the future, may not provide us with competitive advantages, or distinguish our products and content from those of our competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.
Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could harm our business and our ability to compete.
We may become party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition, or operating results.
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
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the processing (including the collection, use, retention, and sharing) and security of the data we receive from and about individuals. Failure to protect confidential data, provide individuals with adequate notice of our privacy policies, or obtain required consent, for example, could subject us to liabilities imposed by these jurisdictions. Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data protection. We are also subject to the Americans with Disabilities Act, which includes requirements with respect to website accessibility. Additionally, we are subject to the CAN-SPAM Act, the Telephone Consumer Protection Act, and the Video Privacy Protection Act, each of which may place restrictions on how we operate in a manner that adversely affects our business.
Existing and newly adopted laws and regulations with respect to privacy and the collection and processing of personal data and information, or with respect to consumer marketing practices, or new interpretations of such existing laws and regulations, have imposed and may continue to impose obligations that may affect our business, require us to incur increased compliance costs, and cause us to further adjust our advertising or marketing practices.
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
Any failure, or perceived failure, by us or the third parties upon which we rely to comply with the laws and regulations relating to privacy, data protection, or consumer marketing practices that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies relating to such matters, could result in claims against us by governmental entities or others, negative publicity, and a loss of confidence in us by our traffic and advertisers. Any of these potential consequences could adversely affect our business and results of operations.
We are subject to changing laws and regulations regarding regulatory matters, corporate governance, and public disclosure that have increased our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, but not limited to, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. For example, the SEC has recently adopted new rules with respect to cybersecurity disclosure. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.
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
As of December 31, 2024, approximately 16.4% of our employees were unionized, with certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with HuffPost in the U.S. belonging to the Writers Guild of America, East. We (i) currently are out of contract with those BuzzFeed Canada, Inc. employees represented by the Canadian Media Guild and (ii) our collective bargaining agreement with those HuffPost employees represented by the Writers Guild of America, East, expires on January 31, 2026. As a result, we expect to negotiate, in 2025 and potentially into early 2026, the wage, benefits, and other terms and conditions of employment with these employees collectively as part of the contract renewal process. Our results could be adversely affected if labor negotiations or the renewed collective bargaining agreements were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate renewed labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy, or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy and Governance
We are committed to protecting the security and integrity of our systems, networks, databases, and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats. Cybersecurity and risks related to our IT are an important focus of our board of directors’ risk oversight. Our board of directors, with assistance from its audit committee, oversees our cybersecurity risk assessment and response program. The audit committee receives reports at least quarterly from executive management, including our Senior Vice President of IT and Cybersecurity, on the identification and status of cybersecurity incidents, resolution, recovery, and post incident management.
Managing Material Risks and Integrated Overall Risk Management
We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity risk assessment process evaluates our maturity across key areas of cybersecurity, and incorporates industry standard framework considerations, including the National Institute of Standards and Technology. The cybersecurity risk management program employs a multi-layered approach including:
•Awareness and training for employees involving phishing campaigns, informational sessions at management meetings, and annual mandatory training with simulations of common cybersecurity threats;
•Evaluation of our technical, administrative, and end-point security, including encryption, firewalls, security scans, and anti-virus systems and logical security controls, along with control policies and active review procedures which strengthen authentication and access protection;
•Third-party risk management process and monitoring procedures for service providers, suppliers, and vendors who have access to critical systems and information;
•Risk and vulnerability management encompassing both proactive and predictive defenses, which provides opportunities to assess, remediate, and validate; and
•Managed detection and incident response, including advanced endpoint protection.

We continue to promote a company-wide culture of cybersecurity risk management awareness, and cybersecurity considerations are integrated in our decision-making processes. We have an experienced IT team led by our Senior Vice President of IT and Cybersecurity, who has more than 20 years of industry experience. Our Senior Vice President of IT and Cybersecurity reports directly to the executive team and works closely with our management team, and where necessary, engages external experts to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our Senior Vice President of IT and Cybersecurity provides regular updates on cybersecurity to the audit committee of our board of directors.
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
Risks from Cybersecurity Threats

We have not encountered risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. From time to time, we experience cybersecurity events that require investigation. For additional information regarding any risks from cybersecurity threats, including as a result of any cybersecurity incidents that are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, refer to Part I, Item 1A, “Risk Factors,” within this Annual Report on Form 10-K.

We have accommodated a significant number of our employee population to work remotely. This accommodation to remote working has also increased our vulnerability to risks related to our computer, technology, and communications hardware and software systems and has exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.

The damage or disruption to our or third-party systems, or unauthorized access to, or exposure of, intellectual property or personal or confidential information, could harm our operations, reputation and brand, resulting in a loss of business or revenue. It could also subject us to government sanctions, litigation from candidates, contractors, clients, and employees, and legal liability under its contracts, resulting in increased costs or loss of revenue. We may also incur additional expenses, including the cost of remediating incidents or improving security measures, the cost of identifying and retaining replacement vendors, increased costs of insurance, or ransomware payments.

Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. Furthermore, the potential risk of security breaches and cyberattacks may increase as we introduce new service offerings. Any future events impacting us or our third-party vendors that damages or interrupts our or our third-party vendors’ computer, technology, and communications hardware and software systems, or exposes intellectual property or data or other confidential information, could have a material adverse effect on our operations, reputation, and financial results.
ITEM 2. PROPERTIES
Our corporate headquarters is located in New York City, New York, where we occupy facilities totaling approximately 107,500 square feet under a lease that expires in 2025.
We use these facilities for administration, finance, legal, human resources, IT, sales and marketing, engineering, technology, production, and development. In addition to our corporate headquarters, we also lease other facilities in New York, California, Canada, India, Japan, Mexico, and the U.K. In February 2024, we entered into a space sharing license agreement whereby we licensed approximately 11,500 square feet (not including shared spaces) to the purchaser of certain assets of Complex Networks in connection with the Complex Disposition. Additionally, in December 2024, we entered into space sharing license agreements whereby we licensed a portion of our office space in New York City, New York and Los Angeles, California, with the purchaser of certain assets and liabilities of First We Feast in connection with the First We Feast Disposition. Refer to Note 21 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further details on these space sharing license agreements.
We are evaluating our needs for office space due to our shift to a more flexible work model and may determine to sublease certain of our offices. We believe that our facilities are adequate to meet our needs for the immediate future, and that suitable additional space will be available to accommodate any expansion of our operations if needed in the future.
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
Video Privacy Protection Act
On May 16, 2023, a lawsuit titled Hunthausen v. BuzzFeed, Inc. was filed in the United States District Court for the Southern District of California, asserting class action claims for alleged violation of the Video Privacy Protection Act (“VPPA”) based on the claimed transmission of personally identifying information via the Meta pixel, Google Analytics, and the TikTok pixel, all of which are purportedly connected to posts on the BuzzFeed.com website. The putative class plaintiff was seeking an injunction to stop further alleged wrongful conduct, to recover unspecified compensatory damages and an award of costs, and any further appropriate relief. We settled these claims and the matter is now disposed.

On August 4, 2023, we received 8,927 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We settled these claims and the matter is now disposed.
On August 15, 2023, we received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. We settled these claims and the matter is now disposed.
On October 31, 2023, we received 590 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We settled these claims and the matter is now disposed.
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
On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as the Company’s shareholders, are governed by our charter, including its forum selection provision, and are therefore not arbitrable. The complaint sought declaratory and injunctive relief. The parties cross-moved for summary judgment.
On November 20, 2023, the Court of Chancery heard oral arguments on BuzzFeed Media Enterprises, Inc.’s motion for summary judgment and the Claimants’ cross-motion to dismiss the Company’s complaint.
On May 15, 2024, the Court of Chancery issued a decision denying BuzzFeed Media Enterprises, Inc.’s motion for summary judgment, and on September 3, 2024, the Court issued a final order dismissing the complaint.
On September 9, 2024, BuzzFeed Media Enterprises, Inc. filed a notice of appeal of the Delaware Chancery Court’s May 15, 2024 decision. An en banc hearing of the appeal by the Delaware Supreme Court has been scheduled for April 23, 2025.

On June 18, 2024, the AAA re-initiated the Arbitrations, which had been stayed pending the Delaware Court of Chancery’s decision. The AAA appointed a process arbitrator on August 23, 2024, and proceedings are ongoing.
For information regarding other legal proceedings in which we are involved, refer to Note 15 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and public warrants are currently listed on The Nasdaq Capital Market under the symbols “BZFD” and “BZFDW,” respectively. On March 12, 2025, the closing sale price of our Class A common stock was $1.97 per share and the closing sale price of our public warrants was $0.080 per warrant. Our Class B common stock and our Class C common stock is not listed or traded on any exchange. As of March 12, 2025, there were 224 holders of record of our Class A common stock, 21 holders of record of our Class B common stock, zero holders of record of our Class C common stock and 18 holders of record of our public warrants. Such numbers do not include beneficial owners holding our securities through an account with a brokerage firm, bank, or other nominee.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no issuer purchases of equity securities for the year ended December 31, 2024.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements of BuzzFeed and related notes thereto included elsewhere within this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere within this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
BuzzFeed is a premier digital media company. Across entertainment, news, food, pop culture, and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. Our iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty.
BuzzFeed’s mission is to spread truth, joy, and creativity on the Internet. We are committed to making the Internet better: providing trusted, high-quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel have enabled us to build category-leading brands, a deep, two-way connection with our audiences, and an engine for high-quality content at scale and low cost. As a result, each of our brands has a large, loyal, highly-engaged audience that is attractive to advertisers, and through our rich first party data offering and contextual marketing solutions, we are able to help both advertisers and creators effectively and efficiently reach their target audiences. In 2024, our audiences consumed more than 297 million hours of content, and drove over $500 million in attributable transactions for our commerce partners.
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
As of December 31, 2023, we determined that the assets of Complex Networks (as defined below), excluding the First We Feast brand, met the criteria for classification as held for sale. Additionally, we concluded the ultimate disposal, which occurred on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on our operations and financial results. Moreover, we concluded the assets of the First We Feast business met the criteria for classification as held for sale as of December 1, 2024. We determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that will have a major effect on our operations and final results. As such, the results of Complex Networks and First We Feast are presented as discontinued operations in the consolidated financial statements for all periods presented. Refer to Note 21 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
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
Additionally, pursuant to subscription agreements entered into in connection with the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. We repurchased approximately $120.0 million of the Notes in 2024, leaving approximately $30.0 million aggregate principal of Notes outstanding as of December 31, 2024. Additionally, we repurchased $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025. Refer to Notes 8 and 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

Additionally, the Business Combination satisfied a liquidity condition for 0.7 million restricted stock units (“RSUs”) and we recognized approximately $16.0 million of incremental stock-based compensation expense as a cumulative catch-up adjustment based on the number of RSUs outstanding and the requisite service completed at December 3, 2021 (“Liquidity 2 RSUs”). There were a further 0.6 million restricted stock units with a liquidity condition that the Business Combination did not satisfy (“Liquidity 1 RSUs”). However, on May 12, 2022, our board of directors waived the liquidity condition associated with the Liquidity 1 RSUs, permitting the RSUs to vest (based on service). We recognized approximately $8.2 million of stock-based compensation expense associated with the Liquidity 1 RSUs in the second quarter of 2022. There were no such one-time expenses in 2024.
Restructuring
On February 6, 2025, we announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. Refer to Note 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
On February 21, 2024, we announced plans to reduce expenses by implementing an approximately 16% reduction in our then-current workforce (after the Complex Disposition). In doing so, we reduced the size of our centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position us to be more agile, sustainable, and profitable. We incurred approximately $2.9 million of restructuring costs for the year ended December 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
Additionally, in accordance with the Asset Purchase Agreement (the “Complex Sale Agreement”), dated as of February 21, 2024 between a wholly-owned subsidiary of the Company and Commerce Media Holdings, LLC., pursuant to which the Complex Disposition was consummated, Commerce Media reimbursed us for approximately $1.8 million in payments related to “Non-Transferring Employees” (as defined in the Complex Sale Agreement), including severance. The amount of these severance and related charges are not included within the restructuring charges noted above. We treated the reimbursement as an expense reimbursement.
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
Effects of Current Economic Conditions
Macroeconomic conditions have a direct impact on overall advertising and marketing expenditures in the United States (the “U.S.”). As advertising and marketing budgets are often discretionary in nature, they can be easier to reduce in the short-term as compared to other corporate expenses. Additionally, economic downturns and recessionary fears may also negatively impact our ability to capture advertising dollars. Consequently, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and elevated interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in 2023 and 2024, and we expect these factors will continue to adversely affect our revenue in 2025. In addition, uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by inflationary pressure, elevated interest rates, geopolitical issues, or other factors may result in a recession, which could have a material adverse effect on our business. Refer to Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K for additional details.
Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
GAAP
Total revenue	$189,887	$230,441	$325,777
Loss from continuing operations	(23,535)	(44,821)	(114,571)
Net loss from continuing operations	(33,956)	(55,712)	(117,559)
Non-GAAP
Adjusted EBITDA(1)	$5,451	$(11,645)	$(4,017)
Non-Financial
Time Spent(2)	297,903	306,261	314,556
_____________________________
(1)See “Reconciliation from Net loss from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. Time Spent for the year ended December 31, 2024 decreased by 3%, consistent with broader industry trends, amongst our competitive set, according to Comscore. Additionally, Time Spent presented above excludes time spent on Complex Networks, as Complex Networks is presented as a discontinued operation herein (refer to Note 21 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details). Time Spent on Complex Networks, as reported by Comscore, was approximately 10.0 million hours through the date of the Complex Disposition, February 21, 2024, and 76 million and 126 million hours for the years ended December 31, 2023 and 2022, respectively. Time Spent on Complex Networks, as reported by Comscore, historically included Time Spent on First We Feast, as First We Feast was historically under the Complex Networks’ measurement portfolio of Comscore. It was previously determined that Time Spent on First We Feast cannot be reasonably bifurcated from Time Spent on Complex Networks. As such, we have excluded Time Spent on First We Feast from our measure of Time Spent disclosed above.
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
The following table sets forth certain operating metrics for our branded content revenue for the three months ended December 31, 2024 and 2023 (on a trailing 12-month basis):

	December 31,
	2024	2023
Net branded content advertiser revenue retention(1)	41%	50%
Branded content advertisers(2)	>20	>40
Net average branded content advertiser revenue(3)	$0.7	$0.7
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
•Content: Includes revenue generated from creating content, including promotional content, and customer advertising (herein referred to as “branded content”). Additionally, studio revenue generally includes revenue from feature films, content licensing, TV projects, and other projects inspired by BuzzFeed IP. Content revenue is recognized when the content, or the related action (click or view), is delivered.
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
Cost of revenue, excluding depreciation and amortization: Consists primarily of compensation-related expenses and costs incurred for the creation of editorial, promotional, and news content across all platforms, as well as amounts due to third-party websites and platforms to fulfill customers’ advertising campaigns. Production costs paid to third parties and web hosting and advertising serving platform costs are also included in cost of revenue, excluding depreciation and amortization.
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
Research and development: Consists primarily of compensation-related expenses incurred for the development of, enhancements to, and maintenance of our website, technology platforms, data collection, and infrastructure. Research and development expenses that do not meet the criteria for capitalization are expensed as incurred.
Depreciation and amortization: Represents depreciation of property and equipment and amortization of intangible assets and capitalized software costs.
Impairment expense: Represents impairment charges on goodwill and certain long-lived assets. Refer to Note 20 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
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
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities which is primarily based on the market price of our public warrants listed on The Nasdaq Capital Market under the symbol “BZFDW.” Refer to Note 4 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

Change in fair value of derivative liability: In December 2021, we issued a $150.0 million aggregate principal amount of the Notes that contain redemption features which we determined were embedded derivatives to be recognized as liabilities and measured at fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a change in the fair value of derivative liability. During the year ended December 31, 2023, we determined the fair value of the derivative liability was immaterial; refer to Note 4 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details. We repurchased approximately $120.0 million of the Notes in 2024. Additionally, we repurchased $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025.
Income tax provision: Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$189,887	$230,441	$325,777
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	105,065	129,782	184,537
Sales and marketing	19,729	35,942	44,073
General and administrative	58,627	78,026	111,437
Research and development	10,855	11,179	27,100
Depreciation and amortization	19,146	20,333	22,655
Impairment expense	—	—	50,546
Total costs and expenses	213,422	275,262	440,348
Loss from continuing operations	(23,535)	(44,821)	(114,571)
Other expense, net	(1,605)	(2,990)	(3,076)
Interest expense, net	(6,782)	(6,468)	(6,420)
Change in fair value of warrant liabilities	(1,372)	(11)	4,543
Change in fair value of derivative liability	—	180	4,695
Loss from continuing operations before income taxes	(33,294)	(54,110)	(114,829)
Income tax provision	662	1,602	2,730
Net loss from continuing operations	(33,956)	(55,712)	(117,559)
Net income (loss) from discontinued operations, net of tax	24,028	(33,610)	(83,767)
Net loss	(9,928)	(89,322)	(201,326)
Less: net income attributable to the redeemable noncontrolling interest	—	—	164
Less: net income (loss) attributable to the noncontrolling interests	168	(743)	(533)
Net loss attributable to BuzzFeed, Inc.	$(10,096)	$(88,579)	$(200,957)

Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue, excluding depreciation and amortization	$1,298	$752	$2,954
Sales and marketing	492	781	2,511
General and administrative	3,297	3,911	9,251
Research and development[1]	444	(162)	3,864
	$5,531	$5,282	$18,580
_________________________________
(1) The negative stock-based compensation expense for the year ended December 31, 2023 for research and development was primarily due to forfeitures.
The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	55%	56%	57%
Sales and marketing	10%	16%	14%
General and administrative	31%	34%	34%
Research and development	6%	5%	8%
Depreciation and amortization	10%	9%	7%
Impairment expense	—%	—%	16%
Total costs and expenses	112%	120%	136%
Loss from continuing operations	(12)%	(20)%	(36)%
Other expense, net	(1)%	(1)%	(1)%
Interest expense, net	(4)%	(3)%	(2)%
Change in fair value of warrant liabilities	(1)%	—%	1%
Change in fair value of derivative liability	—%	—%	1%
Loss from continuing operations before income taxes	(18)%	(24)%	(37)%
Income tax provision	—%	1%	1%
Net loss from continuing operations	(18)%	(25)%	(38)%
Net income (loss) from discontinued operations, net of tax	13%	(15)%	(26)%
Net loss	(5)%	(40)%	(64)%
Less: net income attributable to the redeemable noncontrolling interest	—%	—%	—%
Less: net income (loss) attributable to the noncontrolling interests	—%	—%	—%
Net loss attributable to BuzzFeed, Inc.	(5)%	(40)%	(64)%
_____________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
For a discussion of our consolidated results of operations for the year ended December 31, 2023, including a year-to-year comparison between 2023 and 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of results for the years ended December 31, 2024 and 2023:
Revenue
Total revenue as follows (in thousands):

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Advertising	$94,362	$113,642	(17)%
Content	33,875	66,748	(49)%
Commerce and other	61,650	50,051	23%
Total revenue	$189,887	$230,441	(18)%
Advertising revenue decreased by $19.3 million, or 17%, for the year ended December 31, 2024, driven by a $19.2 million decline in direct sold advertising products. For the years ended December 31, 2024 and 2023, direct sold advertising revenue was $29.5 million and $48.7 million, respectively, and programmatic advertising revenue was $64.9 million and $64.9 million, respectively. The decline in direct sold advertising revenue reflects a leaner sales team relative to the year-ago period, coupled with our shift in strategy to focus more on programmatic advertising, as well as broader macroeconomic headwinds.
Content revenue decreased by $32.9 million, or 49%, for the year ended December 31, 2024, driven by a $25.7 million decline in direct sold content revenue and a $7.2 million decline in studio revenue. For the years ended December 31, 2024 and 2023, direct sold content revenue was $28.2 million and $53.9 million, respectively, and studio revenue was $5.7 million and $12.9 million, respectively. The decline in direct sold content revenue is driven by a decrease in the number of branded content customers, which is due in part to a leaner sales team relative to the year-ago period as we focus on programmatic advertising and affiliate revenue products. With respect to the decline in studio revenue, $4.1 million was due to a decline in revenue from feature films due to the timing of revenue recognition with respect to delivery and release of feature films. The remaining $3.1 million decline was due to a decline in revenue associated with other non-recurring studio projects. We expect content revenue to continue to decline in the short-term, as we focus on programmatic advertising and affiliate revenue products.
Commerce and other revenue increased by $11.6 million, or 23%, for the year ended December 31, 2024, driven by a $12.4 million increase in affiliate commission revenue principally reflecting strong Amazon Prime Days in July and October 2024, partially offset by a $0.8 million decline in other revenue, such as product licensing. For the years ended December 31, 2024 and 2023, affiliate commerce revenue was $59.6 million and $47.2 million, respectively, and other revenue was $2.0 million and $2.8 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Cost of revenue, excluding depreciation and amortization	$105,065	$129,782	(19)%
As a percentage of revenue	55%	56%
Cost of revenue decreased by $24.7 million, or 19%, for the year ended December 31, 2024, driven by a $10.3 million decrease in compensation expense reflecting our previous cost savings actions, a $7.3 million decrease in variable costs of revenue primarily driven by the decline in revenue year-over-year and changes in the revenue mix, a $3.2 million decrease in consulting expenses, and a $3.1 million decrease in restructuring expenses.
Sales and marketing:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Sales and marketing	$19,729	$35,942	(45)%
As a percentage of revenue	10%	16%
Sales and marketing expenses decreased by $16.2 million, or 45%, for the year ended December 31, 2024, driven by an $11.5 million decrease in compensation and related expenses reflecting our previous cost savings actions, a $1.1 million decrease in research and marketing expenses, and a $1.0 million decrease in consulting expenses.
General and administrative:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
General and administrative	$58,627	$78,026	(25)%
As a percentage of revenue	31%	34%
General and administrative expenses decreased by $19.4 million, or 25%, for the year ended December 31, 2024, driven by a $5.7 million decrease in rent expense, a $3.7 million decrease in compensation expense reflecting our previous cost savings actions, a $2.1 million decrease in insurance expense, a $1.7 million increase in sublease income, a $1.4 million decrease in software expenses, a $0.8 million decrease in professional fees a $0.7 million decrease in consulting fees, a $0.6 million decrease in stock-based compensation expense, and a $0.2 million decrease in restructuring expenses.
Research and development:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Research and development	$10,855	$11,179	(3)%
As a percentage of revenue	6%	5%
Research and development expenses decreased by $0.3 million, or 3%, for the year ended December 31, 2024.
Depreciation and amortization:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Depreciation and amortization	$19,146	$20,333	(6)%
As a percentage of revenue	10%	9%

Depreciation and amortization decreased by $1.2 million, or 6%, for the year ended December 31, 2024, primarily due to HuffPost’s acquired technology being fully depreciated during the first quarter of 2024.
Other expense, net:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Other expense, net	$(1,605)	$(2,990)	(46)%
As a percentage of revenue	(1)%	(1)%
Other expense, net decreased by $1.4 million, or 46%, for the year ended December 31, 2024, driven by the comparison against a $3.5 million loss on investment recorded during the year ended December 31, 2023 (with no comparable loss in the current-year period), a $1.8 million increase in other income principally reflecting transition services’ income from the purchaser of Complex Networks (the Complex Networks transition services agreement expired on August 31, 2024), and a $1.1 million increase in gain on disposition of assets. These were partially offset by a $3.9 million loss on partial debt extinguishment, a $0.7 million increase in other expenses (partially due to the termination of the Revolving Credit Facility, as defined elsewhere below), and a $0.5 million decrease in exchange gain.
Interest expense, net:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Interest expense, net	$(6,782)	$(6,468)	5%
As a percentage of revenue	(4)%	(3)%
Interest expense, net increased by $0.3 million, or 5%, for the year ended December 31, 2024. We expect interest expense, net to decrease in 2025 due to significantly less debt outstanding in 2025 relative to 2024.

Change in fair value of warrant liabilities:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Change in fair value of warrant liabilities	$(1,372)	$(11)	NM
As a percentage of revenue	(1)%	—%
We recorded a loss related to the change in fair value of warrant liabilities of $1.4 million for the year ended December 31, 2024, compared to a loss of $nil for the year ended December 31, 2023.
NM: percentage is not meaningful.
Change in fair value of derivative liability:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Change in fair value of derivative liability	$—	$180	(100)%
As a percentage of revenue	—%	—%
We recorded a gain of $0.2 million on the change in fair value of derivative liability for the year ended December 31, 2023, with no comparable gain in the current year period.
Income tax provision:

	Year Ended December 31,		2023 to 2024 % Change
(In thousands)	2024	2023
Income tax provision	$662	$1,602	(59)%
As a percentage of revenue	—%	1%
For the year ended December 31, 2024, the Company recorded an income tax expense of $0.7 million related to federal, state, and foreign taxes. The Company’s effective tax rate of (2.0)% differs from the statutory rate of 21% primarily related to a research and development tax credit and a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis and an income tax provision for foreign taxes.

For the year ended December 31, 2023, the Company recorded an income tax expense of $1.6 million related to federal, state, and foreign taxes. The Company’s effective tax rate of (3.0)% differs from the statutory rate of 21% primarily related to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis and an income tax provision for foreign taxes.

As of December 31, 2024, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Net income (loss) from discontinued operations, net of taxes:

For the year ended December 31, 2024, we recorded net income from discontinued operations, net of taxes of $24.0 million, compared to net loss from discontinued operations, net of taxes, of $33.6 million for the year ended December 31, 2023. The change of $57.6 million was due to a $42.6 million gain on sale from the First We Feast Disposition recorded in 2024, a $13.4 million improvement in income (loss) from discontinued operations, and a $6.0 million improvement in interest expense, net (due to the timing of the Complex Disposition), partially offset by a a $9.5 million loss on classification to held for sale recorded in 2023 (with respect to the Complex Disposition).

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss from continuing operations, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax provision, interest expense, net, other expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, impairment expense, transaction-related costs, certain litigation costs, public company readiness costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Adjusted EBITDA should not be considered a substitute for net loss from continuing operations, net loss, or net loss attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.
Reconciliation from Net loss from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net loss income from continuing operations	$(33,956)	$(55,712)	$(117,559)
Income tax provision	662	1,602	2,730
Interest expense, net	6,782	6,468	6,420
Other expense, net	1,605	2,990	3,076
Depreciation and amortization	19,146	20,333	22,655
Stock-based compensation	5,531	5,282	18,580
Change in fair value of warrant liabilities	1,372	11	(4,543)
Change in fair value of derivative liability	—	(180)	(4,695)
Restructuring[1]	3,179	6,761	10,199
Impairment expense[2]	—	—	50,546
Transaction-related costs[3]	680	800	5,132
Litigation costs[4]	450	—	1,920
Public company readiness costs[5]	—	—	1,522
Adjusted EBITDA	$5,451	$(11,645)	$(4,017)
_____________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the years ended December 31, 2024, 2023, and 2022. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
(2)Reflects aggregate non-cash impairment expenses recorded during the year ended December 31, 2022 associated with goodwill impairment of $48.3 million and $2.2 million related to certain long-lived assets of our former corporate headquarters which was fully subleased during the third quarter of 2022. Refer to Note 20 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

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
Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and our iconic brands. During the year ended December 31, 2024, we incurred a net loss of $9.9 million (and a net loss of $34.0 million from continuing operations) and used net cash flows from operations of $20.7 million (additionally, net cash used by continuing operations was $5.7 million). Additionally, as of December 31, 2024, we had unrestricted cash and cash equivalents of $38.6 million to fund our operations and an accumulated deficit of $621.9 million. As discussed below, we repaid approximately $153.8 million of debt in 2024, reducing our short-term and long-term liabilities on our consolidated balance sheet.
In December 2021, we issued $150.0 million of the Notes. As described in Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, we repurchased approximately $30.9 million of the Notes in March 2024 and $0.3 million in June 2024. Additionally, in December 2024, we repurchased $12.0 million pursuant to a private repurchase transaction, $1.2 million pursuant to redemptions / repurchases, and we repurchased $75.6 million utilizing 95% of the net proceeds received from the First We Feast Disposition, leaving approximately $30.0 million aggregate principal of Notes outstanding as of December 31, 2024. An additional amount of $0.3 million was repurchased on February 25, 2025 in connection with an asset sale, and as such, there was approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025 (refer to Note 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details). As described in Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after March 31, 2025 (or, upon payment of a cash fee of $1.2 million to the holders of the Notes, May 31, 2025), at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notice requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Our failure to comply with the provisions of the indenture governing the Notes, including our failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased.
To address our capital needs, and as described under “Convertible Notes” below, we may explore options to restructure our outstanding debt, and we are working with advisors to optimize our consolidated balance sheet, which may include seeking new debt and / or equity financing in public or private markets. However, we can provide no assurance that we will generate sufficient cash inflows from operations, or that we will be successful in obtaining such new financing, or in optimizing our consolidated balance sheet in a manner necessary to fund our obligations as they become due over the next 12 months beyond the issuance date. Additionally, we may implement incremental cost savings actions and pursue additional sources of outside capital to supplement our funding obligations as they become due, which includes additional offerings of our Class A common stock under the at-the-market offering (refer to Note 10 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details) or issuances of other securities exercisable for or exchangeable or convertible into shares of our Class A common stock. However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. We can provide no assurance we will successfully generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through our at-the-market-offering), implement incremental cost savings, or repurchase all or a portion of the Notes outstanding if required to do so as described in “Convertible Notes” below. We are in the process of evaluating financing options that would generate sufficient liquidity in order to satisfy the holders of the Notes’ put options should they be exercised, including a long-term loan, an asset-backed lending facility, equity offerings, and convertible and non-convertible debt.
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
Revolving Credit Facility
On December 30, 2020, we entered into a three-year $50.0 million revolving loan and standby letter of credit facility agreement (i.e., the Revolving Credit Facility), which was amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of our landlords. We had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2023 (none at December 31, 2024, as described below).
On February 21, 2024, in connection with the Complex Disposition as discussed within Note 21 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, we terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. However, during the second quarter of 2024, we terminated the $15.5 million in letters of credit outstanding under the Revolving Credit Facility, resulting in the full termination of the Revolving Credit Facility.
Standby Letter of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords and remain outstanding as of December 31, 2024.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of Notes. In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes, which are governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of December 31, 2024, the Notes were convertible into approximately 600,001 shares of our Class A common stock and, as of March 14, 2025, the Notes were convertible into approximately 594,301 shares of our Class A common stock.

Each holder of a Note will have the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after March 31, 2025 (or, upon payment of a cash fee of $1.2 million to the holders of the Notes, May 31, 2025), at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notice requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.
In addition, a failure to comply with the other provisions of the indenture governing our Notes could also trigger an event of default under the indenture governing the Notes, which would also allow the holders of the Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered.
We may, at our election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price (currently $50.00) for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur.
The indenture governing the Notes includes restrictive covenants that, among other things, limit our ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer specified intellectual property, or enter into transactions with affiliates. Additionally, pursuant to the second amendment of the indenture on February 28, 2024, done in connection with the Complex Disposition, 95% of the net proceeds of future asset sales must be used to repay the Notes.
In March 2024 and June 2024, we repurchased approximately $30.9 million and $0.3 million on the Notes, respectively. In December 2024, we repurchased $12.0 million pursuant to a private repurchase transaction, $1.2 million pursuant to redemptions / repurchases, and $75.6 million utilizing 95% of the net proceeds received from the First We Feast Disposition (pursuant to the second amendment of the indenture governing the Notes described above), leaving approximately $30.0 million aggregate principal amount of Notes outstanding as of December 31, 2024. An additional amount of $0.3 million was repurchased on February 25, 2025 leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025. Refer to Notes 8 and 22 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further details.
Cash flows (used in) provided by operating, investing and financing activities from continuing operations were as follows for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash (used in) provided by operating activities from continuing operations	(5,686)	(692)	6,982
Cash used in investing activities from continuing operations	(12,419)	(14,723)	(17,285)
Cash (used in) provided by financing activities	(154,600)	812	3,176
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of December 31, 2024, we had sold, in the aggregate, 1,149,013 shares of our Class A common stock, at an average price of $2.46 per share, for aggregate net proceeds of

$2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes.
Operating Activities
For the year ended December 31, 2024, net cash used in operating activities from continuing operations was $5.7 million compared to $0.7 million for the year ended December 31, 2023. The change was primarily driven by a $49.6 million decrease in the change in accounts payable and a $14.8 million decrease in the change in accounts receivable. The decreases were partially offset by a $17.8 million increase in the change in accrued compensation, a $17.1 million improvement in net loss, adjusted for non-cash items, a $15.9 million increase in the change in accrued expenses, other current liabilities, and other liabilities, a $5.9 million increase in the change in deferred revenue, a $1.5 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets, and a $1.2 million increase in the lease liabilities.
For the year ended December 31, 2023, net cash provided by operating activities from continuing operations was $0.7 million compared to net cash provided by operating activities from continuing operations of $7.0 million for the year ended December 31, 2022. The change was primarily driven by a $14.3 million decrease in the change in deferred revenue, a $12.8 million decrease in the change in accrued compensation, a $9.8 million decrease in accrued expenses, other current liabilities, and other liabilities, and a $0.2 million decrease in lease liabilities. These were partially offset by a $13.1 million increase in the change in accounts receivable, a $8.0 million increase in the change in accounts payable, a $7.2 million improvement in net loss, adjusted for non-cash items, and a $1.1 million increase in the change in prepaid expenses and other current assets.
Investing Activities
For the year ended December 31, 2024, cash used in investing activities from continuing operations was $12.4 million, which principally consisted of $12.1 million of capital expenditures on internal-use software and $0.7 million of other capital expenditures, partially offset by $0.4 million in proceeds from the sale of an asset. For the year ended December 31, 2024, net cash provided by investing activities from discontinued operations was $191.1 million, which represents the sales of Complex Networks and First We Feast (i.e., the Complex Disposition and First We Feast Disposition, respectively), and are non-recurring in nature.
For the year ended December 31, 2023, cash used in investing activities was $14.7 million, which principally consisted of $13.9 million of capital expenditures on internal-use software and $1.0 million of other capital expenditures, partially offset by a $0.2 million in proceeds from the sale of an asset.
For the year ended December 31, 2022, cash used in investing activities was $17.3 million, which consisted of $12.4 million of capital expenditures on internal-use software and $5.4 million of other capital expenditures, partially offset by $0.5 million in proceeds from the sale of an asset .
Financing Activities
For the year ended December 31, 2024, cash used by financing activities was $154.6 million, which principally consisted of aggregate repurchases of the Notes totaling $120.0 million, a $33.8 million repayment on the Revolving Credit Facility, a $0.9 million payment of consent solicitation fees for the Notes, a $0.5 million early termination fee associated with the termination of the revolving credit facility, and a $0.4 million payment for withholding taxes on the vesting of certain RSUs. These were partially offset by $1.0 million of net proceeds from the sale of common stock pursuant to our at-the-market offering after deducting commissions and fees.
For the year ended December 31, 2023, cash provided by financing activities was $0.8 million, which principally consisted of $2.1 million in borrowings from the Revolving Credit Facility and $0.9 million of net proceeds from the sale of common stock pursuant to our at-the-market offering after deducting commissions and fees, partially offset by the repayment of $1.8 million on the Revolving Credit Facility and a $0.5 million payment for withholding taxes on the vesting of certain RSUs
For the year ended December 31, 2022, cash provided by financing activities was $3.2 million, which principally consisted of $5.0 million in borrowings from the Revolving Credit Facility, partially offset by the payment of $1.7 million for withholding taxes on the vesting of certain RSUs.

Contractual Obligations
Our principal commitments consist of obligations for repayment of borrowings under the Notes, and obligations for office space under non-cancelable operating leases with various expiration dates through 2029. Refer to Notes 8, 14, and 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our contractual obligations.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related notes in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, and related disclosure. We evaluate our estimates, and assumptions on an ongoing basis. Our estimates are based on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected.
We consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or judgment is complex in nature or requires a high degree of judgment, and (2) the use of different judgments, estimates, or assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our critical accounting policies and estimates are discussed below.
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
We generate revenue from creating content, including promotional content, customer advertising, feature films, and content licensing. Our performance obligations consist of BuzzFeed-created content for use by our customers or the delivery of a promised number of actions related to the content (such as impressions or views). The revenue is recognized when the content, or the related action, is delivered. Variable consideration, subject to constraint, may be included in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
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
For the 2024 annual impairment test, we performed a qualitative assessment as of October 1, 2024, and concluded the fair value of our single reporting unit was greater than its carrying value. The assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, overall financial performance, and our share price. Based on the qualitative assessment, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount and therefore performing a quantitative impairment test was unnecessary.
Impairment of Long-Lived Assets
We review our long-lived assets, including our right-of-use assets, capitalized software costs, and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If circumstances require a long-lived asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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
We concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification as held for sale as of December 31, 2023. Additionally, we concluded the ultimate disposal, which took place on February 21, 2024, represented a strategic shift that had a major effect on our operations. Additionally, we concluded the assets of the First We Feast brand met the criteria for classification as held for sale as of December 1, 2024, and that the ultimate disposal, which took place on December 11, 2024, represents a strategic shift that will have a major effect on our operations. As such, the results of both Complex Networks and First We Feast are presented as discontinued operations herein. Refer to Note 21 included elsewhere within this Annual Report on Form 10-K for additional details.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies and obtain international revenue, as well as incur costs denominated in foreign currencies, primarily the British pound, Japanese yen, Australian dollar, and Canadian dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates could negatively affect our revenue and results of operations as expressed in U.S. dollars. Fluctuations in foreign currency rates adversely affects our revenue growth in terms of the amounts that we report in U.S. dollars after converting our foreign currency results into U.S. dollars. In addition, currency variations can adversely affect margins on sales of our products and services in countries outside of the U.S. Generally, our reported revenues and operating results are adversely affected when the U.S. dollar strengthens relative to other currencies. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our consolidated financial statements for the years ended December 31, 2024 and 2023.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million at December 31, 2024 and 2023. Refer to Note 2 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of BuzzFeed, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BuzzFeed, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and used net cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter

As discussed in Note 21 to the financial statements, the Company completed the sale of certain assets and liabilities relating to the businesses of Complex Networks and First We Feast on February 21, 2024 and December 11, 2024, respectively.

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
March 14, 2025
We have served as the Company’s auditor since 2019.

BUZZFEED, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$38,648	$35,637
Accounts receivable (net of allowance for doubtful accounts of $1,039, and $1,424 as at December 31, 2024 and 2023, respectively)	48,944	70,969
Prepaid expenses and other current assets	13,294	20,710
Current assets of discontinued operations	—	5,473
Total current assets	100,886	132,789
Property and equipment, net	6,195	11,856
Right-of-use assets	28,562	46,715
Capitalized software costs, net	22,653	22,292
Intangible assets, net	11,751	12,914
Goodwill	43,304	43,304
Prepaid expenses and other assets	8,047	9,508
Noncurrent assets of discontinued operations	—	132,098
Total assets	$221,398	$411,476

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,251	$45,709
Accrued expenses	18,881	15,515
Deferred revenue	555	1,739
Accrued compensation	11,668	12,225
Current lease liabilities	22,084	21,659
Current debt	25,518	124,977
Other current liabilities	3,879	4,401
Current liabilities of discontinued operations	—	1,570
Total current liabilities	96,836	227,795
Noncurrent lease liabilities	15,138	37,820
Debt	—	33,837
Warrant liabilities	1,778	406
Other liabilities	704	435
Noncurrent liabilities of discontinued operations	—	—
Total liabilities	114,456	300,293

Commitments and contingencies

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 37,025 and 35,035 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	3
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 1,343 and 1,368 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	730,369	723,092
Accumulated deficit	(621,864)	(611,768)
Accumulated other comprehensive loss	(3,735)	(2,500)
Total BuzzFeed, Inc. stockholders’ equity	104,774	108,828
Noncontrolling interests	2,168	2,355
Total stockholders’ equity	106,942	111,183
Total liabilities and stockholders' equity	$221,398	$411,476

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$189,887	$230,441	$325,777
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	105,065	129,782	184,537
Sales and marketing	19,729	35,942	44,073
General and administrative	58,627	78,026	111,437
Research and development	10,855	11,179	27,100
Depreciation and amortization	19,146	20,333	22,655
Impairment expense	—	—	50,546
Total costs and expenses	213,422	275,262	440,348
Loss from continuing operations	(23,535)	(44,821)	(114,571)
Other expense, net	(1,605)	(2,990)	(3,076)
Interest expense, net	(6,782)	(6,468)	(6,420)
Change in fair value of warrant liabilities	(1,372)	(11)	4,543
Change in fair value of derivative liability	—	180	4,695
Loss from continuing operations before income taxes	(33,294)	(54,110)	(114,829)
Income tax provision	662	1,602	2,730
Net loss from continuing operations	(33,956)	(55,712)	(117,559)
Net income (loss) from discontinued operations, net of tax	24,028	(33,610)	(83,767)
Net loss	(9,928)	(89,322)	(201,326)
Less: net income attributable to the redeemable noncontrolling interest	—	—	164
Less: net income (loss) attributable to the noncontrolling interests	168	(743)	(533)
Net loss attributable to BuzzFeed, Inc.	$(10,096)	$(88,579)	$(200,957)
Net loss from continuing operations attributable to holders of Class A, Class B and Class C common stock:
Basic	$(34,124)	$(54,969)	$(117,190)
Diluted	$(34,124)	$(54,969)	$(117,190)
Net loss from continuing operations per Class A, Class B and Class C common share:
Basic	$(0.91)	$(1.54)	$(3.39)
Diluted	$(0.91)	$(1.54)	$(3.39)
Weighted average common shares outstanding:
Basic	37,386	35,766	34,537
Diluted	37,386	35,766	34,537

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net loss	$(9,928)	$(89,322)	$(201,326)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,527)	(771)	633
Other comprehensive (loss) income	(1,527)	(771)	633
Comprehensive loss	(11,455)	(90,093)	(200,693)
Comprehensive income attributable to the redeemable noncontrolling interest	—	—	164
Comprehensive income (loss) attributable to noncontrolling interests	168	(743)	(533)
Foreign currency translation adjustment attributable to noncontrolling interests	(292)	(239)	(632)
Comprehensive loss attributable to BuzzFeed, Inc.	$(11,331)	$(89,111)	$(199,692)
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ of BuzzFeed, Inc.
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BuzzFeed, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	29,045	$3	3,099	$1	1,620	$—	$695,878	$(322,106)	$(3,233)	$370,543	$2,044	$372,587
Net loss	—	—	—	—	—	—	—	(200,957)	—	(200,957)	(533)	(201,490)
Stock-based compensation	—	—	—	—	—	—	21,605	—	—	21,605	—	21,605
Issuance of common stock in connection with share-based plans	1,241	—	—	—	—	—	459	—	—	459	—	459
Shares withheld for employee taxes	(118)	—	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,265	1,265	(632)	633
Reclassification of noncontrolling interest (see Note 9)	—	—	—	—	—	—	—	—	—	—	2,458	2,458
Conversion of Class B common stock to Class A common stock	1,429	—	(1,429)	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	31,597	$3	1,670	$1	1,620	$—	$716,244	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	(88,579)	—	(88,579)	(743)	(89,322)
Stock-based compensation	—	—	—	—	—	—	6,323	—	—	6,323	—	6,323
Issuance of common stock in connection with share-based plans	1,170	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(171)	—	—	—	—	—	(451)	—	—	(451)	—	(451)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	517	—	—	—	—	—	947	—	—	947	—	947
Other comprehensive loss	—	—	—	—	—	—	—	—	(532)	(532)	(239)	(771)
Conversion of Class B common stock to Class A common stock	302	—	(302)	—	—	—	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock	1,620	—	—	—	(1,620)	—	—	—	—	—	—	—
Balance at December 31, 2023	35,035	$3	1,368	$1	—	$—	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net (loss) income	—	—	—	—	—	—	—	(10,096)	—	(10,096)	168	(9,928)
Stock-based compensation	—	—	—	—	—	—	5,725	—	—	5,725	—	5,725
Issuance of common stock in connection with share-based plans	1,482	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes and other	(149)	—	—	—	—	—	(331)	—	—	(331)	(63)	(394)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,235)	(1,235)	(292)	(1,527)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	632	—	—	—	—	—	1,883	—	—	1,883	—	1,883
Conversion of Class B common stock to Class A common stock	25	—	(25)	—	—	—	—	—	—	—	—	—
Balance at December 31, 2024	37,025	$3	1,343	$1	—	$—	$730,369	$(621,864)	$(3,735)	$104,774	$2,168	$106,942
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(9,928)	$(89,322)	$(201,326)
Less: net (income) loss from discontinued operations, net of tax	(24,028)	33,610	83,767
Net loss from continuing operations	(33,956)	(55,712)	(117,559)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	19,146	20,333	22,655
Unrealized (gain) loss on foreign currency	(872)	(1,088)	5,389
Stock-based compensation	5,531	5,282	18,580
Change in fair value of warrants	1,372	11	(4,543)
Change in fair value of derivative liability	—	(180)	(4,695)
Amortization of debt discount and deferred issuance costs	6,086	1,766	1,535
Deferred income tax	(304)	3,236	(1,594)
Gain on disposition of assets	(1,250)	(175)	(500)
Loss (gain) on investment	—	3,500	(1,260)
Provision for doubtful accounts	(385)	(581)	785
Impairment expense	—	—	50,546
Noncash lease expense	18,123	20,017	19,870
Changes in operating assets and liabilities:
Accounts receivable	25,816	40,568	27,462
Prepaid expenses and other current assets and prepaid expenses and other assets	6,124	4,577	3,508
Accounts payable	(30,464)	19,149	11,179
Accrued compensation	(474)	(18,257)	(5,440)
Accrued expenses, other current liabilities and other liabilities	3,288	(12,619)	(2,841)
Lease liabilities	(22,222)	(23,421)	(23,249)
Deferred revenue	(1,245)	(7,098)	7,154
Cash (used in) provided by operating activities from continuing operations	(5,686)	(692)	6,982
Net cash used in operating activities from discontinued operations	(14,993)	(5,411)	(14,839)
Net cash flow used in operating activities	(20,679)	(6,103)	(7,857)

Investing activities:
Capital expenditures	(691)	(964)	(5,424)
Capitalization of internal-use software	(12,078)	(13,934)	(12,361)
Proceeds from sale of asset	350	175	500
Cash used in investing activities from continuing operations	(12,419)	(14,723)	(17,285)
Cash provided by investing activities from discontinued operations	191,075	—	—
Cash provided by (used in) investing activities	178,656	(14,723)	(17,285)

Financing activities:
Payment for shares withheld for employee taxes	(394)	(451)	(1,698)
Deferred reverse recapitalization costs	—	—	(585)
Proceeds from exercise of stock options	1	29	459
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	1,030	902	—
Borrowings on Revolving Credit Facility	—	2,128	5,000
Payments on Revolving Credit Facility	(33,837)	(1,796)	—
Payment on Convertible Notes	(120,000)	—	—
Payment of early termination fee for Revolving Credit Facility	(500)	—	—
Payment of consent solicitation fee for Convertible Notes	(900)	—	—
Cash (used in) provided by financing activities	(154,600)	812	3,176
Effect of currency translation on cash and cash equivalents	(366)	(123)	(1,993)
Net increase (decrease) in cash and cash equivalents	3,011	(20,137)	(23,959)
Cash and cash equivalents at beginning of year	35,637	55,774	79,733
Cash and cash equivalents at end of year	$38,648	$35,637	$55,774
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a premier digital media company. Across food, news, pop culture and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty. BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
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
The shares and corresponding capital amounts and earnings per share related to Legacy BuzzFeed redeemable convertible preferred stock (other than Series F Preferred Stock and Series G Preferred Stock) and Legacy BuzzFeed common stock prior to the Business Combination were retroactively recast as shares reflecting the Exchange Ratio of 0.306 established in the Business Combination. Shares of Legacy BuzzFeed Series F Preferred Stock and Series G Preferred Stock were restated based on the exchange ratio into 7,720,000 shares of BuzzFeed Class A common stock established in the Business Combination.
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. The Company repurchased approximately $120.0 million of the Notes in 2024. Additionally, the Company repurchased approximately $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025. Refer to Note 8 herein for additional details.
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
Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and its iconic brands. During the year ended December 31, 2024, the Company incurred a net loss of $9.9 million (and a net loss of $34.0 million from continuing operations) and used net cash flows from operations of $20.7 million (and net cash used in operating activities from continuing operations was $5.7 million). Additionally, as of December 31, 2024, the Company had unrestricted cash and cash equivalents of $38.6 million to fund its operations and an accumulated deficit of $621.9 million.
As described in Note 8 herein, the Company repurchased approximately $120.0 million of the Notes in 2024. Additionally, the Company repurchased approximately $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025. As described in Note 8 herein, each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after March 31, 2025 (or, upon payment of a cash fee of $1.2 million to the holders of the Notes, May 31, 2025), at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notes requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.
On February 28, 2024, the Company amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes.
In the event some or all of the holders of the Notes exercise their put rights, the Company currently does not have sufficient cash on hand or projected cash flows to fund the potential put. The Company’s failure to comply with the provisions of the indenture governing the Notes, including the Company’s failure to repurchase the Notes, as required by the indenture, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require the Company to repay the Notes prior to their maturity.
To address its capital needs, the Company may explore options to restructure its outstanding debt, and is working with advisors to optimize its consolidated balance sheet, which may include seeking new debt and / or equity financing in public or private markets. However, the Company can provide no assurance that it will generate sufficient cash inflows from operations, or that it will be successful in obtaining such new financing, or in optimizing its consolidated balance sheet in a manner necessary to fund its obligations as they become due over the next 12 months beyond the issuance date. Additionally, the Company may implement incremental cost savings actions and pursue additional sources of outside capital to supplement its funding obligations as they become due, which includes additional offerings of its Class A common stock under the at-the-market offering (refer to Note 10 herein for additional details), or other issuances of Class A common stock or other securities convertible into or exercisable or exchangeable for our Class A common stock. However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. The Company can provide no assurance it will successfully generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through the Company’s at-the-market-offering) or implement incremental cost savings.
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructurings, or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, the Company’s available cash, liquidity and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions. As of the issuance date, the Company continues to work with its external advisors to optimize its consolidated balance sheet and evaluate its assets.
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
In August 2015, the Company signed a Joint Venture Agreement (the “JVA”) with Yahoo Japan to establish and develop operations in Japan. During the year ended December 31, 2022, Yahoo Japan transferred its interests in BuzzFeed Japan to other third parties. During the year ended December 31, 2024, a 3.0% minority interest partner sold its interest in BuzzFeed Japan back to BuzzFeed Japan. As such, BuzzFeed Japan is a joint venture controlled 52.6% by the Company, through its wholly-owned subsidiaries, BuzzFeed UK Limited, and The Huffington Post Holdings LLC and 25.3% by

Asahi Shimbun Company and 22.1% by Asahi Broadcasting Group Holdings Corporation Ltd. BuzzFeed Japan carries out the core BuzzFeed business in the Japanese language for the Japanese market. BuzzFeed Japan is included as a consolidated subsidiary in the consolidated financial statements.
During 2024, 2023, and 2022, the Company established several production companies created solely for the purpose of producing a single film each, which are considered VIEs. The Company is the primary beneficiary of each production company, as it has the ability to direct the activities that most significantly impact the economic performance of the entities, the obligation to absorb losses, and the right to receive benefits from the entities. As a result, the production companies are included as consolidated subsidiaries in the consolidated financial statements.
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

The Company’s board of directors subsequently approved effecting a reverse stock split, effective as of May 6, 2024, and fixed a ratio for the reverse stock split at one-for-four (1-for-4). On April 26, 2024, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment effected a reverse stock split of the Class A common stock and Class B common stock at a ratio of one-for-four (1-for-4) (the “Reverse Stock Split”), effective as of 12:01 a.m., Eastern Time, on May 6, 2024. The Class A common stock began trading on a split-adjusted basis on Nasdaq on May 6, 2024, under the existing symbol “BZFD,” but the security has a new CUSIP number of 12430A300. The Public Warrants (as defined in Note 4 herein) continued to be traded under the symbol “BZFDW,” and the CUSIP identifier for the Public Warrants remains unchanged.

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

Unless otherwise noted, all shares of Class A common stock and Class B common stock, including shares of Class A common stock underlying the Public Warrants and Private Warrants (as defined in Note 4 herein), stock options, restricted stock units, and the Notes, shares of Class A common stock available for grant under the Company’s equity incentive plans, shares of Class A common stock sold and available for sale under the Company’s at-the-market offering, and all conversion ratios, exercise prices, and per share information with respect thereto in the consolidated financial statements have been retroactively adjusted to reflect the one-for-four (1-for-4) Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Annual Report on Form 10-K.
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
The Company concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification for held for sale as of December 31, 2023. Additionally, the Company determined the ultimate disposal, which took place on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on our operations and financial results. Moreover, the Company concluded the assets of the First We Feast business met the criteria for classification for held for sale as of December 1, 2024. Additionally, the Company determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that will have a major effect on our operations and financial results. As such, the results of Complex Networks and First We Feast are presented as discontinued operations in the consolidated financial statements of operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of Complex Networks have been reflected as assets of discontinued operations in the consolidated balance sheet for the year ended December 31, 2023. The assets and liabilities of First We Feast have been reflected as assets and liabilities of discontinued operations in the consolidated balance sheet for the year ended December 31, 2023 for comparability. Refer to Note 21 herein for additional details.
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
Key estimates and assumptions relate primarily to revenue recognition, valuation allowances for deferred income tax assets, allowance for doubtful accounts, fair value of the derivative liability, useful lives of fixed assets, and capitalized software costs.
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
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, deferred revenue, other current liabilities approximate fair value. Money market funds are categorized as Level 1.
The Company’s non-financial assets, which include property and equipment, capitalized software costs, prepaid and other assets, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-

financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at its fair value.
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
The Company classifies all cash the use of which is limited by contractual provisions as restricted cash. In the first quarter of 2021, letters of credit totaling $15.5 million were issued under the Revolving Credit Facility (as defined in Note 8 herein), which reduced the remaining borrowing capacity by the same amount. These letters of credit were used in favor of our landlords, relieving us of the requirement to maintain $15.5 million of cash as collateral. On February 21, 2024, in connection with the Complex Disposition discussed within Note 21 herein, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million and resulted in restricted cash classification on the condensed consolidated balance sheet as of March 31, 2024. However, during the second quarter of 2024, the Company terminated the letters of credit outstanding under the Revolving Credit facility, and therefore the aforementioned $17.1 million is no longer classified as restricted cash as of December 31, 2024.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts if required. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. The Company’s reserve contemplates its historical loss rate on receivables, specific customer situations, and the economic environments in which the Company operates.
The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2024	2023	2022
Balance as of January 1,	$1,424	$1,879	$1,094
Additions	138	1,407	2,582
Write-offs, net of recoveries	(523)	(1,862)	(1,797)
Balance as of December 31,	$1,039	$1,424	$1,879
As of December 31, 2024, the Company had one customer that represented 26% of net accounts receivable (i.e., Amazon, primarily for our affiliate commerce transactions). As of December 31, 2023, the Company had one customer that represented 13% of net accounts receivable. The Company had one customer that represented 30% of total revenue for the year ended December 31, 2024 (i.e., Amazon, primarily for our affiliate commerce transactions), two customers that represented 20% and 11% of total revenue for the year ended December 31, 2023, and two customer that represented 14% and 11% of total revenue for the year ended December 31, 2022. One customer, Amazon, accounts for the significant majority of our commerce and other revenues.

Film Costs
Costs incurred to produce films, which include direct production costs, production overhead, acquisition costs, and development costs, are capitalized when incurred. Capitalized film costs are amortized based upon the ratio of current period revenues to estimated total gross revenues to be earned from the film. Film costs, which were included in prepaid and other assets on the consolidated balance sheets, were as follows:

	December 31, 2024	December 31, 2023
Individual Monetization:
Feature films	$1,712	$1,707
Total	$1,712	$1,707
The Company amortized film costs of $0.1 million, $3.2 million, and $8.4 million associated with individually monetized feature films during the years ended December 31, 2024, 2023, and 2022, respectively. Film cost amortization is included in cost of revenue, excluding depreciation and amortization, in the consolidated statements of operations.
Film costs are stated at the lower of amortized cost and estimated fair value and are reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the years ended December 31, 2024, 2023 or 2022, the Company recorded no impairment charges related to film costs.
Production tax incentives reduced capitalized film costs by $0.7 million as of December 31, 2023 (no material change as of December 31, 2024). The Company had receivables related to its production tax credits of $1.3 million and $3.5 million as of December 31, 2024 and 2023, respectively, which are reflected in prepaid and other current assets in our consolidated balance sheets.
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
Capitalized Software Costs
The Company capitalizes certain costs incurred for development of websites or software for internal use. The Company capitalizes development costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs include payroll and payroll-related costs of employees directly associated with the development activities. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements, generally one to three years. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred.
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
As of December 31, 2024 and 2023, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. During the year ended December 31, 2023, the aforementioned private company underwent a recapitalization, and the Company received approximately 6,000 shares of common stock in a non-monetary transaction, valued at $nil. Prior to the recapitalization, the carrying value of the investment was $3.6 million, and therefore the difference between the carrying value and the fair value was recorded as loss on investment within other expense, net, within the consolidated statement of operations. Furthermore, during the year ended December 31, 2023, the Company exchanged a receivable for a $0.8 million investment in the new capital structure of the aforementioned private company (receiving approximately 500,000 shares of preferred stock). The total carrying value of the investment, included in prepaid and other assets on the consolidated balance sheets, was $0.8 million and $0.8 million as of December 31, 2024 and 2023, respectively.
Evaluation of Long-Lived Assets and Impairment
The Company reviews its long-lived assets, including capitalized software costs, right-of-use assets, and property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, which may include discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Refer to Notes 5, 14, and 20 herein for additional details with respect to an impairment charge the Company recorded during the year ended December 31, 2022 regarding certain long-lived assets. There was no impairment of long-lived assets for the years ended December 31, 2024 or 2023.
Revenue Recognition
The Company recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company primarily generates its revenue from advertising services and content, which includes strategic partnerships and promotional content, and from commerce and other arrangements.
Advertising
The Company generates its advertising revenue from managing a customer’s Internet advertising campaigns to target markets, both via BuzzFeed’s proprietary owned and operated sites, as well as premium publishers (e.g., Facebook and Google). Our performance obligations typically consist of a promised number of ads delivered or a promised number of actions related to the ads (such as impressions or views). Advertising revenue is recognized in the period that the related views, impressions, or actions by users on advertisements are delivered. When ads are placed on the Company’s owned and operated or third parties’ properties, the Company generally recognizes revenue on a gross basis because the Company is primarily responsible for the delivery of the promised services, has pricing discretion, and controls the advertising inventory prior to transfer to the customer. In some cases, the Company utilizes third-party intermediaries to facilitate the sale of advertising to the end customer. In these situations, while the Company is primarily responsible for the delivery of the promised services and controls the advertising inventory prior to transfer to the end customer, the Company typically does not have insight, and does not expect to have insight, into the gross amount paid by the end customer and therefore records as revenue the net amount received from the intermediary.
Content
The Company generates revenue from creating content, including promotional content, customer advertising, feature films, and content licensing. The Company’s performance obligations typically consist of Company-created content for use by its customers or the delivery of a promised number of actions related to the content (impressions or views). The revenue is recognized when the content, or the related action, is delivered.

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
Cost of Revenue, Excluding Depreciation and Amortization
Cost of revenue, excluding depreciation and amortization, consists primarily of compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms, as well as amounts due to third party websites and platforms to fulfill customers’ advertising campaigns. Production costs paid to third parties and web hosting and advertising serving platform costs are also included in cost of revenue, excluding depreciation and amortization.
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
Research and Development
Research and development expenses consist primarily of compensation-related expenses incurred for the development of, enhancements to, and maintenance of the Company’s website, technology platforms, and infrastructure. Research and development expenses that do not meet the criteria for capitalization are expensed as incurred. Certain development expenses are capitalized under the provisions of the applicable authoritative guidance, whereby the Company capitalizes costs associated with website and internal-use software systems that have reached the application development stage.
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
The following table summarizes stock-based compensation cost included in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue, excluding depreciation and amortization	$1,298	$752	$2,954
Sales and marketing	492	781	2,511
General and administrative	3,297	3,911	9,251
Research and development[1]	444	(162)	3,864
	$5,531	$5,282	$18,580
_________________________________
(1) The negative stock-based compensation expense for the year ended December 31, 2023 for research and development was primarily due to forfeitures.
The Company recognized no income tax benefit in the consolidated statements of operations for stock-based compensation arrangements in 2024, 2023 or 2022.
Comprehensive Loss
Comprehensive loss includes certain changes in stockholders’ equity that are excluded from net (loss) income, such as cumulative foreign currency translation adjustments, comprehensive income attributed to the redeemable noncontrolling interest, comprehensive (loss) income attributable to noncontrolling interests, and foreign currency translation adjustment attributable to noncontrolling interests.
Foreign Currency
The functional currency of our foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses during the year. Translation gains and losses are recorded in accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in exchange gain (loss) within other expense, net in the consolidated statements of operations. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Recently Adopted Accounting Pronouncements
The Company, an emerging growth company (“EGC”), elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, as amended, for complying with new or revised accounting standards, which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements. Refer to Note 16 herein for additional details.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326),” which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance was effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2023, the Company adopted this standard using a modified retrospective transition approach, which required a cumulative effect adjustment to the balance sheet as of January 1, 2023. The adoption of this standard did not have a material impact to our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires companies to disclose disaggregated information of certain expense captions presented on the face of the income statement within continuing operations that include following expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible amortization, and (5) depreciation, depletion, and amortization (“DD&A”) recognized as part of oil-and gas-producing activities. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
In December 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which aims to clarify the accounting treatment for induced offers made to holders of convertible debt to encourage early conversion. The ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those annual reporting periods. The Company is currently evaluating the effects of adoption of this guidance will have on its consolidated financial statements.
3. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Our management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31,
	2024	2023	2022
Advertising	$94,362	$113,642	$165,356
Content	33,875	66,748	109,286
Commerce and other	61,650	50,051	51,135
	$189,887	$230,441	$325,777

The following table presents the Company’s revenue disaggregated by geography:

	Year Ended December 31,
	2024	2023	2022
Revenue:
United States	$177,611	$203,775	$287,070
International	12,276	26,666	38,707
Total	$189,887	$230,441	$325,777
Contract Balances
The timing of revenue recognition, billings, and cash collections can result in billed accounts receivable, unbilled receivables, unbilled revenue (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by the type; the substantial majority require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date and payment is conditional on something other than the passage of time) or deferred revenue (customer payment is received in advance of performance). The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to consideration and only the passage of time is required to receive the consideration. Unbilled receivables are presented within accounts receivable, net of allowance of doubtful accounts, within the consolidated balance sheets. In addition, we have determined our contracts generally do not include a significant financing component.
The Company’s contract assets are presented in prepaid and other current assets on the accompanying consolidated balance sheets and totaled $4.5 million and $7.6 million at December 31, 2024 and 2023, respectively. These amounts relate to revenue recognized during the respective year that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying consolidated balance sheets, are expected to be recognized as revenues during the succeeding twelve-month period. Deferred revenue totaled $0.6 million and $1.7 million at December 31, 2024 and 2023, respectively. The amount of revenue recognized during the year ended December 31, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $1.7 million.
Variable Consideration
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

4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,345	$—	$—	$16,345
Total	$16,345	$—	$—	$16,345
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	1,765	—	—	1,765
Private Placement Warrants	—	13	—	13
Total	$1,765	$13	$—	$1,778

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,306	$—	$—	$25,306
Total	$25,306	$—	$—	$25,306
Liabilities:
Derivative liability	$—	$—	$—	$—
Other non-current liabilities:
Public Warrants	402	—	—	402
Private Placement Warrants	—	4	—	4
Total	$402	$4	$—	$406
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of December 31, 2024 and 2023 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.18 and $0.04 as of December 31, 2024 and 2023, respectively.
Historically, Level 3 instruments consisted of the Company’s derivative liability related to the Notes. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in fair value. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. As of December 31, 2023, the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 29, 2023, and (ii) each holder of a Note will have the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024. The fair value of the embedded derivative continues to be immaterial as of December 31, 2024.
The following table represents the activity of the Level 3 instruments:

Derivative Liability
Balance as of December 31, 2022	$180
Change in fair value of derivative liability	(180)
Balance as of December 31, 2023	$—
Balance as of December 31, 2024	$—
There were no transfers between fair value measurement levels during the year ended December 31, 2024 or 2023.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Leasehold improvements	$47,849	$49,007
Furniture and fixtures	3,439	3,910
Computer equipment	2,554	3,057
Video equipment	369	439
	$54,211	$56,413
Less: Accumulated depreciation	(48,016)	(44,557)
	$6,195	$11,856
Depreciation totaled $6.2 million, $6.7 million, and $10.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in depreciation and amortization expense.
Refer to Note 20 herein for information regarding an impairment charge the Company recorded during the year ended December 31, 2022 with respect to leasehold improvements associated with the lease of the Company's former corporate headquarters that was fully subleased during the third quarter of 2022.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	December 31, 2024	December 31, 2023
Website and internal-use software	$91,425	$82,138
Less: Accumulated amortization	(68,772)	(59,846)
	$22,653	$22,292
During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $12.1 million, $13.9 million and $12.4 million respectively, included in capitalized software costs, and amortized $11.7 million, $10.9 million and $9.7 million, respectively, included in depreciation and amortization expense.

7. Goodwill and Intangibles, net
The following table presents the goodwill activities for the periods presented:

Balance as of December 31, 2022	$43,304
Balance as of December 31, 2023	$43,304
Balance as of December 31, 2024	$43,304
The goodwill attributable to Complex Networks and First We Feast as of December 31, 2023 was excluded from the table above and is reported within noncurrent assets of discontinued operations within the consolidated balance sheet. Additionally, impairment expense attributable to Complex Networks and First We Feast for the year ended December 31, 2022 was excluded from the table above and is reported within net income (loss) from discontinued operations, net of tax, in the consolidated statement of operations.
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	December 31, 2024				December 31, 2023
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired Technology	0 years	$5,500	$5,500	$—	$5,500	$5,271	$229
Trademarks and Trade Names	11 years	14,000	3,617	10,383	14,000	2,683	11,317
Trademarks and Trade Names	Indefinite	1,368	—	1,368	1,368	—	1,368
Total		$20,868	$9,117	$11,751	$20,868	$7,954	$12,914
Amortization expense associated with intangible assets for the years ended December 31, 2024, 2023, and 2022 was $1.2 million, $2.8 million, and $2.8 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of December 31, 2024 is as follows (in thousands):

2025	$933
2026	933
2027	933
2028	933
2029	933
Thereafter	5,718
Total	$10,383
The intangible assets attributable to Complex Networks and First We Feast were excluded from the table above and are reported within noncurrent assets of discontinued operations within the consolidated balance sheet as of December 31, 2023. Additionally, amortization expense attributable to First We Feast for the years ended December 31, 2024, 2023, and 2022, and attributable to Complex for the years ended December 31, 2023 and 2022, were excluded from the figures herein and are reported within net income (loss) from discontinued operations, net of tax, in the consolidated statement of operations for all periods presented (through the date of held for sale classification).
Goodwill Impairment
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

For the 2024 annual impairment test, the Company performed a qualitative assessment. The assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, actual and expected financial performance, legal and regulatory environments, and historical performance. Based on the qualitative assessment, considering the aggregation of the relevant factors, the Company concluded that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount and therefore performing a quantitative impairment test was unnecessary.

A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach based on a discounted cash flow analysis and / or a market-based approach. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates, and discount rates. During the year ended December 31, 2022, the Company recorded a $48.3 million non-cash goodwill impairment charge driven by a sustained decline in share price that pushed its market capitalization below the carrying value of its stockholders’ equity.
8. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. The Company had outstanding letters of credit of $15.5 million under the Revolving Credit Facility at December 31, 2023 (none at December 31, 2024, as described below).
On February 21, 2024, in connection with the Complex Disposition discussed within Note 21 herein, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million and resulted in restricted cash classification on the condensed consolidated balance sheet as of March 31, 2024. However, during the second quarter of 2024, the Company terminated the $15.5 million in letters of credit outstanding under the Revolving Credit Facility, resulting in the full termination of the Revolving Credit Facility (and therefore there was no further restricted cash classification).
Borrowings under the Revolving Credit Facility bore interest at the greater of 0.75% and the sum of the rate per annum for the forward-looking term rate for SOFR for a term of one (1) month, plus a margin, which, ranged from 3.75% to 5% depending on the utilization of the facility (the implied interest rate was approximately 10% at December 31, 2023). The facility also included an unused commitment fee of 0.375%.
The Company had outstanding borrowings of $33.8 million as of December 31, 2023 (none as of December 31, 2024, as the Revolving Credit Facility was fully terminated).
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes, which are governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024. The Notes are convertible into shares of our Class A common stock at an initial conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of December 31, 2024, approximately $30.0 million aggregate principal amount of Notes remain outstanding. As of December 31, 2024, the Notes were convertible into approximately 600,001 shares of our Class A common stock and, as of March 14, 2025, the Notes were convertible into approximately 594,301 shares of our Class A common stock.

Each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after March 31, 2025, and if the Company were to pay an additional cash fee of $1.2 million on March 31, 2025, May 31, 2025, at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notes requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.
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
The Company may, at its election, force conversion of the Notes after December 3, 2024 (i.e., after the third anniversary of the issuance of the Notes), subject to a holder’s prior right to convert and the satisfaction of certain other conditions, if the volume-weighted average trading price of our Class A common stock is greater than or equal to 130% of the conversion price (currently $50.00) for more than 20 trading days during a period of 30 consecutive trading days, which has yet to occur.
The indenture governing the Notes includes restrictive covenants that, among other things, limit the Company’s ability to incur additional debt or liens, make restricted payments or investments, dispose of significant assets, transfer intellectual property, or enter into transactions with affiliates. Additionally, pursuant to the second amendment of the indenture on February 28, 2024, executed in connection with the Complex Disposition, 95% of the net proceeds of future asset sales must be used to repay the Notes.
On March 7, 2024, in connection with the Complex Disposition, the Company repurchased approximately $30.9 million of the $150.0 million Notes. In connection with the repayment, the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting. The Company derecognized approximately 20.6% of the unamortized debt discount and issuance costs, which resulted in an approximately $4.9 million loss on partial debt extinguishment that was attributed to the discontinued operation from the Complex Disposition. Additionally, on June 21, 2024, the Company repurchased approximately $0.3 million of the Notes in connection with an asset sale.
The Company reurchased the following amounts of Notes in December 2024: $12.0 million pursuant to a private repurchase transaction, $1.2 million pursuant to redemptions / repurchases, and $75.6 million utilizing 95% of the net proceeds received from the First We Feast Disposition. In connection with the aforementioned repayments (repurchases), the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified twice in one year. The Company derecognized approximately 74.7% of the unamortized debt discount and issuance costs, which resulted in an approximately $10.8 million loss on partial debt extinguishment, of which $6.9 million was attributed to the discontinued operation from the First We Feast Disposition and the remainder was attributed to continuing operations.
An additional amount of $0.3 million was repurchased on February 25, 2025 in connection with an asset sale. As of March 14, 2025, there was approximately $29.7 million aggregate principal amount of Notes outstanding. Refer to Note 22 herein for additional details.
In accounting for the Notes, the Company bifurcated a derivative liability representing the conversion option, with a fair value at issuance of $31.6 million. To measure the fair value of the derivative liability, the Company compared the calculated value of the Notes with the indicated value of the host instrument, defined as the straight-debt component of the Notes. The difference between the value of the straight-debt host instrument and the fair value of the Notes resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated based on a binomial lattice model, excluding the conversion option and the make-whole payment upon conversion. The derivative liability is remeasured at each reporting date with the resulting gain or loss recorded in change in fair value of derivative liability within the consolidated statements of operations. As of December 31, 2023 the Company determined the fair value of the derivative liability was immaterial as (i) the closing share price of our Class A common stock was $1.00 as of December 31, 2023, and (ii) each holder of a Note had the right to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder at any time on or after December 3, 2024 (i.e., the third anniversary of the issuance of the Notes), at a repurchase price equal the principal amount plus accrued and unpaid interest. The fair value of the embedded derivative continues to be immaterial as of December 31, 2024.
Interest expense on the Notes is recognized at an effective interest rate of 17%, and totaled $5.8 million and $5.5 million for the year ended December 31, 2024 and 2023, respectively, of which amortization of the debt discount and issuance costs comprised $2.1 million and $1.8 million for the year ended December 31, 2024 and 2023, respectively. The effective interest rate of 17% was remeasured in connection with the aforementioned modification accounting and assumes a maturity date of December 3, 2026.
The net carrying amount of the Notes as of December 31, 2024 was:

	December 31, 2024	December 31, 2023
Principal outstanding	$30,000	$150,000
Unamortized debt discount and issuance costs	(4,482)	(25,023)
Net carrying value	$25,518	$124,977
The fair value of the Notes as of December 31, 2024 approximated the face value (principal amount outstanding) and was estimated using Level 3 inputs.
9. Redeemable Noncontrolling Interest
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
The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	2024	2023	2022
Balance as of January 1,	$—	$—	$2,294
Allocation of net income	—	—	164
Reclassification into permanent equity	—	—	(2,458)
Balance as of December 31,	$—	$—	$—
10. Stockholders’ Equity
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

Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of December 31, 2024 or 2023.
Stock-Based Compensation
Stock Incentive Plans
On December 2, 2021, prior to, and effective as of, the closing of the Business Combination, the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) was adopted by the 890 board and approved by the 890 stockholders. The 2021 Equity Incentive Plan allows the Company to grant awards of stock options, restricted stock awards, stock appreciation rights (SARs), RSUs, cash awards, performance awards, and stock bonus awards to officers, employees, directors, and consultants. A total of 7,801,638 shares of our Class A common stock were reserved for issuance under the 2021 Equity Incentive Plan as of its effective date. The number of shares reserved for issuance under the Equity Incentive Plan will increase automatically on January 1 of each year from 2022 through 2031 by a number of shares equal to 5% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or its compensation committee. As such, an additional 1,820,147 shares of our Class A common stock became issuable from the automatic increase as of January 1, 2024 and 1,918,422 shares of our Class A common stock became issuable as of January 1, 2025.
Stock Options
A summary of the stock option activity under the Company's equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2023	845	$24.98	1.71	$—
Granted	7,250	2.19
Exercised	(1)	3.37
Forfeited	(585)	2.93
Expired	(627)	23.85
Balance as of December 31, 2024	6,882	$2.95	9.24	$3,263
Expected to vest at December 31, 2024	6,882	$2.95	9.24	$3,263
Exercisable at December 31, 2024	174	$31.38	4.18	$1
Options are generally granted for a term of ten years from the date of grant. Stock options generally vest over four years based on service.

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following range of assumptions:

	2024	2023	2022
Exercise price	$1.55 – $4.46	$2.44 –$2.48	$4.68 – $21.24
Expected dividend yield	0%	0%	0%
Expected volatility	65% –74%	93% – 97%	48% –93%
Expected term (years)	5.47– 6.20	6.10 – 6.20	1.00 – 6.20
Risk free interest rate	4.16% – 4.65%	4.17% – 4.57%	1.86% – 3.95%
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
The Company records stock-based compensation expense on a straight-line basis over the vesting period. For a graded vesting award with both a service and a performance condition, the Company records stock-based compensation expense on a straight-line basis over the vesting period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. As of December 31, 2024, the total share-based compensation costs not yet recognized related to unvested stock options was $7.8 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.1 years. The weighted average fair value of stock options granted during December 31, 2024, 2023, and 2022 was $2.19, $2.44, and $6.56, respectively. The intrinsic value of stock options exercised was $nil, $nil, and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Restricted Stock Units
A summary of RSU activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	2,190	$3.74
Granted	973	1.43
Vested	(1,431)	3.64
Forfeited	(629)	3.50
Outstanding as of December 31, 2024	1,103	$1.97
As of December 31, 2024, there were approximately $1.4 million of unrecognized compensation costs related to RSUs.
The liquidity condition for 0.6 million restricted stock units (“Liquidity 1 RSUs”) was satisfied upon the occurrence of a sale transaction (an “Acquisition”) or the completion of an initial public offering. The Business Combination did not result in the satisfaction of this liquidity condition, as it did not meet the definition of an Acquisition per the award agreements. However, on May 12, 2022, the Company’s board of directors waived this liquidity condition, permitting the Liquidity 1 RSUs to vest (based on service). As a result, the Company recognized a cumulative catch-up adjustment of $8.2 million, of which $2.3 million was reflected in cost of revenue, excluding depreciation and amortization, $1.0 million was reflected in sales and marketing, $1.9 million was reflected in general and administrative, and $3.0 million was reflected in research and development, in each case, within the consolidated statement of operations for the year ended December 31, 2022.
At-The-Market-Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to

$150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which it was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of December 31, 2024, the Company sold, in the aggregate, 1,149,013 shares of our Class A common stock, at an average price of $2.46 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes.
11. Net (Loss) Income Per Share
Net (loss) income per share is computed using the two-class method. Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, the exercise of any warrants (including the Public Warrants and the Private Placement Warrants), and the conversion of any convertible debt (including the Notes), in each case only in the periods in which such effect would have been dilutive.
The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of net income (loss) from discontinued operations, net of tax, per share or net loss per share. Basic and diluted net (loss) income per share were the same for all periods presented.
For the years ended December 31, 2024 and 2023, net (loss) income per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. For the year ended December 31, 2022, net (loss) income per share amounts were the same for Class A, Class B, and Class C common stock because the holders of each class are entitled to equal per share dividends.

The table below presents the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss from continuing operations	$(33,956)	$(55,712)	$(117,559)
Net income (loss) from discontinued operations, net of tax	24,028	(33,610)	(83,767)
Less: net income attributable to the redeemable noncontrolling interest	—	—	164
Less: net income (loss) attributable to noncontrolling interests	168	(743)	(533)
Net loss attributable to holders of Class A, Class B, and Class C common stock for basic net loss per share	$(10,096)	$(88,579)	$(200,957)
Amounts attributable to BuzzFeed, Inc for net loss per common share, basic and diluted:
Net loss from continuing operations	$(34,124)	$(54,969)	$(117,190)
Net income (loss) from discontinued operations, net of tax	24,028	(33,610)	(83,767)
Net loss attributable to BuzzFeed, Inc.	$(10,096)	$(88,579)	$(200,957)

Denominator:
Weighted average common shares outstanding, basic and diluted	37,386	35,766	34,537

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.91)	$(1.54)	$(3.39)
Discontinued operations	$0.64	$(0.94)	$(2.43)
Net loss per common share, basic and diluted, attributable to BuzzFeed, Inc.	$(0.27)	$(2.48)	$(5.82)
The numerator for net (loss) income per basic and diluted common share from continuing operations excludes the impact of (i) net income attributable to the redeemable noncontrolling interests and (ii) net income (loss) attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted net loss (income) per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options	6,882	845	994
Restricted stock units	1,103	2,190	1,874
Warrants	2,469	2,469	2,469
Convertible notes	600	3,000	3,000
12. Income Taxes
The domestic and foreign components of (loss) income before provision for income taxes on continuing operations were as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(33,156)	$(59,254)	$(108,766)
Foreign	(138)	5,144	(6,063)
Total loss before income taxes	$(33,294)	$(54,110)	$(114,829)

The provision / (benefit) for income taxes on continuing operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current provision / (benefit)
Federal	$—	$—	$2
State	49	92	77
Foreign	956	(1,689)	2,756
Total current provision / (benefit)	$1,005	$(1,597)	$2,835
Deferred (benefit) / provision
Federal	$1	$3	$726
State	11	(4)	230
Foreign	(355)	3,200	(1,061)
Total deferred (benefit) / provision	$(343)	$3,199	$(105)
Total provision / (benefit)
Federal	$1	$3	$728
State	60	88	307
Foreign	601	1,511	1,695
Total provision / (benefit)	$662	$1,602	$2,730
A reconciliation of the U.S. federal statutory income tax rate on continuing operations of 21% for the years ended December 31, 2024, 2023, and 2022 to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax (benefit) provision at the U.S. federal statutory rate	$(6,974)	$(11,363)	$(24,114)
State income taxes	(793)	(1,331)	(1,045)
Permanent differences	157	(50)	380
Change in valuation allowance	8,230	10,580	12,397
Effect of foreign operations	171	1,837	(147)
Stock-based compensation	733	1,728	4,205
Section 162(m)	261	221	493
Derivative and warrant liabilities	288	(36)	(1,940)
U.S. GILTI inclusion	(511)	511	139
Goodwill impairment	—	—	10,615
Effect of change in tax rates	667	6	58
Research and development tax credits	(2,135)	—	—
Foreign currency translation and transactions	356	(237)	560
Other	212	(264)	1,129
Total provision (benefit) for income taxes	$662	$1,602	$2,730
For the years ended December 31, 2024, 2023, and 2022, the Company’s effective tax rate was (2.0)%, (3.0)% and (2.4)% respectively. For the years ended December 31, 2024 and December 31, 2023, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily related to a research and development tax credit and a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis. For the year ended December 31, 2022, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily related to both a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis and the impairment of non-deductible goodwill for which no tax benefit was provided.

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
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD / G20 Inclusive Framework on Base Erosion and Profit Sharing, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released “Pillar Two” model rules defining a 15% global minimum tax rate for large multinational corporations with consolidated revenue above €750 million (or approximately $781.2 million as of December 31, 2024). The Company continues to evaluate the Pillar Two Framework and its potential impact on future periods; however, based on the current proposed revenue thresholds, the Company does not expect to be subject to tax changes associated with Pillar Two.
Significant components of deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$115,007	$104,168
Accruals	2,248	2,119
Stock-based compensation	747	1,083
Bad debt	182	255
Interest expense	5,220	3,630
Lease liabilities	9,069	14,442
Section 174 capitalized R&D costs	9,521	13,057
Capitalized production expenses	213	330
Other	1,803	1,733
Total deferred tax asset	$144,010	$140,817
Valuation allowance	(125,613)	(117,526)
Net deferred tax asset	$18,397	$23,291

Deferred tax liabilities
Deferred state income tax	(3,208)	(3,174)
Operating lease, right-of-use asset	(6,960)	(11,334)
Depreciation and amortization	—	(710)
Intangible assets	(7,938)	(8,105)
Total deferred tax liability	$(18,106)	$(23,323)
Net deferred tax asset (liability)	$291	$(32)
Net deferred tax assets are included within prepaid expenses and other assets, and net deferred tax liabilities are included within other liabilities on the Company’s consolidated balance sheets.
In assessing the realizability of its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the weight of available evidence, the Company concluded it is more likely than not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance on its U.S. deferred tax assets. In addition, the Company maintains a valuation allowance against certain deferred tax assets in the United Kingdom (the “U.K.”), Spain, Japan, Australia, and Canada. The Company’s valuation allowance increased by approximately $8.1 million in 2024.
As of December 31, 2024, the Company has U.S. federal and state net operating losses (i.e., “NOLs”) of approximately $298.5 million and $11.6 million, respectively. A portion of the NOL carryforwards was utilized to offset taxable income related to discontinued operations. During the year ended December 31, 2024, the Company applied $88.9 million of NOL carryforwards against the taxable gain recognized from the Complex Disposition and the First We Feast Disposition, reducing the total tax liability from discontinued operations by approximately $18.5 million. Of the $298.5 million of U.S. federal NOL carryforwards, $201.5 million expire in tax year beginning 2030 through 2037 if not utilized and $97.0 million that have an indefinite lived carryforward period, but are only available to offset 80% of future taxable income. The $11.6 million of state NOL carryforwards will expire in tax years beginning in 2025 to 2044 if not utilized. As of December 31, 2024, the Company has foreign NOL carryforwards of $2.8 million in Canada expiring in 2041 through 2043, $3.4 million in Japan expiring in 2026 through 2033, $1.3 million in Spain, $14.9 million in the U.K., and $0.8 million in Australia, all with indefinite carryforward periods. Utilization of NOLs and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), in the event of a change in the Company’s ownership, as defined in current income tax regulations.
As of December 31, 2024, the Company has federal and state deferred interest expense carryforwards under Section 163(j) of the Code of $21.0 million and $0.4 million, respectively, which may be carried forward indefinitely but only available to offset 30% of tax adjusted earnings before interest and taxes (EBIT). In addition, the Company had federal research and development tax credits of approximately $7.5 million, which expire in the tax years beginning in 2032 through 2040, if not utilized. A portion of the research and development tax credits of $2.1 million was utilized to offset taxable income related to discontinued operations.
Notwithstanding the current taxation of certain foreign subsidiaries under global intangible low-taxed income (i.e., “GILTI”) and one-time transition taxation enacted as part of the Tax Cut and Jobs Act, the Company intends to continue to reinvest its foreign earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.
The Company applies the applicable authoritative guidance which prescribes a comprehensive model in which a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to income tax positions taken on the Company’s tax returns in income tax expense in the consolidated statements of operations. As of December 31, 2024 and 2023, the Company recorded an uncertain tax position of $nil including interest and penalties related to state taxes. As of December 31, 2024 and 2023, the Company had accrued minimal uncertain tax positions.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Years
United States	2020
United Kingdom	2023
Japan	2019
Canada	2020
13. Restructuring Costs
On February 6, 2025, the Company announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. Refer to Note 22 herein for additional details.
On February 21, 2024, the Company announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Complex Disposition, as discussed within Note 21 herein). In doing so, the Company reduced the size of its centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position us to be more agile, sustainable, and profitable. The Company incurred approximately $2.9 million of restructuring costs for the year ended December 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.

Additionally, in accordance with the Asset Purchase Agreement (the “Complex Sale Agreement;” refer to Note 21 herein for additional details), dated as of February 21, 2024 between a wholly-owned subsidiary of the Company and Commerce Media Holdings, LLC., pursuant to which the Complex Disposition was consummated, Commerce Media reimbursed the Company for approximately $1.8 million in payments related to “Non-Transferring Employees” (as defined in the Complex Sale Agreement), including severance. The amount of these severance and related charges are not included within the restructuring charges noted above. The Company treated the reimbursement as an expense reimbursement.
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
14. Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASC 842”), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires leased assets and lease liabilities to be recognized on the balance sheet. On January 1, 2022, the Company adopted ASC 842 using the modified retrospective method. Prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under ASC 840.
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
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. On July 8, 2022, the Company entered into a sublease with a third party with respect to substantially all of the Company’s then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, the subtenant is obligated to pay a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million. Refer to Note 20 herein for information regarding an impairment charge the Company recorded during the year ended December 31, 2022 with respect to the original lease.
On February 21, 2024, in connection with the Complex Disposition, the Company entered into a space sharing license agreement whereby we licensed approximately 11,500 square feet (not including shared spaces) to the purchaser of certain assets of Complex Networks in connection with the Complex Disposition. Additionally, in December 2024, the Company entered into space sharing license agreements whereby we licensed a portion of our office space in New York City, New York and Los Angeles, California, with the purchaser of certain assets and liabilities of First We Feast in connection with the First We Feast Disposition. Refer to Note 21 herein for additional details.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$24,282	$29,511	$30,689
Sublease income	(17,386)	(15,694)	(10,428)
Total lease cost	$6,896	$13,817	$20,261
All components of total lease cost are recorded within general and administrative expenses within the consolidated statement of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s consolidated balance sheets related to operating leases:

	December 31, 2024	December 31, 2023
Assets
Right-of-use assets	$28,562	$46,715

Liabilities
Current lease liabilities	22,084	21,659
Noncurrent lease liabilities	15,138	37,820
Total lease liabilities	$37,222	$59,479
Other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$28,264	$32,870	$34,059
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$10,192

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	1.8	2.7
Weighted average discount rate	14.03%	13.87%
Maturities of lease liabilities as December 31, 2024 were as follows:

Year	Amount
2025	$25,554
2026	12,735
2027	2,416
2028	818
2029	537
Thereafter	—
Total lease payments	$42,060
Less: imputed interest	(4,838)
Total	$37,222
Sublease receipts to be received in the future under noncancellable subleases as of December 31, 2024 were as follows:

Year	Amount
2025	$16,813
2026	4,692
Thereafter	—
Total	$21,505

15. Commitments and Contingencies
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

The Company settled or resolved certain legal matters during the years ended December 31, 2024, 2023, and 2022 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations, or cash flows.

Video Privacy Protection Act
On May 16, 2023, a lawsuit titled Hunthausen v. BuzzFeed, Inc. was filed in the United States District Court for the Southern District of California, asserting class action claims for alleged violation of the Video Privacy Protection Act

(“VPPA”) based on the claimed transmission of personally identifying information via the Meta pixel, Google Analytics, and the TikTok pixel, all of which are purportedly connected to posts on the BuzzFeed.com website. The putative class plaintiff was seeking an injunction to stop further alleged wrongful conduct, to recover unspecified compensatory damages and an award of costs, and any further appropriate relief. The Company settled these claims and the matter is now disposed.
On August 4, 2023, the Company received 8,927 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personally identifying information via the Meta pixel, purportedly connected to posts on the BuzzFeed website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. We settled these claims and the matter is now disposed.
On August 15, 2023, the Company received (1) 5,247 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personally identifying information via the use of various pixels purportedly in connection with the HuffPost.com website; and (2) 12,176 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personal identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. The Company settled these claims and the matter is now disposed.
On October 31, 2023, the Company received 590 individual demands for JAMS arbitration in California, all of which allege violations of the VPPA for the claimed transmission of personally identifying information via the use of various pixels purportedly in connection with the BuzzFeed.com website. Each claimant was seeking to recover damages in the amount of $2,500 (actual dollars) for each alleged violation of the VPPA. The Company settled these claims and the matter is now disposed.
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
On March 29, 2023, BuzzFeed Media Enterprises, Inc., filed a complaint in the Delaware Court of Chancery seeking to enjoin the Arbitrations on the grounds that, inter alia, the Claimants’ purported causes of action arise from their rights as the Company’s shareholders, are governed by our charter, including its forum selection provision, and are therefore not arbitrable. The complaint sought declaratory and injunctive relief. The parties cross-moved for summary judgment.
On November 20, 2023, the Court of Chancery heard oral arguments on BuzzFeed Media Enterprises, Inc.’s motion for summary judgment and the Claimants’ cross-motion to dismiss the Company’s complaint.

On May 15, 2024, the Court of Chancery issued a decision denying BuzzFeed Media Enterprises, Inc.’s motion for summary judgment, and on September 3, 2024, the Court issued a final order dismissing the complaint.
On September 9, 2024, BuzzFeed Media Enterprises, Inc. filed a notice of appeal of the Delaware Chancery Court’s May 15, 2024 decision. An en banc hearing of the appeal by the Delaware Supreme Court has been scheduled for April 23, 2025.
On June 18, 2024, the AAA re-initiated the Arbitrations, which had been stayed pending the Delaware Court of Chancery’s decision. The AAA appointed a process arbitrator on August 23, 2024, and proceedings are ongoing.
Nasdaq Listing Compliance
On May 31, 2023, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In connection with the Company’s application to obtain additional time to regain compliance, as of the opening of business on November 30, 2023, the Company’s Class A common stock and warrants were transferred to The Nasdaq Capital Market, which operates in substantially the same manner as The Nasdaq Global Market, where they continue to trade under the symbols “BZFD” and “BZFDW,” respectively. As disclosed in Note 2 herein, to increase the bid price of our Class A common stock, the Company effected the Reverse Stock Split on May 6, 2024. As of May 17, 2024, the closing bid price of the Company’s Class A common stock had been $1.00 or more for at least 10 consecutive business days. On May 20, 2024, the Nasdaq Staff confirmed that the Company had regained compliance with the Bid Price Requirement.
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
16. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has determined that its chief executive officer is its CODM who makes resource allocation decisions and assesses performance based upon financial information at the consolidated level. The Company manages its operations as a single segment for the purpose of evaluating and making operating decisions.
Information about the Company’s types of products and services from which it derives its revenues, as well as the accounting policies of the Company’s single operating and reporting segment, are the same as those described in the summary of significant accounting policies (refer to Note 2 herein for additional details). The CODM assesses performance based on net (loss) income from continuing operations as reported on the consolidated statement of operations for purposes of deciding how to direct resources.
From a significant segment expense perspective, the CODM receives and uses a more bifurcated view of total costs of goods sold (excluding depreciation and amortization), as outlined in the table below. Variable costs of goods sold represent amounts related to web hosting, and advertising serving platform costs, along with amounts due to third party websites and platforms to fulfill customers’ advertising campaigns, as well as production costs paid to third parties. Fixed costs of goods sold primarily represent compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms.

	Year Ended December 31,
	2024	2023	2022
Variable costs of goods sold	$39,061	$45,870	$81,874
Fixed costs of goods sold	66,004	83,912	102,663
Total costs of goods sold, excluding depreciation and amortization	$105,065	$129,782	$184,537
All other significant segment expenses and other significant segment items that comprise consolidated net (loss) income from continuing operations and are regularly provided to the CODM are consistent with what is presented on the consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, impairment expense, other expense, net, interest expense, net, change in fair value of warrant liabilities, change in fair value of derivative liability, and income tax provision, were $118.8 million, $156.4 million, and $258.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM uses net (loss) income from continuing operations, as reported on the consolidated statement of operations, to evaluate income generated from segment assets in assessing performance and allocating resources. As of December 31, 2024 and 2023, long-lived assets were predominantly located in the United States.
17. Related Party Transactions
In June 2021, in connection with the merger agreement pursuant to which the Business Combination was consummated, and effective as of the closing of the Business Combination, BuzzFeed entered into a Commercial Agreement with NBCUniversal Media, LLC (“NBCU”), previously a holder of 5% or more of our Class A common stock, pursuant to which, among other things: (1) NBCU was entitled to marketing services on BuzzFeed platforms at certain discounted rates; (2) BuzzFeed provided editorial promotion of at least $1.0 million in marketing value during each year of the term of the Commercial Agreement across BuzzFeed’s digital properties at no cost to NBCU, its affiliates and joint ventures, and their respective brands; (3) BuzzFeed provided licensed content to NBCU which was to be made available on an applicable NBCU entity streaming service under certain exclusivity terms during the term of the Commercial Agreement; (4) NBCU was the exclusive sales representative for all BuzzFeed inventory, including HuffPost inventory, on Apple News and BuzzFeed endeavored to spend at least $1.0 million during the first year of the term of the Commercial Agreement to promote any of its commerce initiatives; and (5) BuzzFeed provided 200 million impressions per year of the term of the Commercial Agreement to drive traffic from the BuzzFeed platforms and third-party social media platforms to NBCU news properties. The Company also entered into certain partnership agreements with NBCU in 2022, 2023, and 2024. The Commercial Agreement expired on December 3, 2024.
The Company recognized revenue from NBCU of $0.6 million, $3.2 million and $5.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company recognized expenses under contractual obligations from NBCU of $nil, $nil and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company had an outstanding receivable balance of $0.2 million from NBCU as of December 31, 2023 and an outstanding payable balance of $0.2 million to NBCU as of December 31, 2023. During the second quarter of 2024, NBCU ceased to be a holder of 5% or more of our Class A common stock, and as such, activity for the year ended December 31, 2024 only includes activity though the second quarter of 2024.
On March 15, 2023, Verizon Ventures LLC (“Verizon”) converted all 1,619,507 shares of Class C common stock into Class A common stock, resulting in Verizon and its affiliates holding more than 5% of our Class A common stock. Verizon is the landlord for the Company’s corporate headquarters (for which the Company assumed responsibility as part of the Complex Networks Acquisition), and we transact with Verizon in the normal course of business, such as with agency advertising deals and for certain utilities. The Company recognized revenue from Verizon of $1.9 million, $0.7 million, and $nil for the years ended December 31, 2024, 2023, and 2022, respectively. The Company recognized expenses under contractual obligations from Verizon of $5.9 million, $6.0 million, and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had no outstanding receivables or payables from or to Verizon as of December 31, 2023. During the fourth quarter of 2024, Verizon ceased to be a holder of 5% or more of our Class A common stock.

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
18. Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
Cash paid for income taxes, net	$514	$1,296	$2,028
Cash paid for interest	11,926	17,169	15,729
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	31	134	298
Accrued deferred offering costs	68	597	—
Exchange of accounts receivable in exchange for investment in equity securities	—	750	—
19. Other Expense, Net
Other expense, net consisted of the following for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Exchange gain (loss)	$618	$1,103	$(4,612)
(Loss) gain on investments	—	(3,500)	1,260
Other expense	(1,517)	(841)	(1,250)
Other income	1,973	73	1,026
Loss on partial debt extinguishment	(3,929)	—	—
Gain (loss) on disposition of assets	1,250	175	500
Total	$(1,605)	$(2,990)	$(3,076)

20. Impairment Expense
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
Additionally, during the year ended December 31, 2022, the Company experienced a sustained decline in share price that pushed its market capitalization below its carrying value. The Company concluded the sustained decline in share price was a triggering event for potential impairment and conducted a quantitative impairment assessment. Based on the quantitative impairment assessment, the Company concluded the fair value of the single reporting unit was less than its carrying value and as such recorded a non-cash impairment charge of $48.3 million. The fair value of the single reporting was determined using an equal weighting of the adjusted market capitalization method (market approach) and the discounted cash flow method (income approach).

21. Held for Sale, Discontinued Operations, and Disposals
Held for Sale and Discontinued Operations:
Complex Disposition
As of December 31, 2023, the Company determined the assets of Complex Networks, excluding the First We Feast brand, met the criteria for classification as held for sale. The Company disposed of Complex Networks in order to refocus its business around scalable, high-margin, and tech-led revenue streams. As such, the Company concluded the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of Complex Networks are classified as discontinued operations for all periods presented herein.
On February 21, 2024, a wholly-owned subsidiary of the Company entered into the Complex Sale Agreement with Commerce Media, providing for the sale of certain assets relating to the business of Complex Networks (i.e., the Complex Disposition). Pursuant to the Complex Sale Agreement, Commerce Media purchased certain assets, and assumed certain liabilities, related to the business of Complex Networks, excluding the business operating under the First We Feast brand and as otherwise set forth in the Complex Sale Agreement, for an aggregate purchase price of $108.6 million, which was received in cash upon closing on February 21, 2024.
In connection with the Complex Disposition, the Company was required to (i) repurchase approximately $30.9 million of Notes, and (ii) repay approximately $33.8 million outstanding under the Revolving Credit Facility, plus accrued and unpaid interest of $0.7 million (such amounts were repurchased / repaid shortly after the Complex Disposition; refer to note 8 herein for additional details). The Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Complex Disposition on February 21, 2024. Additionally, as described in Note 8 herein, on February 28, 2024, the indenture governing the Notes was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
All historical interest expense associated with the Revolving Credit Facility and 20.6% of the historical interest expense associated with the Notes were allocated to the discontinued operations of the Complex Disposition.
Details of net loss from discontinued operations, net of taxes, are as follows (for the Complex Disposition):

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$2,115	$58,292	$94,120
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	3,500	44,646	67,467
Sales and marketing	1,046	11,387	23,969
General and administrative	225	1,816	6,297
Research and development	344	2,143	3,497
Depreciation and amortization	—	10,809	10,810
Impairment expense	—	—	38,036
Total costs and expenses	5,115	70,801	150,076
Loss from discontinued operations	(3,000)	(12,509)	(55,956)
Loss on partial debt extinguishment	(4,919)	—	—
Gain (loss) on remeasurement of classification to held for sale	854	(9,462)	—
Other expense, net	(292)	—	—
Interest expense, net	(1,230)	(7,019)	(5,564)
Loss from discontinued operations before income taxes	(8,587)	(28,990)	(61,520)
Income tax provision (benefit)	963	—	(685)
Net loss from discontinued operations, net of tax	$(9,550)	$(28,990)	$(60,835)

Financial results of Complex Networks for the year ended December 31, 2024 are through the date of the Complex Disposition, February 21, 2024. Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the year ended December 31, 2024, there was tax expense related to discontinued operations as a result of non-deductible permanent differences and state taxes related to the Complex Disposition, offset with release in valuation allowance and excess tax benefits related to foreign derived intangible income (“FDII”). For the year ended December 31, 2023, there was no income tax provision / (benefit) in discontinued operations, as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis. For the year ended December 31, 2022, the Company recorded an income tax benefit in discontinued operations as a result of non-deductible permanent differences and state taxes related to the Complex Disposition, offset with a partial release in valuation allowance and excess tax benefits related to FDII.
Details of the assets of discontinued operations are as follows:

December 31, 2023
Intangible assets, net	$79,481
Goodwill	34,070
Valuation allowance	(9,462)
Noncurrent assets of discontinued operations, net of valuation allowance	$104,089
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $9.5 million was recorded within gain (loss) from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2023. The Company completed the Complex Disposition on February 21, 2024, and recorded a final gain on measurement of classification to held for sale of $0.9 million after recording final transaction and related expenses (for a total loss on disposal of approximately $8.6 million).
There were no current assets, current liabilities, or noncurrent liabilities of discontinued operations (for the Complex Disposition) for any periods presented as the disposal group consisted of intangible assets, net, and goodwill.
The Company had continuing involvement with Commerce Media through a transition services agreement, through which the Company and Commerce Media provided certain services to each other for a period of time following the Disposition (specifically, from February 21, 2024 until August 31, 2024). For the year ended December 31, 2024 the Company collected a total of $1.5 million related to the transition services agreement. Concurrent with the closing of the Complex Disposition, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time license fee of approximately $2.8 million for use of the certain office space in our corporate headquarters from February 21, 2024 until on June 30, 2025 (or such earlier date that the underlying sublease or master lease earlier expires or is terminated).
First We Feast Disposition
As of December 1, 2024, the Company determined the assets and liabilities (disposal group) of First We Feast met the criteria for classification as held for sale. The Company sold First We Feast to finalize its strategy to refocus its business around higher-margin revenue streams such as programmatic advertising and affiliate commerce, as well as tech-led initiatives. As such, the Company determined the ultimate disposal represented a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the historical results of First We Feast are classified as discontinued operations for all periods presented herein.
On December 11, 2024, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with FEAST OPCO LLC (the “Purchaser”), providing for the sale by the Company to the Purchaser of certain assets and liabilities related to the Company’s business operating under the “First We Feast” brand (i.e., the First We Feast Disposition). The First We Feast Disposition closed on December 11, 2024, immediately following entry into the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser purchased certain assets and assumed certain liabilities related to the business of First We Feast, and, at the Closing, paid a purchase price of $82.5 million, which gives effect to certain closing adjustments for net working capital and accrued employee compensation.
Pursuant to the indenture governing the Notes, the Company is required to remit 95% of the net proceeds of asset sales to the holders of the Notes. Prior to the sale of the First We Feast brand, on December 10, 2024, the Company entered into privately negotiated transactions with certain holders of the Notes, in which the Company agreed to repurchase approximately $12.0 million aggregate principal amount of Notes from such holders on December 11, 2024. After giving effect to such Private Repurchase of $12.0 million of the Notes (together with accrued and unpaid interest), the redemption of $75.6 million of Notes with 95% of the net proceeds of the First We Feast Transaction (together with accrued and unpaid interest) and the redemption / repurchase of $1.2 million of Notes with cash on hand (together with accrued and unpaid interest), approximately $30.0 million aggregate principal amount of Notes remained outstanding as of December 31, 2024. Refer to Note 8 herein for additional details.
Details of net income (loss) from discontinued operations, net of taxes, are as follows (for the First We Feast Disposition):

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$29,338	$22,236	$16,777
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	15,867	12,584	9,811
Sales and marketing	3,150	3,047	3,220
Depreciation and amortization	1,474	1,608	1,608
Impairment expense	—	—	15,918
Total costs and expenses	20,491	17,239	30,557
Income (loss) from discontinued operations	8,847	4,997	(13,780)
Gain on sale	42,600	—	—
Loss on partial debt extinguishment	(6,866)	—	—
Interest expense, net	(9,376)	(9,617)	(9,170)
Income (loss) from discontinued operations before income taxes	35,205	(4,620)	(22,950)
Income tax provision (benefit)	1,627	—	(18)
Net income (loss) from discontinued operations	$33,578	$(4,620)	$(22,932)
Financial results of First We Feast for the year ended December 31, 2024 are through the date of the First We Feast Disposition, December 11, 2024. Allocated general corporate overhead costs do not meet the criteria to be presented within net income (loss) from discontinued operations, net of tax, and were excluded from all figures presented in the table above. 63.6% of the historical interest expense associated with the Notes was allocated to the discontinued operation of First We Feast. The Company recorded a gain on sale of $42.6 million, attributed to the discontinued operations of the First We Feast Disposition.
For the year ended December 31, 2024, there was tax expense related to discontinued operations as a result of non-deductible permanent differences and state taxes related to the First We Feast Disposition, offset with release in valuation allowance and excess tax benefits related to FDII. For the year ended December 31, 2023, there was no income tax provision / (benefit) in discontinued operations, as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis. For the year ended December 31, 2022, the Company recorded an income tax benefit in discontinued operations as a result of non-deductible permanent differences and state taxes related to the First We Feast Disposition, offset with a partial release in valuation allowance and excess tax benefits related to FDII.
Details of the assets and liabilities of discontinued operations were as follows:

December 31, 2023
Accounts receivable, net	4,723
Unbilled revenue	750
Total current assets of discontinued operations	$5,473

Goodwill	14,258
Intangible assets, net	13,751
Total noncurrent assets of discontinued operations	$28,009

Accrued compensation	745
Accounts payable	669
Deferred revenue	156
Total current liabilities of discontinued operations	$1,570
The Company has continuing involvement with the Purchaser through a transition services agreement, pursuant to which the Company and the Purchaser provided certain services to each other for a period of time following the First We Feast disposition (specifically for an initial term from December 12, 2024 through June 11, 2025, unless earlier terminated or extended pursuant to the terms therein). For the year ended December 31, 2024, the Company collected a total of $0.4 million pursuant to the transition services agreement. Additionally, the Company and the Purchaser entered into space sharing licensing agreements pursuant to which the Purchaser licensed the use of certain office space within the Company’s offices in New York, New York, and Los Angeles, California, for $0.1 million per month through May 31, 2025, unless earlier terminated in accordance with such agreements.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.4 million of which was received as of December 31, 2024). As disclosed in Note 8 herein, the Company is required to remit 95% of the net proceeds for any asset sales to the holders of the Notes. As such, approximately $0.3 million of the Notes were repurchased on June 21, 2024, and the remainder will be repaid / repurchased in-line with the aforementioned installment schedule. BringMe did not have a material impact on the Company’s net loss for any period presented herein.
The Company received $0.3 million in February 2025, and remitted (i.e., repurchased) 95% to the holders of the Notes. Refer to Note 22 herein for additional details.
License of BuzzFeed, Tasty and HuffPost’s U.K. Operations:
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities have granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who support the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of December 31, 2024), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
22. Subsequent Events
Optional Repurchase Notices:
On January 31, 2025, pursuant to the fourth supplemental indenture governing the Notes, the Company paid a cash fee of $0.9 million to the Trustee (as defined in the indenture governing the Notes) for the benefit of all holders of the Notes then-outstanding, thereby extending the earliest date that the Optional Repurchase Notices (as defined in the indenture) may be delivered to the Company to March 31, 2025.

Restructuring:
On February 6, 2025, the Company announced plans to reduce expenses by implementing an approximately 5% reduction in the current workforce. The reduction in workforce is intended to streamline the news operations for HuffPost. The Company expects to recognize restructuring charges in connection with the workforce reduction plan, including severance, outplacement services, and benefits continuation. The foregoing charges are estimated to range between $1.8 million and $2.0 million, and are expected to be recognized and paid primarily in the first quarter of 2025. The substantial majority of these charges will result in cash expenditures, and the reduction in workforce plan is expected to be substantially complete by the end of the first quarter of 2025.
Partial Repurchase of Notes:
In February 2025, the Company received $0.3 million of the purchase consideration from the sale of the BringMe brand. Pursuant to the indenture governing the Notes, the Company is required to remit 95% of the net proceeds from asset sales to the holders of the Notes. As such, the Company repurchased approximately $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 14, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weaknesses in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of December 31, 2024, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented, in accordance with U.S. Generally Accepted Accounting Principles.
Management’s Report on Internal Control over Financial Reporting
Our management, including Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (i.e., COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
Previously Disclosed Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
While preparing the consolidated financial statements included in this Annual Report on Form 10-K, our management concluded that the following material weaknesses in internal control over financial reporting, previously reported as of December 31, 2023, were not fully remediated as of December 31, 2024. The material weaknesses identified in our internal control over financial reporting related to: (i) a lack of formalized internal controls and segregation of duties surrounding our financial statement close process, and (ii) a lack of formalized information technology (“IT”) general controls in the area of change management and logical security controls over financial IT systems. The remediation of these deficiencies has required, and will continue to require, a significant amount of time and resources from management and other personnel.

Management’s Remediation Plan
(a) A Lack of Formalized Internal Controls and Segregation of Duties Surrounding our Financial Statement Close Process:
During 2023 and throughout 2024, with the oversight of the audit committee of our board of directors, we continued to execute remediation plans and enhanced controls within the financial statement close process, including documentation improvements for certain higher risk and material balance sheet reconciliation schedules and supporting financial calculations and analyses.
Our management will continue to implement remediation plans to define control procedures, enhance documentation, and enforce segregation of duties to ensure controls are adequately designed and operate sufficiently including, but not limited to: enhancing certain higher risk balance sheet reconciliation schedules, including the completeness and accuracy of information used in controls and the related review procedures; enhancing review procedures with respect to financial results and supporting financial calculations; designing processes and controls to adequately segregate job responsibilities; redesigning workflow approval routing and security permissions; and reducing reliance on manual controls.
(b) A Lack of Formalized Information Technology General Controls in the Area of Change Management and Logical Security Controls Over Financial Information Technology Systems:
During 2023 and throughout 2024, our management began implementing remediation plans to address certain control deficiencies around system development and change management and IT security, including formalizing the processes and controls around security administration and implementing user access reviews for certain key financial systems. Management has hired resources with technical expertise and will continue to centralize security administration for several financial applications and further enhance logical access controls for the remaining applications.
Our management will continue to implement processes and controls to further support and provide appropriate oversight over key financial systems, and intends to continue to implement remediation plans, including, but not limited to: centralizing the change management function; implementing policies and procedures with respect to change management and system development; documenting test procedures and approvals relating to changes made to production; maintaining separate development, test, and production environments; and formalizing controls around security administration.
Changes in Internal Control over Financial Reporting
Other than the material weakness and ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
(a) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On December 16, 2024, David Arroyo, the Company’s Chief Legal and Compliance Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Arroyo’s Rule 10b5-1 trading arrangement will commence on March 17, 2025, which is at least 90 days after the adoption date, and will continue until Mr. Arroyo ceases to be an employee or director (or officer) of the Company. Mr. Arroyo’s Rule 10b5-1 trading arrangement provides for (i) on a monthly basis, the sale of the net number of vested restricted stock units available, and (ii) on a monthly basis, the exercise and sale of available stock options upon vesting date, of which total option exercise and sales will not exceed 452,600 shares.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled “Proposal No. 1 Election of Directors,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Committees of Our Board of Directors,” “Executive Officers,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Code of Conduct,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Insider Trading Arrangement and Policies,” and, if applicable, “Additional Information—Delinquent Section 16(a) Reports” to be filed with the SEC by April 14, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled “Executive Compensation,” “Non-Employee Director Equity Compensation,” and “Non-Employee Director Compensation” to be filed with the SEC by April 14, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled “Security Ownership of Beneficial Ownership and Management,” and “Equity Compensation Plan Information,” to be filed with the SEC by April 14, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence” and “Certain Relationships and Related Person Transactions” to be filed with the SEC by April 14, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees and Services” to be filed with the SEC by April 14, 2025.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
Our consolidated financial statements are included in Part II, Item 8, “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
1.1	At The Market Offering Agreement, dated as of June 20, 2023, by and between BuzzFeed, Inc. and Craig-Hallum Capital Group LLC.	8-K	1.1	6/20/2023
2.1.1	Agreement and Plan of Merger, dated as of June 24, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	8-K	2.1	6/24/2021
2.1.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	S-4/A	2.2	10/29/2021
2.2.1†*	Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.2	7/30/2021
2.2.2	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.3	7/30/2021
2.3	Asset Purchase Agreement, dated as of February 21, 2024, by and between BuzzFeed Media Enterprises, Inc. and Commerce Media Holdings, LLC.	8-K	2.1	2/21/2024
2.4	Asset Purchase Agreement, dated as of December 11, 2024, by and between BuzzFeed Media Enterprises, Inc. and Feast Opco LLC.	8-K	2.1	12/12/2024
3.1.1	Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc.	8-K	3.1	12/9/2021
3.1.2	Certificate of Change of Registered Agent and/or Registered Office, dated as of March 13, 2023.	8-K	3.1	3/15/2023
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on June 1, 2023.	10-Q	3.3	8/9/2023
3.1.4	Certificate Amendment No. 2 to the Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on April 26, 2024.	8-K	3.1	5/2/2024
3.2	Restated Bylaws of BuzzFeed, Inc.	8-K	3.2	12/9/2021
4.1	Description of Registrant’s Securities.
4.2.1	Specimen Common Stock Certificate.	S-4/A	4.1	10/1/2021
4.2.2	Specimen Warrant Certificate.	S-1/A	4.3	1/6/2021
4.3.1	Indenture, dated December 3, 2021, by and between BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.3	12/9/2021
4.3.2	Form of Global Note (included in Exhibit 4.3.1).	8-K	4.4	12/9/2021

4.3.3	First Supplemental Indenture, dated as of July 10, 2023, to the Indenture, dated December 3, 2021, between BuzzFeed, Inc., BuzzFeed Canada, Inc., and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.	10-Q	4.1	8/9/2023
4.3.4	Second Supplemental Indenture, dated as of February 28, 2024,to the Indenture dated December 3, 2021 among BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.	8-K	4.1	2/29/2024
4.3.5	Third Supplemental Indenture, dated October 28, 2024, to the Indenture dated December 3, 2021, among BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.	8-K	4.1	11/1/2024
4.3.6	Fourth Supplemental Indenture, dated December 10, 2024, to the Indenture dated December 3, 2021, among BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee.	8-K	4.1	12/12/2024
10.1	Lease, dated December 16, 2014, by and between BuzzFeed, Inc. and 225 Fourth, LLC.	S-4	10.6	7/30/2021
10.2	Warrant Agreement, dated January 11, 2021, by and between BuzzFeed, Inc. (f//k/a 890 5th Avenue Partners, Inc.) and Continental Stock Transfer & Trust Company.	8-K	4.1	1/15/2021
10.3	Form of Note Subscription Agreement, dated June 24, 2021, by and between 890 5th Avenue Partners, Inc., and the undersigned subscribers party thereto.	S-4	10.2	7/30/2021
10.4	Voting Agreement, dated as June 24, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.), 200 Park Avenue Partners, LLC, as the Sponsor, and Jonah Peretti and each of his permitted transferees pursuant to Section 10.2 of the Voting Agreement.	8-K	10.8	12/9/2021
10.5	Holder Voting Agreement, dated July 21, 2021, by and among BuzzFeed, Inc., Jonah Peretti, John Johnson III, and Johnson BF, LLC.	S-4	10.9	7/30/2021
10.6	Amended and Restated Registration Rights Agreement, dated as of December 3, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.) and the other parties thereto.	8-K	10.1	12/9/2021
10.7	Registration Rights Agreement, dated December 3, 2021, by and among BuzzFeed, Inc. and the convertible noteholders party thereto.	8-K	10.4	12/9/2021
10.8	Amended and Restated Escrow Agreement, dated December 3, 2021, by and among NBCUniversal Media, LLC, Jonah Peretti, Jonah Peretti LLC and PNC Bank, National Association, as escrow agent.	8-K	10.19	12/9/2021
10.9	Sublease, dated July 8, 2022, by and between BuzzFeed Media Enterprises, Inc. and Monday.com, Inc.	8-K	10.1	8/16/2022
10.11.1‡	2021 Equity Incentive Plan.	S-8	99.1	2/8/2022
10.11.2‡	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	10-Q	10.1	11/12/2024
10.11.3‡	Form of RSU Agreement under the 2021 Equity Incentive Plan.	10-Q	10.2	11/12/2024
10.11.4‡	Form of Stock Option Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.12	12/9/2021
10.11.5‡	Form of RSU Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.13	12/9/2021
10.11.6‡	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan.	10-Q	10.3	11/12/2024
10.12‡	2021 Employee Stock Purchase Plan.	8-K	10.15	12/9/2021
10.13‡	Form of Indemnification Agreement.	8-K	10.16	12/9/2021
10.14.1‡	Offer Letter, dated as of July 8, 2019, between BuzzFeed, Inc. and David Arroyo.	10-K	10.15.1	3/20/2024
10.14.2‡	Promotion Letter, dated as of November 9, 2022, between BuzzFeed, Inc. and David Arroyo.	10-K	10.15.2	3/20/2024

10.15.1‡	Offer Letter, dated as of September 24, 2019, between BuzzFeed, Inc. and Matthew Omer.	10-K	10.16.1	3/20/2024
10.15.2‡	Promotion Letter, dated as of October 23, 2023, between BuzzFeed, Inc. and Matthew Omer.	10-K	10.16.2	3/20/2024
10.19‡	Change in Control and Severance Plan (adopted February 4, 2022).	8-K	10.1	2/4/2022
10.21‡	Greg Coleman Advisor Agreement.	10-Q	10.10	5/10/2023
10.22‡	BuzzFeed, Inc. Non-Employee Directors Compensation Policy (adopted December 3, 2021).	10-K	10.3	3/16/2023
10.23†*	Binding Term Sheet, dated June 23, 2021, by and between NBCUniversal Media, LLC and BuzzFeed, Inc.	S-4/A	10.14	9/8/2021
10.24	License Agreement, dated March 28, 2024, by and between BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., TheHuffingtonPost.com, Inc., and Independent Digital News and Media Limited.	10-K	10.24	3/20/2024
19.1.1	Securities Trading Policy (adopted December 3, 2021).
19.1.2	Policy on 10b5-1 Plans (adopted December 3, 2021).	10-K	19.1.2	3/20/2024
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche, LLP.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for the Recovery of Erroneously Awarded Compensation (adopted October 12, 2023).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

BuzzFeed, Inc.

		By:	/s/ Jonah Peretti
Jonah Peretti Chief Executive Officer (principal executive officer)
Date:	March 14, 2025
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

Name	Title	Date

/s/ Jonah Peretti	Chief Executive Officer and Director	March 14, 2025
Jonah Peretti	(principal executive officer)

/s/ Matt Omer	Chief Financial Officer	March 14, 2025
Matt Omer	(principal financial and accounting officer)

/s/ Anjula Acharia	Director	March 14, 2025
Anjula Acharia

/s/ Greg Coleman	Director	March 14, 2025
Greg Coleman

/s/ Janet Rollé	Director	March 14, 2025
Janet Rollé

/s/ Adam Rothstein	Director	March 14, 2025
Adam Rothstein