Form 10-Q
period 2025-03-31
BuzzFeed, Inc.
filed 2025-05-08
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 6, 2025, there were 37,181,861 shares of the registrant’s Class A common stock outstanding, 1,343,299 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

BUZZFEED, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “affect,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts.
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
•our future capital requirements, including, but not limited to, our ability to obtain additional capital in the future, to repurchase our $29.7 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the “Notes”) upon a fundamental change such as the delisting of our Class A common stock, at their maturity, or upon the holders of the Notes requiring repayment of their Notes on or after May 31, 2025, any restrictions imposed by, or commitments under, the indenture governing the Notes or agreements governing any future indebtedness, and any restrictions on our ability to access our cash and cash equivalents;
•developments in the law and government regulation, including, but not limited to, revised foreign content and ownership regulations, and the outcomes of legal proceedings, regulatory disputes, or governmental investigations to which we are subject;
•the benefits of our cost savings measures;
•our success divesting of companies, assets, or brands we sell, or in integrating and supporting the companies we acquire;
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

•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Capital Market LLC (“Nasdaq”); and
•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$34,326	$38,648
Accounts receivable (net of allowance for doubtful accounts of $910 as at March 31, 2025 and $1,039 as at December 31, 2024)	36,455	48,944
Prepaid expenses and other current assets	17,248	13,294
Total current assets	88,029	100,886
Property and equipment, net	5,023	6,195
Right-of-use assets	23,914	28,562
Capitalized software costs, net	22,950	22,653
Intangible assets, net	12,387	11,751
Goodwill	43,304	43,304
Prepaid expenses and other assets	7,642	8,047
Total assets	$203,249	$221,398

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,314	$14,251
Accrued expenses	22,212	18,881
Deferred revenue	2,729	555
Accrued compensation	13,546	11,668
Current lease liabilities	21,423	22,084
Current debt	23,690	25,518
Other current liabilities	5,182	3,879
Total current liabilities	96,096	96,836
Noncurrent lease liabilities	9,929	15,138
Warrant liabilities	543	1,778
Other liabilities	389	704
Total liabilities	106,957	114,456

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 37,182 and 37,025 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 1,343 and 1,343 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	731,734	730,369
Accumulated deficit	(634,535)	(621,864)
Accumulated other comprehensive loss	(3,407)	(3,735)
Total BuzzFeed, Inc. stockholders’ equity	93,796	104,774
Noncontrolling interests	2,496	2,168
Total stockholders’ equity	96,292	106,942
Total liabilities and stockholders’ equity	$203,249	$221,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$36,021	$37,009
Costs and expenses
Cost of revenue, excluding depreciation and amortization	23,492	27,139
Sales and marketing	4,258	8,378
General and administrative	14,362	16,249
Research and development	3,066	3,230
Depreciation and amortization	4,585	5,479
Total costs and expenses	49,763	60,475
Loss from continuing operations	(13,742)	(23,466)
Other income (expense), net	1,298	(556)
Interest expense, net	(1,171)	(2,209)
Change in fair value of warrant liabilities	1,234	(37)
Loss from continuing operations before income taxes	(12,381)	(26,268)
Income tax provision	80	682
Net loss from continuing operations	(12,461)	(26,950)
Net loss from discontinued operations, net of tax	—	(8,832)
Net loss	(12,461)	(35,782)
Less: net income (loss) attributable to noncontrolling interests	210	(53)
Net loss attributable to BuzzFeed, Inc.	$(12,671)	$(35,729)
Net loss from continuing operations attributable to holders of Class A and Class B common stock:
Basic and diluted	$(12,671)	$(26,897)
Net loss from continuing operations per Class A and Class B common share:
Basic and diluted	$(0.33)	$(0.74)
Weighted average common shares outstanding:
Basic and diluted	38,683	36,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(12,461)	$(35,782)
Other comprehensive income (loss)
Foreign currency translation adjustment	446	(337)
Other comprehensive income (loss)	446	(337)
Comprehensive loss	(12,015)	(36,119)
Comprehensive income (loss) attributable to noncontrolling interests	210	(53)
Foreign currency translation adjustment attributable to noncontrolling interests	118	(160)
Comprehensive loss attributable to BuzzFeed, Inc.	$(12,343)	$(35,906)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three Months Ended March 31, 2025
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	37,025	$3	1,343	$1	$730,369	$(621,864)	$(3,735)	$104,774	$2,168	$106,942
Net loss	—	—	—	—	—	(12,671)	—	(12,671)	210	(12,461)
Stock-based compensation	—	—	—	—	1,377	—	—	1,377	—	1,377
Issuance of common stock in connection with share-based plans	165	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	(25)	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	—	328	328	118	446
Issuance of common stock in connection with at-the-market offering, net of issuance costs	4	—	—	—	13	—	—	13	—	13
Balance at March 31, 2025	37,182	$3	1,343	$1	$731,734	$(634,535)	$(3,407)	$93,796	$2,496	$96,292

	For the Three Months Ended March 31, 2024
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	35,035	$3	1,368	$1	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net loss	—	—	—	—	—	(35,729)	—	(35,729)	(53)	(35,782)
Stock-based compensation	—	—	—	—	776	—	—	776	—	776
Issuance of common stock in connection with share-based plans	45	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(177)	(177)	(160)	(337)
Balance at March 31, 2024	35,079	$3	1,368	$1	$723,868	$(647,497)	$(2,677)	$73,698	$2,142	$75,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(12,461)	$(35,782)
Less: net loss from discontinued operations, net of tax	—	8,832
Net loss from continuing operations	(12,461)	(26,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,585	5,479
Unrealized gain foreign currency	(501)	(46)
Stock based compensation	1,377	704
Change in fair value of warrants	(1,234)	37
Amortization of debt discount and deferred issuance costs	546	489
Deferred income tax	3	493
Provision for doubtful accounts	(129)	(74)
Non-cash lease expense	4,716	4,261
Changes in operating assets and liabilities:
Accounts receivable	13,131	28,912
Prepaid expenses and other current assets	(3,163)	1,085
Accounts payable	(6,886)	(23,184)
Accrued compensation	1,372	6,253
Accrued expenses, other current liabilities, and other liabilities	4,277	3,315
Lease liabilities	(5,952)	(5,115)
Deferred revenue	1,663	488
Cash provided by (used in) operating activities from continuing operations	1,344	(3,853)
Cash used in operating activities from discontinued operations	—	(9,446)
Cash provided by (used in) operating activities from continuing operations	1,344	(13,299)

Investing activities:
Capital expenditures	(388)	(88)
Capitalization of internal-use software	(3,128)	(3,330)
Business combination, net of cash acquired	(233)	—
Proceeds from sale of asset	300	—
Cash used in investing activities from continuing operations	(3,449)	(3,418)
Cash provided by investing activities from discontinued operations	—	108,575
Cash (used in) provided by investing activities	(3,449)	105,157

Financing activities:
Payment for shares withheld for employee taxes	(25)	—
Borrowings on Revolving Credit Facility	—	(33,837)
Payment of consent solicitation fees	(2,089)	—
Payment on Convertible Notes	(285)	(30,900)
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	(55)	—
Payment of early termination fee for Revolving Credit Facility	—	(500)
Payment of deferred issuance costs	—	(591)
Cash used in financing activities	(2,454)	(65,828)
Effect of currency translation on cash and cash equivalents	237	(160)
Net (decrease) increase in cash and cash equivalents	(4,322)	25,870
Cash and cash equivalents at beginning of period	38,648	35,637
Cash and cash equivalents and restricted cash at end of period	$34,326	$61,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, tabular amounts and shares in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed,” the “Company,” “our,” “us,” or “we”) is home to the best of the Internet. Across entertainment, news, food, pop culture, and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty. BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
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
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. The Company repurchased approximately $120.0 million of the Notes in 2024. Additionally, the Company repurchased approximately $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 31, 2025. Refer to Note 8 herein for additional details.
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
Since its inception, the Company has generally incurred significant losses and used net cash flows from operations to grow its owned and operated properties and its iconic brands. During the three months ended March 31, 2025, the Company incurred a net loss of $12.5 million and generated net cash flows from its operations of $1.3 million. Additionally, as of March 31, 2025, the Company had unrestricted cash and cash equivalents of $34.3 million to fund its operations, and an accumulated deficit of $634.5 million.
As described in Note 8 herein, the Company repurchased approximately $120.0 million of the Notes in 2024, and the Company repurchased approximately $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 31, 2025. As described in Note 8 herein, each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after May 31, 2025, at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notes requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.
On February 28, 2024, the Company amended the indenture governing the Notes to provide that, among other things, 95% of the net proceeds of future asset sales must be used to repay the Notes.
In the event some or all of the holders of the Notes exercise their put rights, the Company currently does not have sufficient cash on hand or projected cash flows to fund the potential put. The Company’s failure to comply with the provisions of the indenture governing the Notes, including the Company’s failure to repurchase the Notes, as required by the indenture governing the Notes, could trigger an event of default under the indenture governing the Notes, which would allow the holders of Notes to accelerate the maturity of the Notes and require the Company to repay the Notes prior to their maturity.
To address its capital needs, the Company has entered into a non-binding term sheet with a potential lender for an asset-backed term loan (the “Loan”), with an expected commitment amount of up to $40.0 million and a three-year term. The term sheet provides that the Company and the lender will aim to close this Loan by May 23, 2025, and, in conjunction with any closing, the Company will incur certain legal and other debt issuance fees. Proceeds from the Loan, if it were to close, would be used to repurchase the remaining Notes. However, the Company can provide no assurance that it will be successful in closing the Loan, obtaining other new financing, or, if the Loan fails to close, in generating sufficient cash inflows from operations or otherwise to fund its obligations as they become due over the next 12 months beyond the issuance date. The Company may implement incremental cost savings actions and pursue additional sources of outside capital to supplement its funding obligations as they become due, which includes additional offerings of its Class A common stock under the at-the-market offering (refer to Note 9 herein for additional details), or other issuances of Class A common stock or other securities convertible into or exercisable or exchangeable for our Class A common stock. However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured (the aforementioned Loan term sheet is non-binding), other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. The Company can provide no assurance it will successfully generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through the Company’s at-the-market-offering), or implement incremental cost savings.
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructurings, or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time: the Company’s available cash, liquidity, and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions. As of the issuance date, the Company continues to work with its external advisors to optimize its condensed consolidated balance sheet and evaluate its assets.
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
2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the accompanying condensed consolidated financial statements and these related notes should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2024, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The condensed consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ended December 31, 2025.
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
Discontinued Operations and Held for Sale
A business is classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and when certain other criteria are met. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate.
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
The Company concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification for held for sale as of December 31, 2023. Additionally, the Company determined the ultimate disposal, which took place on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on the Company’s operations and financial results. Moreover, the Company concluded the assets of the First We Feast business met the criteria for classification for held for sale as of December 1, 2024. Additionally, the Company determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that had a major effect on our operations and financial results. As such, the results of Complex Networks and First We Feast are presented as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2024. Refer to Note 18 herein for additional details.
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
Key estimates and assumptions relate primarily to revenue recognition, valuation allowances for deferred income tax assets, allowance for doubtful accounts, useful lives of fixed assets, and capitalized software costs.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company will adopt this standard with its 2025 annual filing, and is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires companies to disclose disaggregated information of certain expense captions presented on the face of the income statement within continuing operations that include following expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible amortization, and (5) depreciation, depletion, and amortization (“DD&A”) recognized as part of oil-and gas-producing activities. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which aims to clarify the accounting treatment for induced offers made to holders of convertible debt to encourage early conversion. The ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of adopting of this guidance on its condensed consolidated financial statements.
3. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2025	2024
Advertising	$21,387	$20,944
Content	4,424	6,735
Commerce and other	10,210	9,330
Total	$36,021	$37,009
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2025	2024
Revenue:
United States	$32,799	$33,287
International	3,222	3,722
Total	$36,021	$37,009
Contract Balances
The timing of revenue recognition, billings, and cash collections can result in billed accounts receivable, unbilled receivables, unbilled revenue (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by the type; the substantial majority require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date and payment is conditional on something other than the passage of time) or deferred revenue (customer payment is received in advance of performance). The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to consideration and only the passage of time is required to receive the consideration. Unbilled receivables are presented within accounts receivable, net of allowance of doubtful accounts, within the condensed consolidated balance sheets. In addition, the Company has determined its contracts generally do not include a significant financing component.
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $4.7 million and $4.5 million as of March 31, 2025 and December 31, 2024, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $2.7 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively. The amount of revenue recognized during the three months ended March 31, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $0.4 million.

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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,391	$—	$—	$19,391
Total	$19,391	$—	$—	$19,391
Liabilities:
Other non-current liabilities:
Public Warrants	$539	$—	$—	$539
Private Placement Warrants	—	4	—	4
Total	$539	$4	$—	$543

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,345	$—	$—	$16,345
Total	$16,345	$—	$—	$16,345
Liabilities:
Other non-current liabilities:
Public Warrants	$1,765	$—	$—	$1,765
Private Placement Warrants	—	13	—	13
Total	$1,765	$13	$—	$1,778
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of March 31, 2025 and December 31, 2024 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.06 and $0.18 as of March 31, 2025 and December 31, 2024, respectively.

There were no transfers between fair value measurement levels during the three months ended March 31, 2025.
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
As of March 31, 2025 and December 31, 2024, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both March 31, 2025 and December 31, 2024.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	$47,892	$47,849
Furniture and fixtures	3,649	3,439
Computer equipment	2,442	2,554
Video equipment	342	369
Gross carrying value	54,325	54,211
Less: accumulated depreciation	(49,302)	(48,016)
Net carrying value	$5,023	$6,195
Depreciation totaled $1.5 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively, and was included in depreciation and amortization expense.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	March 31, 2025	December 31, 2024
Website and internal-use software	$94,222	$91,425
Less: accumulated amortization	(71,272)	(68,772)
Net carrying value	$22,950	$22,653
The Company capitalized $3.1 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively, included in capitalized software costs, and amortized $2.8 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively, included in depreciation and amortization expense.

7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	March 31, 2025				December 31, 2024
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks and Trade Names	11	14,000	3,850	10,150	11	14,000	3,617	10,383
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	3	887	18	869	0	—	—	—
Total		$16,255	$3,868	$12,387		$15,368	$3,617	$11,751
Amortization expense associated with intangible assets for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of March 31, 2025 is as follows (in thousands):

Remainder of 2025	$921
2026	1,229
2027	1,229
2028	991
2029	933
Thereafter	5,716
Total	$11,019
In March 2025, the Company completed an acquisition of the assets and liabilities of a small private company that focuses on producing custom content. The Company paid $0.3 million in cash, and identified $0.5 million of contingent consideration. In connection with this acquisition, the Company recorded an intangible asset (customer relationships) of $0.9 million, with a 3-year estimated economic useful life. The fair value of this intangible asset was estimated using Level 3 inputs. The remaining acquired assets and liabilities were immaterial working capital balances and no goodwill was recorded in connection with this acquisition. This acquisition did not have a material impact to the Company’s revenue or net loss from continuing operations as of and for the three months ended March 31, 2025.
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of March 31, 2025, the Company had $43.3 million of goodwill recorded on its condensed consolidated balance sheet. The Company concluded there were no impairment triggering events as of, and for, the three months ended March 31, 2025.
8. Debt
Revolving Credit Facility
On December 30, 2020, the Company entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 3, 2021 in connection with the closing of the Business Combination, further amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of the Company’s landlords. On February 21, 2024, in connection with the Complex Disposition discussed within Note 18 herein, the Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit outstanding, which were cash collateralized in the amount of $17.1 million and resulted in restricted cash classification on the condensed consolidated balance sheet as of March 31, 2024. However, during the second quarter of 2024, the Company terminated the $15.5 million in letters of credit outstanding under the Revolving Credit Facility, resulting in the full termination of the Revolving Credit Facility (and therefore there was no further restricted cash classification).
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of March 31, 2025. Additionally, during the first quarter of 2025, the Company entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the Company’s landlord for its new corporate headquarters, and remains outstanding as of March 31, 2025. Refer to Note 13 herein for additional details with respect to this new lease.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes, which are governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024. The Notes are convertible into shares of our Class A common stock at an initial conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of March 31, 2025, approximately $29.7 million aggregate principal amount of Notes remain outstanding. As of March 31, 2025, the Notes were convertible into approximately 594,301 shares of our Class A common stock.
Each holder of a Note has the right under the indenture governing the Notes to require the Company to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after May 31, 2025, at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notes requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e. December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.
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
On March 7, 2024, in connection with the Complex Disposition, the Company repurchased approximately $30.9 million of the $150.0 million Notes. In connection with the repurchase, the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting. The Company derecognized approximately 20.6% of the unamortized debt discount and issuance costs, which resulted in an approximately $4.9 million loss on partial debt extinguishment that was attributed to the discontinued operation from the

Complex Disposition. Additionally, on June 21, 2024, the Company repurchased approximately $0.3 million of the Notes in connection with an asset sale.
The Company repurchased the following amounts of Notes in December 2024: $12.0 million pursuant to a private repurchase transaction, $1.2 million pursuant to redemptions / repurchases, and $75.6 million utilizing 95% of the net proceeds received from the First We Feast Disposition. In connection with the aforementioned repayments (repurchases), the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified more than once in one year. The Company derecognized approximately 74.7% of the unamortized debt discount and issuance costs, which resulted in an approximately $10.8 million loss on partial debt extinguishment, of which $6.9 million was attributed to the discontinued operation from the First We Feast Disposition and the remainder was attributed to continuing operations.
Pursuant to the fourth supplemental indenture governing the Notes, on January 31, 2025, the Company paid a cash fee of $0.9 million to the Trustee (as defined in the indenture governing the Notes) for the benefit of all holders of the Notes then-outstanding, thereby extending the earliest date that the Optional Repurchase Notices (as defined in the indenture governing the Notes) may be delivered to the Company to March 31, 2025. On February 25, 2025, approximately $0.3 million of Notes were repurchased in connection with proceeds received from a previous asset sale. On March 31, 2025, pursuant to the fourth supplemental indenture governing the Notes, the Company paid a cash fee of approximately $1.2 million to the Trustee (as defined in the indenture governing the Notes) for the benefit of all holders of the Notes then-outstanding, thereby extending the earliest date that the Optional Repurchase Notices (as defined in the indenture governing the Notes) may be delivered to the Company to May 31, 2025. As a result of the aforementioned repurchases / payments, the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified more than once in one year. The Company derecognized approximately 1% of the unamortized debt discount and issuance costs, which resulted in an approximately $nil loss on partial debt extinguishment.
Interest expense on the Notes is recognized at an effective interest rate of approximately 23% and totaled $1.1 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, of which amortization of the debt discount and issuance costs comprised $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The effective interest rate of approximately 23% was remeasured in connection with the aforementioned modification accounting and assumes a maturity date of December 3, 2026.
The net carrying amount of the Notes as of March 31, 2025 and December 31, 2024 was:

	March 31, 2025	December 31, 2024
Principal outstanding	$29,715	$30,000
Unamortized debt discount and issuance costs	(6,025)	(4,482)
Net carrying value	$23,690	$25,518
The fair value of the Notes as of March 31, 2025 and December 31, 2024 approximated the face value (principal amount outstanding) and was estimated using Level 3 inputs.
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional or other special rights, if any, of each such series and any qualifications, limitations or restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of March 31, 2025 or December 31, 2024.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,882	$2.95	9.24	$3,263
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(89)	2.24	—	—
Expired	(28)	26.97	—	—
Balance as of March 31, 2025	6,765	$2.86	8.97	$—
Expected to vest at March 31, 2025	6,765	$2.86	8.97	$—
Exercisable at March 31, 2025	150	$32.00	4.35	$—
As of March 31, 2025, the total share-based compensation costs not yet recognized related to unvested stock options was $6.8 million, which is expected to be recognized over the weighted-average remaining requisite service period of 0.8 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2024	1,103	$1.97
Granted	303	2.34
Vested	(165)	2.56
Forfeited	(4)	2.73
Outstanding as of March 31, 2025	1,237	$1.98
As of March 31, 2025, there were approximately $1.6 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Cost of revenue, excluding depreciation and amortization	$302	$182
Sales and marketing	148	123
General and administrative	802	338
Research and development	125	61
Total	$1,377	$704
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which the Company was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of March 31, 2025, the Company had sold, in the aggregate, 1,153,345 shares of its Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes.
10. Net Loss Per Share
Net loss per share is computed using the two-class method. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, the exercise of any warrants (including the Public Warrants and the Private Warrants), and the conversion of any convertible debt (including the Notes), in each case only in the periods in which such effect would have been dilutive.
For the three months ended March 31, 2025 and 2024, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(12,461)	$(26,950)
Net loss from discontinued operations, net of tax	—	(8,832)
Less: net income (loss) attributable to noncontrolling interests	210	(53)
Net loss attributable to holders of Class A and Class B common stock	$(12,671)	$(35,729)

Amounts attributable to BuzzFeed, Inc. for net loss per common share, basic and diluted:
Net loss from continuing operations	(12,671)	(26,897)
Net loss from discontinued operations, net of tax	—	(8,832)
Net loss attributable to BuzzFeed, Inc.	$(12,671)	$(35,729)

Denominator:
Weighted average common shares outstanding, basic and diluted	38,683	36,578

Net loss per common share, basic and diluted:
Continuing operations	$(0.33)	$(0.74)
Discontinued operations	—	(0.24)
Net loss per common share, basic and diluted, attributable to BuzzFeed, Inc.[1]	$(0.33)	$(0.98)
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
The table below presents the details of securities that were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	6,765	391
Restricted stock units	1,237	2,290
Warrants	2,469	2,469
Convertible notes	594	2,382
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended March 31,
	2025	2024
Income tax provision	$80	$682
Effective tax rate	(0.6)%	(2.6)%

For the three months ended March 31, 2025, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
For the three months ended March 31, 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to (i) limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and (ii) permanent adjustments and state taxes related to the Complex Disposition.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
12. Restructuring Costs
In February 2025, the Company announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. The Company incurred approximately $1.9 million of restructuring costs for the three months ended March 31, 2025, comprised mainly of severance and related benefits costs, all of which were included in costs of revenue, excluding depreciation and amortization.
In February 2024, the Company announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Complex Disposition, as discussed within Note 18 herein). In doing so, the Company reduced the size of its centralized operations to enable its individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position the Company to be more agile, sustainable, and profitable. The Company incurred approximately $2.9 million of restructuring costs for the three months ended March 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
Additionally, in accordance with the Asset Purchase Agreement (the “Complex Sale Agreement;” refer to Note 18 herein for additional details), dated as of February 21, 2024 between a wholly-owned subsidiary of the Company and Commerce Media Holdings, LLC., pursuant to which the Complex Disposition was consummated, Commerce Media reimbursed the Company for approximately $1.8 million in payments related to “Non-Transferring Employees” (as defined in the Complex Sale Agreement), including severance. The amount of these severance and related charges are not included within the restructuring charges noted above. The Company treated the reimbursement as an expense reimbursement.
13. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2029. The Company accounts for leases under ASU 2016-02, Leases (Topic 842) (“ASC 842”) by recording right-of-use assets and liabilities. The right-of-use asset represents the Company’s right to use underlying assets for the lease term and the lease liability represents the Company’s obligation to make lease payments under the lease. The Company determines if an arrangement is, or contains, a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term, and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain renewal provisions and other provisions which require the Company to pay taxes, insurance, or maintenance costs.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. In July 2022, the Company entered into a sublease with a third party with respect to substantially all of the

Company’s then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expires on May 30, 2026, unless terminated sooner in accordance with the provisions of the sublease. Pursuant to the terms of the sublease, the subtenant is obligated to pay a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million.
In February 2024, in connection with the Complex Disposition, the Company entered into a space sharing license agreement whereby the Company licensed approximately 11,500 square feet (not including shared spaces) to the purchaser of certain assets of Complex Networks in connection with the Complex Disposition. Additionally, in December 2024, the Company entered into space sharing license agreements whereby the Company licensed a portion of the office space in New York City, New York, and Los Angeles, California, to the purchaser of certain assets and liabilities of First We Feast in connection with the First We Feast Disposition. Refer to Note 18 herein for additional details.
In March 2025, the Company entered into a lease agreement for a new office in New York, New York. The lease will commence at a later date in 2025, and expires on the last day of the month in which the 10 year, 4 month anniversary of the rent commencement date occurs. The lease contains an early termination option after 5 years of the rent commencement date, and contains an extension option for 5 years following the expiration date. Undiscounted future payments for this new office lease are approximately $0.2 million through $0.3 million per month throughout the term of the lease. As this lease has not yet commenced, it is not reflected in the Company’s condensed consolidated financial statements. The Company expects to account for this lease as an operating lease under ASC 842 with a right-of-use asset and accompanying lease liability to be recorded in the condensed consolidated balance sheets in the period of commencement.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$5,873	$6,177
Sublease income	(4,602)	(4,114)
Total lease cost	$1,271	$2,063
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statements of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	March 31, 2025	December 31, 2024
Assets
Right-of-use assets	$23,914	$28,562

Liabilities
Current lease liabilities	$21,423	$22,084
Noncurrent lease liabilities	9,929	15,138
Total lease liabilities	$31,352	$37,222

Other information related to leases was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$7,114	$7,032

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	1.7	1.8
Weighted average discount rate	14.1%	14.0%
Maturities of lease liabilities as of March 31, 2025 were as follows:

Year	Operating Leases
Remainder of 2025	$18,465
2026	12,759
2027	2,441
2028	842
2029	553
Thereafter	—
Total lease payments	35,060
Less: imputed interest	(3,708)
Total	$31,352
Sublease receipts to be received in the future under noncancelable subleases as of March 31, 2025 were as follows:

Year	Amount
Remainder of 2025	$12,211
2026	4,692
Thereafter	—
Total	$16,903
14. Commitments and Contingencies
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

The Company settled or resolved certain legal matters during the three months ended March 31, 2025 and 2024 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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
On October 24, 2024, BuzzFeed Media Enterprises, Inc. filed its opening appellate brief with the Delaware Supreme Court. Plaintiff has since filed its responsive papers and the matter is now fully briefed. An en banc hearing before the Delaware Supreme Court had been scheduled for April 23, 2025 but since was postponed for rescheduling. In the interim, the Arbitrations were resolved between the parties and the matters are now closed.
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
Information about the Company’s types of products and services from which it derives its revenues, as well as the accounting policies of the Company’s single operating and reportable segment, are the same as those described in the summary of significant accounting policies (refer to Note 2 herein for additional details). The CODM assesses performance based on net loss from continuing operations as reported on the condensed consolidated statements of operations for purposes of deciding how to direct resources.
From a significant segment expense perspective, the CODM receives and uses a more bifurcated view of total costs of goods sold (excluding depreciation and amortization), as outlined in the table below. Variable costs of goods sold represent amounts related to web hosting, advertising serving platform costs, amounts due to third party websites and platforms to fulfill customers’ advertising campaigns, and production costs paid to third parties. Fixed costs of goods sold primarily represent compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms.

	Three Months Ended March 31,
	2025	2024
Variable costs of goods sold	$6,393	$6,607
Fixed costs of goods sold	17,099	20,532
Total costs of goods sold, excluding depreciation and amortization	$23,492	$27,139

    All other significant segment expenses and other significant segment items that comprise consolidated net loss from continuing operations and are regularly provided to the CODM are consistent with what is presented on the condensed consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, other income (expense), net, interest expense, net, change in fair value of warrant liabilities, and income tax provision, were $25.0 million and $36.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
16. Supplemental Disclosures
Film Costs
Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	March 31, 2025	December 31, 2024
Individual Monetization:
Feature films	$1,712	$1,712
Total	$1,712	$1,712
The Company had no material amortization of film costs for the three months ended March 31, 2025 or 2024.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $0.7 million as of December 31, 2023 (no material change as of March 31, 2025 or December 31, 2024). The Company had receivables related to our production tax credits of $1.3 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively, included in prepaid and other current assets in our condensed consolidated balance sheets.
Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
	2025	2024
Cash (received) paid for income taxes, net	$(9)	$205
Cash paid for interest	5	1,419
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	33	38
Accrued deferred offering costs	68	5
Non-cash contingent consideration for business combination	481	—
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	34,326	44,457
Restricted cash	—	17,050
Total cash and cash equivalents and restricted cash	$34,326	$61,507
17. Other Income (Expense), net
Other income (expense), net consisted of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Exchange gain (loss)	$707	$(181)
Other expense	(132)	(627)
Other income	723	252
Total	$1,298	$(556)
18. Held for Sale, Discontinued Operations, Disposals, and Licenses
Held for Sale and Discontinued Operations:
Complex Disposition
As of December 31, 2023, the Company determined the assets of Complex Networks, excluding the First We Feast brand, met the criteria for classification as held for sale. The Company disposed of Complex Networks in order to refocus its business around scalable, high-margin, and tech-led revenue streams. As such, the Company concluded the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of Complex Networks are classified as discontinued operations for the three months ended March 31, 2024.
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
Details of net loss from discontinued operations, net of tax, were as follows (for the Complex Disposition):

Three Months Ended March 31,
2024
Revenue	$2,115
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	3,500
Sales and marketing	1,046
General and administrative	225
Research and development	344
Total costs and expenses	5,115
Loss from discontinued operations	(3,000)
Loss on partial debt extinguishment	(4,919)
Gain on remeasurement of classification to held for sale	854
Other expense, net	(292)
Interest expense, net	(1,230)
Loss from discontinued operations before income taxes	(8,587)
Income tax provision	626
Net loss from discontinued operations, net of tax	$(9,213)
Financial results of Complex Networks for the three ended March 31, 2024 are through the date of the Complex Disposition, February 21, 2024. Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the three months ended March 31, 2024, there was tax expense in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis, and (iii) permanent items and state taxes related to the Complex Disposition.
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $9.5 million was recorded within gain (loss) from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2023. The Company completed the Complex Disposition during the three months ended March 31, 2024 and recorded a final gain on remeasurement of classification to held for sale of $0.9 million after recording final transaction and related expenses (for a total loss on disposal of approximately $8.6 million).
The Company had continuing involvement with Commerce Media through a transition services agreement, through which the Company and Commerce Media provided certain services to each other for a period of time following the Disposition (specifically, from February 21, 2024 until August 31, 2024). Furthermore, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time fee of approximately $2.8 million for use of certain office space in the Company’s corporate headquarters from February 21, 2024 until June 30, 2025 (or such earlier date that the underlying sublease or master lease either expires or is terminated).
First We Feast Disposition
As of December 1, 2024, the Company determined the assets and liabilities (disposal group) of First We Feast met the criteria for classification as held for sale. The Company sold First We Feast to finalize its strategy to refocus its business around higher-margin revenue streams such as programmatic advertising and affiliate commerce, as well as tech-

led initiatives. As such, the Company determined the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of First We Feast are classified as discontinued operations for the three months ended March 31, 2024.
On December 11, 2024, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with FEAST OPCO LLC (the “Purchaser”), providing for the sale by the Company to the Purchaser of certain assets and liabilities related to the Company’s business operating under the “First We Feast” brand (i.e., the First We Feast Disposition). The First We Feast Disposition closed on December 11, 2024, immediately following entry into the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser purchased certain assets and assumed certain liabilities related to the business of First We Feast, and, at the Closing (as defined in the Asset Purchase Agreement), paid a purchase price of $82.5 million, which gives effect to certain closing adjustments for net working capital and accrued employee compensation.
Pursuant to the indenture governing the Notes, the Company is required to remit 95% of the net proceeds of asset sales to the holders of the Notes. Prior to the sale of the First We Feast brand, on December 10, 2024, the Company entered into privately negotiated transactions with certain holders of the Notes, in which the Company agreed to repurchase approximately $12.0 million aggregate principal amount of Notes from such holders on December 11, 2024. After giving effect to such private repurchase of $12.0 million of the Notes (together with accrued and unpaid interest), the Company redeemed $75.6 million of Notes with 95% of the net proceeds of the First We Feast Transaction (together with accrued and unpaid interest) and redeemed / repurchased $1.2 million of Notes with cash on hand (together with accrued and unpaid interest). Refer to Note 8 herein for additional details.
Details of net income from discontinued operations, net of tax, are as follows (for the First We Feast Disposition):

Three Months Ended March 31,
2024
Revenue	$7,746
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	3,924
Sales and marketing	767
Depreciation and amortization	402
Total costs and expenses	5,093
Income from discontinued operations	2,653
Interest expense, net	(2,272)
Income from discontinued operations before income taxes	381
Income tax provision	—
Net income from discontinued operations, net of tax	$381
Allocated general corporate overhead costs do not meet the criteria to be presented within net income from discontinued operations, net of tax, and were excluded from all figures presented in the table above. 63.6% of the historical interest expense associated with the Notes was allocated to the discontinued operation of First We Feast.
For the three months ended March 31, 2024, there was no income tax provision in First We Feast’s discontinued operations as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
The Company has continuing involvement with the Purchaser through a transition services agreement, pursuant to which the Company and the Purchaser provided certain services to each other for a period of time following the First We Feast disposition (specifically for an initial term from December 12, 2024 through June 11, 2025, unless earlier terminated or extended pursuant to the terms therein). For the three months ended March 31, 2025, the Company collected a total of $0.5 million pursuant to the transition services agreement. Additionally, the Company and the Purchaser entered into space sharing licensing agreements pursuant to which the Purchaser licensed the use of certain office space within the Company’s offices in New York, New York, and Los Angeles, California, for $0.1 million per month through May 31, 2025, unless earlier terminated in accordance with such agreements.
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities have granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty, and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who supported the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of March 31, 2025), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.7 million has been received as of March 31, 2025). As disclosed in Note 8 herein, the Company is required to repay 95% of the net proceeds for any asset sales to the holders of the Notes. As such, approximately $0.3 million of the Notes were repurchased on February 25, 2025, and the remainder will be repaid in-line with the aforementioned installment schedule. BringMe did not have a material impact on the Company’s net loss for any period presented herein.
19. Subsequent Events
Refer to Note 1 herein for details regarding a non-binding term sheet the Company signed on May 7, 2025 with a potential lender for an asset-backed term loan, with an expected commitment amount of up to $40.0 million, of which such proceeds would be used to repurchase the remaining Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of BuzzFeed and related notes thereto included elsewhere within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Company Overview
BuzzFeed, Inc. is home to the best of the Internet. Across entertainment, news, food, pop culture, and commerce, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. Our iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty.
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
As of December 31, 2023, we determined that the assets of Complex Networks (as defined below), excluding the First We Feast brand, met the criteria for classification as held for sale. Additionally, we concluded the ultimate disposal, which occurred on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on our operations and financial results. Moreover, we concluded the assets of the First We Feast business met the criteria for classification as held for sale as of December 1, 2024. We determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that had a major effect on our operations and final results. As such, the historical financial results of Complex Networks and First We Feast have been reflected as discontinued operations in our condensed consolidated financial statements for the three months ended March 31, 2024. Refer to Note 18 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
Additionally, pursuant to subscription agreements entered into in connection with the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the

Business Combination. We repurchased approximately $120.0 million of the Notes in 2024, and $0.3 million of the Notes on February 25, 2025, leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 31, 2025. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Restructuring
In February 2025, we announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. We incurred approximately $1.9 million of restructuring costs for the three months ended March 31, 2025, comprised mainly of severance and related benefits costs, all of which were included in costs of revenue, excluding depreciation and amortization.
In February 2024, we announced plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Complex Disposition). In doing so, we reduced the size of our centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position us to be more agile, sustainable, and profitable. We incurred approximately $2.9 million of restructuring costs for the three months ended March 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
Effects of Current Economic Conditions
Macroeconomic conditions have a direct impact on overall advertising and marketing expenditures in the United States (the “U.S.”). As advertising and marketing budgets are often discretionary in nature, they can be easier to reduce in the short-term as compared to other corporate expenses. Additionally, economic downturns and recessionary fears may also negatively impact our ability to capture advertising dollars. Consequently, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and elevated interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in 2024 and to date in 2025, and we expect these factors will continue to adversely affect our revenue in 2025. In addition, uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by inflationary pressure, elevated interest rates, geopolitical issues, trade tensions between the U.S. and its trading partners, tariffs, or other factors may result in a recession, which could have a material adverse effect on our business. Refer to Part I, Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional details.

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP
Total revenue	$36,021	$37,009
Loss from continuing operations	(13,742)	(23,466)
Net loss from continuing operations	(12,461)	(26,950)
Non-GAAP
Adjusted EBITDA(1)	$(5,894)	$(14,367)
Non-Financial
Time Spent(2)	67,858	67,324
_________________________________
(1)See “Reconciliation from net loss from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“ U.S. GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three months ended March 31, 2025, Time Spent increased by 1%.
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

The following table sets forth certain operating metrics for our branded content revenue for the three months ended March 31, 2025 and 2024 (on a trailing 12-month basis):

	March 31,
	2025	2024
Net branded content advertiser revenue retention(1)	37%	53%
Branded content advertisers(2)	>19	>40
Net average branded content advertiser revenue(3)	$0.8	$0.7
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
Change in fair value of warrant liabilities: Reflects the changes in warrant liabilities, which is primarily based on the market price of our public warrants listed on The Nasdaq Capital Market under the symbol “BZFDW.” Refer to Note 4 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.

Income tax provision: Represents federal, state, and local taxes based on income in multiple domestic and international jurisdictions.
Results of Operations:
Comparison of results for the three months ended March 31, 2025 and 2024
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$36,021	$37,009
Costs and expenses
Cost of revenue, excluding depreciation and amortization	23,492	27,139
Sales and marketing	4,258	8,378
General and administrative	14,362	16,249
Research and development	3,066	3,230
Depreciation and amortization	4,585	5,479
Total costs and expenses	49,763	60,475
Loss from continuing operations	(13,742)	(23,466)
Other income (expense), net	1,298	(556)
Interest expense, net	(1,171)	(2,209)
Change in fair value of warrant liabilities	1,234	(37)
Loss from continuing operations before income taxes	(12,381)	(26,268)
Income tax provision	80	682
Net loss from continuing operations	(12,461)	(26,950)
Net loss from discontinued operations, net of tax	—	(8,832)
Net loss	(12,461)	(35,782)
Less: net income (loss) attributable to noncontrolling interests	210	(53)
Net loss attributable to BuzzFeed, Inc.	$(12,671)	$(35,729)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue, excluding depreciation and amortization	$302	$182
Sales and marketing	148	123
General and administrative	802	338
Research and development	125	61
Total	$1,377	$704

The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	65%	73%
Sales and marketing	12%	23%
General and administrative	40%	44%
Research and development	9%	9%
Depreciation and amortization	13%	15%
Total costs and expenses	139%	164%
Loss from continuing operations	(39)%	(64)%
Other income (expense), net	4%	(2)%
Interest expense, net	(3)%	(6)%
Change in fair value of warrant liabilities	3%	—%
Loss from continuing operations before income taxes	(35)%	(72)%
Income tax provision	—%	2%
Net loss from continuing operations	(35)%	(74)%
Net loss from discontinued operations, net of tax	—%	(24)%
Net loss	(35)%	(98)%
Less: net income (loss) attributable to noncontrolling interests	1%	—%
Net loss attributable to BuzzFeed, Inc.	(36)%	(98)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2025	2024
Advertising	$21,387	$20,944	2%
Content	4,424	6,735	(34)%
Commerce and other	10,210	9,330	9%
Total revenue	$36,021	$37,009	(3)%
Advertising revenue increased by $0.4 million, or 2%, for the three months ended March 31, 2025, driven by a $2.5 million increase in programmatic advertising revenue primarily reflecting improved pricing on our owned and operated properties, partially offset by a $2.1 million decline in direct sold advertising products. For the three months ended March 31, 2025 and 2024, programmatic advertising revenue was $16.9 million and $14.4 million, respectively, and direct sold advertising was $4.5 million and $6.6 million, respectively. The decline in direct sold advertising revenue reflects broader macroeconomic headwinds, and a shift in our strategy to focus more on programmatic advertising.
Content revenue decreased by $2.3 million, or 34%, for the three months ended March 31, 2025, primarily driven by a $3.2 million decrease in direct sold content revenue, partially offset by a $0.9 million increase in studio revenue. For the three months ended March 31, 2025 and 2024, direct sold content revenue was $2.9 million and $6.1 million, respectively, and studio revenue was $1.5 million and $0.6 million, respectively. The decline in direct sold content revenue was primarily driven by a decrease in the number of branded content customers, which is due in part to a leaner sales team relative to the year-ago period as we focus on programmatic advertising and affiliate revenue products. The increase in studio revenue was largely driven by the timing of revenue recognition with respect to delivery and release of feature films.
Commerce and other increased by $0.9 million, or 9%, for the three months ended March 31, 2025, driven by a $1.0 million increase in affiliate commission revenue, partially offset by a $0.1 million decline in other revenue, such as product licensing. For the three months ended March 31, 2025 and 2024, affiliate commerce revenue was $9.8 million and $8.8 million, respectively, and other revenue, such as product licensing, was $0.4 million and $0.5 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended March 31,		% Change
	2025	2024
Cost of revenue, excluding depreciation and amortization	$23,492	$27,139	(13)%
As a percentage of revenue	65%	73%
Cost of revenue, excluding depreciation and amortization, decreased by $3.6 million, or 13%, for the three months ended March 31, 2025, driven by a $3.3 million decrease in compensation expense reflecting our previous cost savings actions, a $0.8 million decrease in consulting and content expenses, and a $0.2 million decrease in variable costs of revenue due to changes in the revenue mix and the decline in revenue year-over-year. This was partially offset by a $0.7 million increase in restructuring costs.
Sales and marketing:

	Three Months Ended March 31,		% Change
	2025	2024
Sales and marketing	$4,258	$8,378	(49)%
As a percentage of revenue	12%	23%
Sales and marketing expenses decreased by $4.1 million, or 49%, for the three months ended March 31, 2025, driven by a $2.5 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $1.5 million decrease in restructuring expenses.
General and administrative:

	Three Months Ended March 31,		% Change
	2025	2024
General and administrative	$14,362	$16,249	(12)%
As a percentage of revenue	40%	44%
General and administrative expenses decreased by $1.9 million, or 12%, for the three months ended March 31, 2025, driven by a $1.7 million decrease in compensation expenses reflecting our previous cost savings actions, a $0.5 million increase in sublease income, and a $0.3 million decrease in rent expense, partially offset by a $0.5 million increase in stock-based compensation expense and a $0.1 million increase in professional fees.
Research and development:

	Three Months Ended March 31,		% Change
	2025	2024
Research and development	$3,066	$3,230	(5)%
As a percentage of revenue	9%	9%
Research and development expenses decreased by $0.2 million, or 5%, for the three months ended March 31, 2025.

Depreciation and amortization:

	Three Months Ended March 31,		% Change
	2025	2024
Depreciation and amortization	$4,585	$5,479	(16)%
As a percentage of revenue	13%	15%
For the three months ended March 31, 2025, depreciation and amortization expenses decreased by $0.9 million, or 16%, primarily driven by a decrease in amortization expense associated with capitalized software.
Other income (expense), net:

	Three Months Ended March 31,		% Change
	2025	2024
Other income (expense), net	$1,298	$(556)	NM
As a percentage of revenue	4%	(2)%
We recorded other income, net of $1.3 million for the three months ended March 31, 2025, compared to other expense, net of $0.6 million for the three months ended March 31, 2024. The change of $1.9 million was primarily driven by a $0.9 million increase in exchange gain (primarily unrealized), a $0.5 million decrease in other expense, and a $0.5 million increase in other income principally reflecting transition services’ income from the purchaser of First We Feast.
NM: percentage is not meaningful
Interest expense, net:

	Three Months Ended March 31,		% Change
	2025	2024
Interest expense, net	$(1,171)	$(2,209)	(47)%
As a percentage of revenue	(3)%	(6)%
Interest expense, net decreased by $1.0 million, or 47%, for the three months ended March 31, 2025, driven by significantly less debt outstanding relative to the year-ago period.
Change in fair value of warrant liabilities:

	Three Months Ended March 31,		% Change
	2025	2024
Change in fair value of warrant liabilities	$1,234	$(37)	NM
As a percentage of revenue	3%	—%
For the three months ended March 31, 2025, we recorded a gain related to the change in fair value of warrant liabilities of $1.2 million compared to a loss of $nil for the three months ended March 31, 2024.
NM: percentage is not meaningful
Income tax provision:

	Three Months Ended March 31,		% Change
	2025	2024
Income tax provision	$80	$682	(88)%
As a percentage of revenue	—%	2%

For the three months ended March 31, 2025, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

Net loss from discontinued operations, net of taxes:

The Complex Disposition and the First We Feast Disposition were finalized during 2024, and therefore there is no activity in the current year.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure, and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss from continuing operations, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax provision, interest expense, net, other (income) expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, restructuring costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
We believe Adjusted EBITDA provides relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by our management. However, there are limitations to the use of Adjusted EBITDA, and our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Adjusted EBITDA should not be considered a substitute for loss from continuing operations, net loss, or net loss attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.
Reconciliation from net loss from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net loss from continuing operations	$(12,461)	$(26,950)
Income tax provision	80	682
Interest expense, net	1,171	2,209
Other (income) expense, net	(1,298)	556
Depreciation and amortization	4,585	5,479
Stock-based compensation	1,377	704
Change in fair value of warrant liabilities	(1,234)	37
Restructuring(1)	1,886	2,916
Adjusted EBITDA	$(5,894)	$(14,367)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the three months ended March 31, 2025 and 2024. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

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
Since our inception, we have generally incurred significant losses and used net cash flows from operations to grow our owned and operated properties and our iconic brands. During the three months ended March 31, 2025, we incurred a net loss of $12.5 million and generated net cash flows from operations of $1.3 million. Additionally, as of March 31, 2025, we had unrestricted cash and cash equivalents of $34.3 million to fund our operations and an accumulated deficit of $634.5 million.
In December 2021, we issued $150.0 million of the Notes. As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we repurchased approximately $120.0 million of the Notes in 2024, and $0.3 million of the Notes in February 2025, thereby leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 31, 2025. As described in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, each holder of a Note has the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after May 31, 2025, at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notice requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest. Our failure to comply with the provisions of the indenture governing the Notes, including our failure to repurchase the Notes, as required by the indenture governing the Notes, could trigger an event of default under the indenture, which would allow the holders of Notes to accelerate the maturity of the Notes and require us to repay the Notes prior to their maturity. Moreover, we will be required to repay the Notes, in cash, at their maturity, unless earlier converted, redeemed, or repurchased.
To address our capital needs, we have entered into a non-binding term sheet with a potential lender for an asset-backed term loan (the “Loan”), with an expected commitment amount of up to $40.0 million and a three-year term. The term sheet provides that we and the lender aim to close this Loan by May 23, 2025, and in conjunction with any closing, we will incur certain legal and other debt issuance fees. Proceeds from the Loan, if it were to close, would be used to repurchase the remaining Notes. However, we can provide no assurance that we will be successful in closing the Loan, obtaining other new financing, or, if the Loan fails to close, in generating sufficient cash inflows from operations or otherwise to fund our obligations as they become due over the next 12 months beyond the issuance date. Additionally, we may implement incremental cost savings actions and pursue additional sources of outside capital to supplement our funding obligations as they become due, which includes additional offerings of our Class A common stock under the at-the-market offering (refer to Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details) or issuances of other securities exercisable for or exchangeable or convertible into shares of our Class A common stock. However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured (the aforementioned Loan term sheet is non-binding), other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. We can provide no assurance we will successfully generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through our at-the-market-offering), implement incremental cost savings, or repurchase all or a portion of the Notes outstanding if required to do so as described in “Convertible Notes” below. We believe the Loan, if it were to close, would allow us to generate sufficient liquidity in order to repurchase the remaining Notes upon receipt of the holders of the Notes’ put options, which become exercisable on or after May 31, 2025.
Moreover, on an ongoing basis, we are evaluating strategic changes to our operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to our business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, our available cash, liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions. As of the issuance date, we continue to work with our external advisors to optimize our condensed consolidated balance sheet and evaluate our assets.
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
Revolving Credit Facility
On December 30, 2020, we entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of our landlords. We had no outstanding letters of credit under the Revolving Credit Facility at March 31, 2025 or December 31, 2024, as described below.
On February 21, 2024, in connection with the Complex Disposition as discussed within Note 18 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. However, during the second quarter of 2024, we terminated the $15.5 million in letters of credit outstanding under the Revolving Credit Facility, resulting in the full termination of the Revolving Credit Facility.
Standby Letter of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords and remain outstanding as of March 31, 2025. Additionally, during the first quarter of 2025, we entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the landlord for our new corporate headquarters and remains outstanding as of March 31, 2025. Refer to Note 13 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of Notes. In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes, which are governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024. The Notes are convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bear interest at a rate of 8.50% per annum, payable semi-annually. The Notes mature on December 3, 2026. As of March 31, 2025, the Notes were convertible into approximately 594,301 shares of our Class A common stock.
Each holder of a Note will have the right under the indenture governing the Notes to require us to repurchase, for cash, all or a portion of the Notes held by such holder (i) at any time on or after May 31, 2025, at a repurchase price equal to the principal amount plus accrued and unpaid interest, due within five business days of receipt of the holder’s notice requiring repurchase, or (ii) upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) before the maturity date (i.e., December 3, 2026), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest.
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
In 2024, we repurchased approximately $120.0 million of the Notes, and in February 2025, we repurchased approximately $0.3 million of the Notes, thereby leaving approximately $29.7 million aggregate principal amount of Notes outstanding as of March 31, 2025. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Cash flows provided by (used in) operating, investing, and financing activities from continuing operations were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in) operating activities from continuing operations	$1,344	$(3,853)
Cash used in investing activities from continuing operations	(3,449)	(3,418)
Cash used in financing activities	(2,454)	(65,828)
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of March 31, 2025, we sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes.
Operating Activities
For the three months ended March 31, 2025, cash provided by operating activities from continuing operations was $1.3 million compared to cash used in operating activities from continuing operations of $3.9 million for the three months ended March 31, 2024. The change was primarily driven by a $16.3 million increase in the change in accounts payable, a $12.5 million improvement in net loss, adjusted for non-cash items, a $1.2 million increase in the change deferred revenue, and a $1.0 million increase in the change in accrued expenses, other current liabilities, and other liabilities. These were partially offset by a $15.8 million decrease in the change in accounts receivable, a $4.9 million decrease in the change in accrued compensation, a $4.2 million decrease in the change in prepaid expenses and other current assets, and a $0.8 million decrease in the change in lease liabilities.
Investing Activities
For the three months ended March 31, 2025, cash used in investing activities from continuing operations was $3.4 million, which consisted of $3.1 million of capital expenditures on internal-use software and $0.4 million of other capital expenditures, partially offset by $0.3 million in proceeds received from the previous sale of an asset.
For the three months ended March 31, 2024, cash used in investing activities from continuing operations was $3.4 million, which consisted of $3.3 million of capital expenditures on internal-use software and $0.1 million of other capital expenditures. For the three months ended March 31, 2024, net cash provided by investing activities from discontinued

operations was $108.6 million, which represents the cash received for the sale of certain assets relating to the business of Complex Networks (i.e., the Complex Disposition) and was non-recurring in nature.
Financing Activities
For the three months ended March 31, 2025, cash used in financing activities was $2.5 million, which consisted of $2.1 million in consent solicitation fee payments and a $0.3 million partial repurchase of the Notes.
For the three months ended March 31, 2024, cash used in financing activities was $65.8 million, which consisted of a $33.8 million full repayment of the Revolving Credit Facility, a $30.9 million partial repurchase of the Notes, a $0.6 million payment of deferred issuance costs, and a $0.5 million early termination payment for the Revolving Credit Facility.
Contractual Obligations
Our principal commitments consist of obligations for repayment of borrowings under the Notes, and obligations for office space under non-cancelable operating leases with various expiration dates through 2029 (excluding the new office lease that has not yet commenced). Refer to Notes 8 and 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our contractual obligations.
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
We consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or judgment is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, or assumptions could have a material impact on our condensed consolidated financial statements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a more complete discussion of our critical accounting policies and estimates.
Recently Adopted and Issued Accounting Pronouncements
Refer to Note 2 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Emerging Growth Company Accounting Election
Section 102 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We are an emerging growth company and have elected to take advantage of the extended transition period. As a result, the condensed consolidated financial statements of BuzzFeed may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Specifically, subject to the satisfaction of certain conditions set forth in the JOBS Act, we are not required to, and do not intend to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosures that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements; and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance, and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies and obtain international revenue, as well as incur costs denominated in foreign currencies — primarily the British pound, Japanese yen, Australian dollar, and Canadian dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates could negatively affect our revenue and results of operations as expressed in U.S. dollars. Fluctuations in foreign currency rates adversely affects our revenue growth in terms of the amounts that we report in U.S. dollars after converting our foreign currency results into U.S. dollars. In addition, currency variations can adversely affect margins on sales of our products and services in countries outside of the U.S. Generally, our reported revenues and operating results are adversely affected when the U.S. dollar strengthens relative to other currencies. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2025 or 2024.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both March 31, 2025 and December 31, 2024. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements as of, and for the years ended, December 31, 2024, 2023, and 2022, we identified material weaknesses in our internal control over financial reporting, which remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting related to: (i) a lack of formalized internal controls and segregation of duties surrounding our financial statement close process, and (ii) a lack of formalized information technology (“IT”) general controls in the area of change management and logical security controls over financial IT systems. The remediation of these deficiencies has required, and will continue to require, a significant amount of time and resources from management and other personnel.
(i) A Lack of Formalized Internal Controls and Segregation of Duties Surrounding our Financial Statement Close Process:
During 2023 and 2024, and continuing into 2025, with the oversight of the audit committee of our board of directors, we continued to execute remediation plans and enhanced controls within the financial statement close process, including documentation improvements for certain higher risk and material balance sheet reconciliation schedules and supporting financial calculations and analyses.
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
(ii) A Lack of Formalized Information Technology General Controls in the Area of Change Management and Logical Security Controls Over Financial Information Technology Systems:
During 2023 and 2024, and continuing into 2025, our management began implementing remediation plans to address certain control deficiencies around system development and change management and IT security, including formalizing the processes and controls around security administration and implementing user access reviews for certain key financial systems. Management has hired resources with technical expertise and will continue to centralize security administration for several financial applications and further enhance logical access controls for the remaining applications.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 24, 2024, BuzzFeed Media Enterprises, Inc. filed its opening appellate brief with the Delaware Supreme Court. Plaintiff has since filed its responsive papers and the matter is now fully briefed. An en banc hearing before the Delaware Supreme Court had been scheduled for April 23, 2025 but since was postponed for rescheduling. In the interim, the Arbitrations were resolved between the parties and the matters are now closed.
For information regarding other legal proceedings in which we are involved, refer to Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our risk factors have not changed materially since December 31, 2024.
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

2.5
Asset Purchase Agreement, dated as of February 21, 2024, by and between BuzzFeed Media Enterprises, Inc. and Commerce Media Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 21, 2024).

2.6
Asset Purchase Agreement, dated as of December 11, 2024, by and between BuzzFeed Media Enterprises, Inc. and Feast OpCo LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 12, 2024).

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

3.5	Restated Bylaws of BuzzFeed, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 9, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4/A filed on October 1, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 (included in Exhibit 4.4) to the Company's Registration Statement on Form S-1/A filed on January 6, 2021).
4.3
Indenture, dated December 3, 2021, by and between BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 9, 2021.

4.4	Form of Global Note (incorporated by reference to Exhibit 4.4 (included in Exhibit 4.3) to the Company's Current Report on Form 8-K filed on December 9, 2021).
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

4.8
Fourth Supplemental Indenture, dated December 10, 2024, to the Indenture dated December 3, 2021 between BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

10.1
Form of Stock Option Agreement for Grants to Employees under the 2021 Equity Incentive Plan (effective as of October 28, 2024) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2024 filed on November 12, 2024).

10.2
Form of Restricted Stock Unit ("RSU") Agreement for Grants to Employees under the 2021 Equity Incentive Plan (effective as of October 28, 2024) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2024 filed on November 12, 2024).

10.3
Form of RSU Agreement for Grants to Non-Employee Directors under the 2021 Equity Incentive Plan (effective as of October 28, 2024) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2024 filed on November 12, 2024).

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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date:	May 8, 2025