Form 10-Q
period 2025-06-30
BuzzFeed, Inc.
filed 2025-08-07
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to
Commission file number: 001-39877
______________________________________________________________
BuzzFeed, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________________

Delaware	85-3022075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 West 23rd Street New York, New York	10010
(Address of principal executive offices)	(Zip Code)
(646) 397-2039
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BZFD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of approximately $46.00 per share	BZFDW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 5, 2025, there were 35,693,897 shares of the registrant’s Class A common stock outstanding, 1,343,299 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

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
•macroeconomic factors including: adverse economic conditions in the United States (“U.S.”) and globally, including the potential onset of recession; current global supply chain disruptions; potential government shutdowns or a failure to raise the U.S. federal debt ceiling or to fund the federal government; the ongoing conflicts in the Middle East and between Russia and Ukraine and any related sanctions and geopolitical tensions, and further escalation of trade tensions between the U.S. and its trading partners; tariffs; the inflationary environment; high unemployment; high interest rates, currency fluctuations; and the competitive labor market;
•our future capital requirements, including, but not limited to, our ability to obtain additional capital in the future, any restrictions imposed by, or commitments under, agreements governing any future indebtedness, and any restrictions on our ability to access our cash and cash equivalents;
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
•our ability to maintain the listing of our Class A common stock and warrants on The Nasdaq Capital Market LLC (“Nasdaq”); and

•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q.
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
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$29,706	$38,648
Accounts receivable (net of allowance for doubtful accounts of $887 as at June 30, 2025 and $1,039 as at December 31, 2024)	35,947	48,944
Prepaid expenses and other current assets	19,864	13,294
Total current assets	85,517	100,886
Property and equipment, net	4,943	6,195
Right-of-use assets	30,880	28,562
Capitalized software costs, net	23,547	22,653
Intangible assets, net	12,080	11,751
Goodwill	43,304	43,304
Prepaid expenses and other assets	10,083	8,047
Total assets	$210,354	$221,398

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,494	$14,251
Accrued expenses	13,719	18,881
Deferred revenue	2,340	555
Accrued compensation	12,264	11,668
Current lease liabilities	19,311	22,084
Current debt	7,349	25,518
Other current liabilities	4,829	3,879
Total current liabilities	69,306	96,836
Noncurrent lease liabilities	17,628	15,138
Debt	38,333	—
Warrant liabilities	795	1,778
Other liabilities	392	704
Total liabilities	126,454	114,456

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 37,521 and 37,025 shares issued; 35,694 and 37,025 shares outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 1,343 and 1,343 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 1,827 and 0 shares at June 30, 2025 and December 31, 2024, respectively	(3,332)	—
Additional paid-in capital	732,975	730,369
Accumulated deficit	(645,355)	(621,864)
Accumulated other comprehensive loss	(3,165)	(3,735)
Total BuzzFeed, Inc. stockholders’ equity	81,127	104,774
Noncontrolling interests	2,773	2,168
Total stockholders’ equity	83,900	106,942
Total liabilities and stockholders’ equity	$210,354	$221,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$46,394	$41,115	$82,415	$78,124
Costs and expenses
Cost of revenue, excluding depreciation and amortization	27,987	21,733	51,479	48,872
Sales and marketing	4,242	3,739	8,500	12,117
General and administrative	10,684	14,052	25,046	30,301
Research and development	2,823	2,721	5,889	5,951
Depreciation and amortization	4,124	4,461	8,709	9,940
Total costs and expenses	49,860	46,706	99,623	107,181
Loss from continuing operations	(3,466)	(5,591)	(17,208)	(29,057)
Other (expense) income, net	(5,080)	2,168	(3,782)	1,612
Interest expense, net	(1,496)	(1,495)	(2,667)	(3,704)
Change in fair value of warrant liabilities	(252)	(632)	982	(669)
Loss from continuing operations before income taxes	(10,294)	(5,550)	(22,675)	(31,818)
Income tax provision (benefit)	333	(176)	413	506
Net loss from continuing operations	(10,627)	(5,374)	(23,088)	(32,324)
Net loss from discontinued operations, net of tax	—	(1,986)	—	(10,817)
Net loss	(10,627)	(7,360)	(23,088)	(43,141)
Less: net income attributable to noncontrolling interests	193	127	403	74
Net loss attributable to BuzzFeed, Inc.	$(10,820)	$(7,487)	$(23,491)	$(43,215)
Net loss from continuing operations attributable to holders of Class A and Class B common stock:
Basic and diluted	$(10,820)	$(5,501)	$(23,491)	$(32,398)
Net loss from continuing operations per Class A and Class B common share:
Basic and diluted	$(0.28)	$(0.15)	$(0.61)	$(0.88)
Weighted average common shares outstanding:
Basic and diluted	38,080	37,007	38,380	36,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(10,627)	$(7,360)	$(23,088)	$(43,141)
Other comprehensive income (loss)
Foreign currency translation adjustment	326	(681)	772	(1,018)
Other comprehensive income (loss)	326	(681)	772	(1,018)
Comprehensive loss	(10,301)	(8,041)	(22,316)	(44,159)
Comprehensive income attributable to noncontrolling interests	193	127	403	74
Foreign currency translation adjustment attributable to noncontrolling interests	84	(131)	202	(291)
Comprehensive loss attributable to BuzzFeed, Inc.	$(10,578)	$(8,037)	$(22,921)	$(43,942)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Six Months Ended June 30, 2025
	Common Stock – Class A		Common Stock – Class B		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	37,025	$3	1,343	$1	$—	$730,369	$(621,864)	$(3,735)	$104,774	$2,168	$106,942
Net (loss) income	—	—	—	—	—	—	(12,671)	—	(12,671)	210	(12,461)
Stock-based compensation	—	—	—	—	—	1,377	—	—	1,377	—	1,377
Issuance of common stock in connection with share-based plans	165	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	—	(25)	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	—	—	328	328	118	446
Issuance of common stock in connection with at-the-market offering, net of issuance costs	4	—	—	—	—	13	—	—	13	—	13
Balance at March 31, 2025	37,182	$3	1,343	$1	$—	$731,734	$(634,535)	$(3,407)	$93,796	$2,496	$96,292
Net (loss) income	—	—	—	—	—	—	(10,820)	—	(10,820)	193	(10,627)
Stock-based compensation	—	—	—	—	—	1,326	—	—	1,326	—	1,326
Issuance of common stock in connection with share-based plans	392	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(53)	—	—	—	—	(85)	—	—	(85)	—	(85)
Other comprehensive income	—	—	—	—	—	—	—	242	242	84	326
Repurchase of common stock	—	—	—	—	(3,332)	—	—	—	(3,332)	—	(3,332)
Balance at June 30, 2025	37,521	$3	1,343	$1	$(3,332)	$732,975	$(645,355)	$(3,165)	$81,127	$2,773	$83,900

	For the Three and Six Months Ended June 30, 2024
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	35,035	$3	1,368	$1	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net loss	—	—	—	—	—	(35,729)	—	(35,729)	(53)	(35,782)
Stock-based compensation	—	—	—	—	776	—	—	776	—	776
Issuance of common stock in connection with share-based plans	45	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(177)	(177)	(160)	(337)
Balance at March 31, 2024	35,079	$3	1,368	$1	$723,868	$(647,497)	$(2,677)	$73,698	$2,142	$75,840
Net (loss) income	—	—	—	—	—	(7,487)	—	(7,487)	127	(7,360)
Stock-based compensation	—	—	—	—	1,747	—	—	1,747	—	1,747
Issuance of common stock upon in connection with share-based plans	883	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(92)	—	—	—	(229)	—	—	(229)	—	(229)
Other comprehensive loss	—	—	—	—	—	—	(550)	(550)	(131)	(681)
Conversion of Class B common stock to Class A common stock	9	—	(9)	—	—	—	—	—	—	—
Balance at June 30, 2024	35,879	$3	1,359	$1	$725,386	$(654,984)	$(3,227)	$67,179	$2,138	$69,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(23,088)	$(43,141)
Less: net loss from discontinued operations, net of tax	—	10,817
Net loss from continuing operations	(23,088)	(32,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,709	9,940
Unrealized gain foreign currency	(780)	(482)
Stock-based compensation	2,703	2,402
Change in fair value of warrants	(982)	669
Amortization of debt discount and deferred issuance costs	6,643	992
Deferred income tax	120	(409)
Provision for doubtful accounts	(152)	(358)
Gain on disposition of assets	—	(350)
Non-cash lease expense	9,637	8,638
Changes in operating assets and liabilities:
Accounts receivable	13,787	32,975
Prepaid expenses and other current assets	(3,990)	2,310
Accounts payable	(5,384)	(28,848)
Accrued compensation	45	653
Accrued expenses, other current liabilities, and other liabilities	(5,215)	473
Lease liabilities	(12,078)	(10,418)
Deferred revenue	1,270	(754)
Cash used in operating activities from continuing operations	(8,755)	(14,891)
Net cash used in operating activities from discontinued operations	—	(10,812)
Net cash used in operating activities	(8,755)	(25,703)

Investing activities:
Capital expenditures	(834)	(208)
Capitalization of internal-use software	(6,349)	(6,415)
Business combinations, net of cash acquired	(233)	—
Proceeds from sale of asset	300	350
Cash used in investing activities from continuing operations	(7,116)	(6,273)
Cash provided by investing activities from discontinued operations	—	108,575
Cash (used in) provided by investing activities	(7,116)	102,302

Financing activities:
Proceeds from exercise of stock options	16	1
Borrowings from Term Loan	39,175	—
Borrowings from 2X Blind Loan Commitment	2,402	—
Payment for shares withheld for employee taxes	(125)	(230)
Payment on Revolving Credit Facility	—	(33,837)
Payment of consent solicitation fees	(2,089)	—
Payment on Convertible Notes	(30,000)	(31,233)
Repurchase of common stock	(3,332)	—
Proceeds from co-financing arrangement for feature film	1,200	—
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	(115)	—
Payment of early termination fee for Revolving Credit Facility	—	(500)
Payment of Term Loan's debt issuance costs	(687)	—
Payment of deferred issuance costs	—	(597)
Cash provided by (used in) financing activities	6,445	(66,396)
Effect of currency translation on cash and cash equivalents	484	(379)
Net (decrease) increase in cash and cash equivalents	(8,942)	9,824
Cash and cash equivalents at beginning of period	38,648	35,637
Cash and cash equivalents at end of period	$29,706	$45,461
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
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. The Company repurchased approximately $120.0 million of the Notes in 2024 and the remaining $30.0 million of Notes in 2025, resulting in the full redemption of the Notes. Refer to Note 8 herein for additional details.
Liquidity
The Company previously disclosed conditions that raised substantial doubt about its ability to continue as a going concern, which was due to the holders of the Notes having the ability to require the Company to repurchase all of the Notes then-outstanding, for cash, at any time on or after May 31, 2025. As disclosed in Note 8 herein, in May 2025, the Company secured a $40.0 million asset-backed term loan and used a portion of the proceeds to repay, in full, the Notes. As a result of these efforts, and due to expected cash flows from operations over the next 12 months, the substantial doubt about the Company’s ability to continue as a going concern was resolved as of the date of issuance of these condensed consolidated financial statements (the “issuance date”).
As of and for the six months ended June 30, 2025, the Company had unrestricted cash and cash equivalents of $29.7 million. However, the Company has a history of losses, and had an accumulated deficit of $645.4 million as of June 30, 2025. The Company has cash available on hand, and believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they become due within one year from the issuance date.
Additionally, the Company may implement incremental cost savings actions (such as the announced reduction in workforce plan; refer to Note 19 herein for additional details) and pursue additional sources of outside capital to supplement its funding obligations as they become due, which includes additional offerings of its Class A common stock under the at-the-market offering (refer to Note 9 herein for additional details), or other issuances of Class A common stock or other securities convertible into or exercisable or exchangeable for our Class A common stock. However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC.
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

2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the accompanying condensed consolidated financial statements and these related notes should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2024, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Unless otherwise noted, all shares of Class A common stock and Class B common stock, including shares of Class A common stock underlying the Public Warrants and Private Warrants (as defined in Note 4 herein), stock options, restricted stock units, shares of Class A common stock available for grant under the Company’s equity incentive plans, shares of Class A common stock sold and available for sale under the Company’s at-the-market offering, and all conversion ratios, exercise prices, and per share information with respect thereto in the condensed consolidated financial statements have been retroactively adjusted to reflect the one-for-four (1-for-4) Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.
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
The Company concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification for held for sale as of December 31, 2023. Additionally, the Company determined the ultimate disposal, which took place on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on the Company’s operations and financial results. Moreover, the Company concluded the assets of the First We Feast business met the criteria for classification for held for sale as of December 1, 2024. Additionally, the Company determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that had a major effect on our operations and financial results. As such, the results of Complex Networks and First We Feast are presented as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Refer to Note 18 herein for additional details.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advertising	$22,589	$23,188	$43,976	$44,132
Content	10,699	6,985	15,123	13,720
Commerce and other	13,106	10,942	23,316	20,272
Total	$46,394	$41,115	$82,415	$78,124
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
United States	$43,019	$38,389	$75,818	$71,676
International	3,375	2,726	6,597	6,448
Total	$46,394	$41,115	$82,415	$78,124
Contract Balances
The timing of revenue recognition, billings, and cash collections can result in billed accounts receivable, unbilled receivables, unbilled revenue (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by the type; the substantial majority require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date and payment is conditional on something other than the passage of time) or deferred revenue (customer payment is received in advance of performance). The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to consideration and only the passage of time is required to receive the consideration. Unbilled receivables are presented within accounts receivable, net of allowance for doubtful accounts, within the condensed consolidated balance sheets. In addition, the Company determined its contracts generally do not include a significant financing component.

The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $8.7 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $2.3 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively. The amount of revenue recognized during the six months ended June 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $0.5 million.
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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,292	$—	$—	$19,292
Total	$19,292	$—	$—	$19,292
Liabilities:
Other non-current liabilities:
Public Warrants	$789	$—	$—	$789
Private Placement Warrants	—	6	—	6
Total	$789	$6	$—	$795

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,345	$—	$—	$16,345
Total	$16,345	$—	$—	$16,345
Liabilities:
Other non-current liabilities:
Public Warrants	$1,765	$—	$—	$1,765
Private Placement Warrants	—	13	—	13
Total	$1,765	$13	$—	$1,778
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of June 30, 2025 and December 31, 2024 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.08 and $0.18 as of June 30, 2025 and December 31, 2024, respectively.
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2025.
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
As of June 30, 2025 and December 31, 2024, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both June 30, 2025 and December 31, 2024.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Leasehold improvements	$48,249	$47,849
Furniture and fixtures	3,878	3,439
Computer equipment	2,131	2,554
Video equipment	339	369
Gross carrying value	54,597	54,211
Less: accumulated depreciation	(49,654)	(48,016)
Net carrying value	$4,943	$6,195
Depreciation totaled $1.2 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $2.7 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively, included in depreciation and amortization expense.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	June 30, 2025	December 31, 2024
Website and internal-use software	$97,100	$91,425
Less: accumulated amortization	(73,553)	(68,772)
Net carrying value	$23,547	$22,653
The Company capitalized $3.2 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $6.4 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively, included in capitalized software costs, net. The Company amortized $2.6 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $5.4 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively, included in depreciation and amortization expense.
7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	June 30, 2025				December 31, 2024
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks and Trade Names	11	14,000	4,083	9,917	11	14,000	3,617	10,383
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	3	887	92	795	0	—	—	—
Total		$16,255	$4,175	$12,080		$15,368	$3,617	$11,751
Amortization expense associated with intangible assets for the three months ended June 30, 2025 and 2024 was $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2025 and 2024 was $0.6 million and $0.7 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of June 30, 2025 is as follows (in thousands):

Remainder of 2025	$613
2026	1,229
2027	1,229
2028	991
2029	933
Thereafter	5,717
Total	$10,712
In March 2025, the Company completed an acquisition of the assets and liabilities of a small private company that focuses on producing custom content. The Company paid $0.3 million in cash, and identified $0.5 million of contingent consideration. In connection with this acquisition, the Company recorded an intangible asset (customer relationships) of $0.9 million, with a 3-year estimated economic useful life. The fair value of this intangible asset was estimated using Level 3 inputs. The remaining acquired assets and liabilities were immaterial working capital balances, and no goodwill was recorded in connection with this acquisition. This acquisition contributed approximately $1.2 million and $1.5 million of revenue, and did not have a material impact to the Company’s net loss from continuing operations, for the three and six months ended June 30, 2025, respectively.
On June 26, 2025 (the “Acquisition Date”), BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. The Company determined that Girls Like Girls Film Inc. was a variable interest entity that did not meet the definition of a business as substantially all of the fair value of the assets acquired were concentrated in a single group of similar assets (i.e., capitalized production costs). The Company consolidated Girls Like Girls Film Inc. on the Acquisition Date. The Company did not record any intangible assets, goodwill, or any material gain or loss from this acquisition. The estimated fair value of the assets acquired was approximately $4.8 million, and the estimated fair value of the liabilities assumed was approximately $4.8 million (refer to Note 8 herein for additional details). There was no material purchase price as the Company waived a $0.1 million executive producer fee as purchase consideration. This acquisition contributed approximately $4.1 million of revenue, and did not have a material impact to the Company’s net loss from continuing operations, for the three and six months ended June 30, 2025.
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of June 30, 2025, the Company had $43.3 million of goodwill recorded on its condensed consolidated balance sheet. The Company concluded there were no impairment triggering events as of, and for, the three and six months ended June 30, 2025.
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
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of June 30, 2025. Additionally, during the first quarter of 2025, the Company entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the Company’s landlord for its new corporate headquarters, and remains outstanding as of June 30, 2025. Refer to Note 13 herein for additional details with respect to this new lease.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes, which were governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024 (the “Indenture”). The Notes were convertible into shares of our Class A common stock at an initial conversion price of approximately $50.00 and bore interest at a rate of 8.50% per annum, payable semi-annually.
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
Pursuant to the fourth supplemental Indenture, on January 31, 2025, the Company paid a cash fee of $0.9 million to the Trustee (as defined in the Indenture) for the benefit of all holders of the Notes then-outstanding, thereby extending the earliest date that the Optional Repurchase Notices (as defined in the Indenture) may be delivered to the Company to March 31, 2025. On February 25, 2025, approximately $0.3 million of Notes were repurchased in connection with proceeds received from a previous asset sale. On March 31, 2025, pursuant to the fourth supplemental Indenture, the Company paid a cash fee of approximately $1.2 million to the Trustee (as defined in the Indenture) for the benefit of all holders of the Notes then-outstanding, thereby extending the earliest date that the Optional Repurchase Notices (as defined in the Indenture) may be delivered to the Company to May 31, 2025. As a result of the aforementioned repurchases / payments, the Company determined the modified debt terms were not substantially different from the original terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified more than once in one year. The Company derecognized approximately 1% of the unamortized debt discount and issuance costs, which resulted in an approximately $nil loss on partial debt extinguishment.
On June 3, 2025, the Company redeemed all of the remaining Notes for approximately $30.9 million, consisting of $29.7 million of principal and $1.2 million of accrued interest. The Indenture has been satisfied and discharged in full, except for those provisions that expressly survive as provided in Section 3.01 of the Indenture, including without limitation, Section 7.06 of the Indenture. The Company recorded a loss on early extinguishment of debt of approximately $5.5 million for the three and six months ended June 30, 2025, which was recorded within other expense (income), net.
Interest expense on the Notes was recognized at an effective interest rate of approximately 23% and totaled $0.9 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively, of which amortization of the debt discount and issuance costs comprised $0.5 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. The effective interest rate of approximately 23% was remeasured in connection with the aforementioned modification accounting in the first quarter of 2025, and assumed a maturity date of December 3, 2026.
The net carrying amount of the Notes as of June 30, 2025 and December 31, 2024 was:

	June 30, 2025	December 31, 2024
Principal outstanding	$—	$30,000
Unamortized debt discount and issuance costs	—	(4,482)
Net carrying value	$—	$25,518
The fair value of the Notes as of December 31, 2024 approximated the face value (principal amount outstanding) and was estimated using Level 3 inputs.
Term Loan
On May 23, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. The Company borrowed $40.0 million on the Closing Date, and $40.0 million aggregate principal amount of indebtedness remains outstanding as of June 30, 2025. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5% (the interest rate was approximately 11% at June 30, 2025). The Company is required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of its outstanding standby letters of credit. The Term Loan is guaranteed by certain of the Company’s domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all assets of the Company and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, the Company must maintain minimum liquidity of $5.0 million. No other financial maintenance covenants are applicable, and the Company was in compliance with the aforementioned covenant as of June 30, 2025.
The Credit Agreement also contains customary representations and warranties, events of default, financial reporting requirements, and affirmative and negative covenants, including restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt or liens, make acquisitions, make investments, pay dividends or buy back capital stock, dispose of assets or enter into transactions with affiliates, subject in each case to exceptions. The Company may prepay the Loan in whole or in part at any time after May 23, 2026 upon at least one business day’s notice together with accrued interest and a prepayment premium on the amount repaid equal to 2.5% until the second anniversary of the closing date and 1.0% thereafter.
Debt discount / issuance costs related to the Term Loan totaled $2.1 million and will be amortized to interest expense using the effective interest method over the contractual term.
Interest expense on the Term Loan is recognized at an effective interest rate of approximately 13% and totaled $0.5 million for the three and six months ended June 30, 2025, of which amortization of the debt discount and issuance costs comprised $0.1 million for the three and six months ended June 30, 2025.
The net carrying amount of the Loan as of June 30, 2025 was:

	June 30, 2025	December 31, 2024
Principal outstanding	$40,000	$—
Unamortized debt discount and issuance costs	(2,022)	—
Net carrying value	$37,978	$—
The estimated fair value of the Term Loan approximates the carrying value because the variable interest rate approximates current market rates.
Film Financing Arrangements
2X Blind Partners, Inc. Loan Commitment
On June 13, 2025, 2X Blind Partners, Inc. (“2X Blind”), a majority-owned subsidiary of HuffPost Studios Canada, Inc. which is an indirectly held subsidiary of the Company, entered into a loan and security agreement providing for a loan commitment amount (the “Loan Commitment”) of $5.2 million. The lender has a first priority secured lien in all of 2X Blind’s assets, tangible and intangible, including but not limited to all proceeds, rights, accounts receivable, cash accounts, equipment, intellectual property, future proceeds, and virtually any other asset currently in 2X Blind’s possession or in the future. The Loan Commitment is funded in installments ranging from June 13, 2025 through August 8, 2025, of which $2.9 million was funded and remains outstanding as of June 30, 2025. An additional $1.0 million was received as of August 7, 2025.
The Loan Commitment is being used to fund the production, post-production, and delivery costs of a feature film currently in production, and is required to be repaid using proceeds from contracts with third parties for distribution rights along with expected production tax credits. Specifically, $2.6 million is due on March 16, 2026, $2.4 million is due on August 14, 2026, and $0.2 million is due on September 14, 2026. Interest on the Loan Commitment is fixed at $0.5 million, unless in the event of default (the implied fixed interest rate is approximately 10%).
Debt discount / issuance costs related to the Loan Commitment totaled approximately $0.7 million and will be amortized to capitalized film costs (included in prepaid and other assets within the condensed consolidated balance sheets) using the effective interest method over the contractual term. Interest expense associated with this Loan Commitment is included as a capitalized film cost as of June 30, 2025, and was $nil for the three and six months ended June 30, 2025. As of June 30, 2025, the net carrying value of the Loan Commitment approximated $2.9 million ($2.6 million was classified as current debt and the remaining $0.3 million was classified as non-current debt within the condensed consolidated balance sheet as of June 30, 2025).
Girls Like Girls Film Inc. Indebtedness

On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. Girls Like Girls Film Inc. has debt of approximately $4.8 million (CAD $6.6 million) (the “Girls Like Girls’ Indebtedness”), of which $4.0 million is required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million is due when Girls Like Girls Film Inc. receives expected production tax credits (both repayment dates are currently unknown, but are expected to occur within the next 12 months). Included in the Girls Like Girls’ Indebtedness is an interest reserve of $0.3 million used to satisfy interest expense. The Girls Like Girls’ Indebtedness bears an interest rate of the Royal Bank Prime rate as published by the Royal Bank of Canada, plus an applicable margin of 1.25% (the implied interest rate was approximately 6% June 30, 2025). The Company incurred approximately $nil interest expense for the three and six months ended June 30, 2025.
Girls Like Girls Film Inc. also has available to it a $0.4 million (CAD $0.6 million) foreign exchange line of credit, of which there is no amount currently outstanding.
The Girls Like Girls’ Indebtedness contains customary financial reporting requirements and affirmative and negative covenants, including covenants that, among other things, restrict the cost of production exceeding 105% of the reported budget and prohibit the disposal of assets or entrance into any business combination without prior consent (the Company was in compliance with the covenants as of June 30, 2025). The entire $4.8 million aggregate principal amount of the Girls Like Girls’ Indebtedness is classified as current debt within the condensed consolidated balance sheet as of June 30, 2025.
Future Principal Payments of Long-Term Debt and Weighted-Average Interest Rate on Short-Term Borrowings
As of June 30, 2025, future principal payments of long-term debt outstanding were as follows:

Year	Amount
2025	$—
2026	15,342
2027	—
2028	25,000
2029	—
Total	$40,342
As at June 30, 2025, the weighted average interest rate on short-term borrowings was approximately 7%.
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional or other special rights, if any, of each such series and any qualifications, limitations or restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of June 30, 2025 or December 31, 2024.
Repurchase of Common Stock

On May 23, 2025, the Company entered into a share repurchase agreement with New Enterprise Associates 13, L.P., then a holder of the Company’s outstanding Class A common stock, providing for the Company to repurchase 1.8 million shares of its Class A common stock, par value of $0.0001 per share, in a privately negotiated transaction, at a purchase price of $1.82 per share, for an aggregate purchase price of approximately $3.3 million. The repurchase was approved by the Company’s board of directors, and this repurchase of common stock took place on May 23, 2025. This transaction resulted in the repurchased 1.8 million shares of the Company’s Class A common stock being classified as treasury stock, which was recorded at cost, within the Company’s condensed consolidated balance sheet as of June 30, 2025, as the Company does not have any current formal or constructive plans to retire the shares.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,882	$2.95	9.24	$3,263
Granted	—	—	—	—
Exercised	(7)	2.38	—	—
Forfeited	(233)	2.21	—	—
Expired	(39)	28.17	—	—
Balance as of June 30, 2025	6,603	$2.83	8.63	$—
Expected to vest at June 30, 2025	6,603	$2.83	8.63	$—
Exercisable at June 30, 2025	2,298	$4.00	8.38	$—
As of June 30, 2025, the total share-based compensation costs not yet recognized related to unvested stock options was $5.9 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.0 year.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2024	1,103	$1.97
Granted	2,945	2.01
Vested	(550)	2.23
Forfeited	(9)	2.64
Outstanding as of June 30, 2025	3,489	$1.96
As of June 30, 2025, there were approximately $6.2 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization	$284	$331	$586	$513
Sales and marketing	158	44	306	167
General and administrative	764	1,209	1,566	1,547
Research and development	120	114	245	175
Total	$1,326	$1,698	$2,703	$2,402
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which the Company was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of June 30, 2025, the Company had sold, in the aggregate, 1,153,345 shares of its Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes.
10. Net Loss Per Share
Net loss per share is computed using the two-class method. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period, net of treasury stock. Diluted net loss per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, and the exercise of any warrants (including the Public Warrants and the Private Warrants), in each case only in the periods in which such effect would have been dilutive.
For the three and six months ended June 30, 2025 and 2024, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(10,627)	$(5,374)	$(23,088)	$(32,324)
Net loss from discontinued operations, net of tax	—	(1,986)	—	(10,817)
Less: net income attributable to noncontrolling interests	193	127	403	74
Net loss attributable to holders of Class A and Class B common stock	$(10,820)	$(7,487)	$(23,491)	$(43,215)

Amounts attributable to BuzzFeed, Inc. for net loss per common share, basic and diluted:
Net loss from continuing operations	(10,820)	(5,501)	(23,491)	(32,398)
Net loss from discontinued operations, net of tax	—	(1,986)	—	(10,817)
Net loss attributable to BuzzFeed, Inc.	$(10,820)	$(7,487)	$(23,491)	$(43,215)

Denominator:
Weighted average common shares outstanding, basic and diluted	38,080	37,007	38,380	36,792

Net loss per common share, basic and diluted:
Continuing operations	$(0.28)	$(0.15)	$(0.61)	$(0.88)
Discontinued operations	—	(0.05)	—	(0.29)
Net loss per common share, basic and diluted, attributable to BuzzFeed, Inc.[1]	$(0.28)	$(0.20)	$(0.61)	$(1.17)
_________________________________
(1)Net loss per share information is presented on a rounded basis using actual amounts. Minor differences in totals may exist due to rounding.
The numerator for net loss per basic and diluted common share from continuing operations excludes the impact of net income attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	6,603	7,447	6,603	7,447
Restricted stock units	3,489	1,682	3,489	1,682
Warrants	2,469	2,469	2,469	2,469
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision (benefit)	$333	$(176)	$413	$506
Effective tax rate	(3.2)%	3.2%	(1.8)%	(1.6)%
For the three and six months ended June 30, 2025 and 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis and the discrete impact of finalization of Canadian tax return filings.
On July 4, 2025, H.R.1, commonly referred to as the “One Big Beautiful Bill Act,” was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company is currently in the process of evaluating the impact of these law changes on its condensed consolidated financial statements.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
12. Restructuring Costs
In February 2025, the Company announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. The Company incurred approximately $1.9 million of restructuring costs for the six months ended June 30, 2025, comprised mainly of severance and related benefits costs, all of which were included in costs of revenue, excluding depreciation and amortization.
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
13. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2031 (assumes the early termination option as discussed below is exercised, otherwise, the expiration date is 2036). The Company accounts for leases under ASU 2016-02, Leases (Topic 842) (“ASC 842”) by recording right-of-use assets and liabilities. The right-of-use asset represents the Company’s right to use underlying assets for the lease term and the lease liability represents the Company’s obligation to make lease payments under the lease. The Company determines if an arrangement is, or contains, a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term, and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain other provisions which require the Company to pay taxes, insurance, or maintenance costs.
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
In February 2024, in connection with the Complex Disposition, the Company entered into a space sharing license agreement whereby the Company licensed approximately 11,500 square feet (not including shared spaces) to the purchaser of certain assets of Complex Networks in connection with the Complex Disposition through June 30, 2025. Additionally, in December 2024, the Company entered into space sharing license agreements whereby the Company licensed a portion of the office space in New York City, New York, and Los Angeles, California through May 31, 2025 to the purchaser of certain assets and liabilities of First We Feast in connection with the First We Feast Disposition. Refer to Note 18 herein for additional details.
In March 2025, the Company entered into a 130-month lease agreement for a new corporate headquarters located in New York, New York, which commenced on June 16, 2025 (i.e., the “Commencement Date”). The lease contains one 5-year renewal option and an early termination option after 6-years of the rent commencement date (i.e., December 16, 2025 is the rent commencement date). Upon the Commencement Date, based on various economic and market-based factors, the Company concluded it is reasonably certain to exercise the early termination option, and therefore the lease term was determined to be 6 years, 6 months (i.e., the lease term was determined to be June 16, 2025 through December 15, 2031). The undiscounted lease payments range from approximately $0.2 million to $0.3 million per month throughout the contractual term of the lease (approximately $0.2 million per month throughout the term determined for accounting purposes). Variable lease expenses are not material, and include the Company’s proportionate share of operating expenses, property taxes, and insurance. The Company determined this lease was an operating lease, and recorded a right-of-use asset and a noncurrent lease liability of $11.7 million and $11.5 million, respectively, upon commencement. The lease did not provide an implicit rate, and therefore the Company used its incremental borrowing rate, which was based on the term of the lease, the economic environment of the lease, and reflects the cost the Company would have had to pay to borrow on a secured basis.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$5,922	$6,117	$11,795	$12,294
Sublease income	(4,364)	(4,409)	(8,966)	(8,522)
Total lease cost	$1,558	$1,708	$2,829	$3,772
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statements of operations. The Company does not have material short-term or variable lease costs.

The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	June 30, 2025	December 31, 2024
Assets
Right-of-use assets	$30,880	$28,562

Liabilities
Current lease liabilities	$19,311	$22,084
Noncurrent lease liabilities	17,628	15,138
Total lease liabilities	$36,939	$37,222
Other information related to leases was as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$14,280	$14,073
Right-of-use assets obtained in exchange for operating lease obligations	11,747	—

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	3.1	1.8
Weighted average discount rate	13%	14%
Maturities of lease liabilities as of June 30, 2025 were as follows:

Year	Operating Leases
Remainder of 2025	$11,336
2026	15,146
2027	4,780
2028	3,227
2029	2,968
Thereafter	8,454
Total lease payments	45,911
Less: imputed interest	(8,972)
Total	$36,939
Sublease receipts to be received in the future under noncancelable subleases as of June 30, 2025 were as follows:

Year	Amount
Remainder of 2025	$7,672
2026	4,692
Thereafter	—
Total	$12,364

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
The Company settled or resolved certain legal matters during the three and six months ended June 30, 2025 and 2024 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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

On September 9, 2024, BuzzFeed Media Enterprises, Inc. filed a notice of appeal of the Delaware Chancery Court’s May 15, 2024 decision. An en banc hearing of the appeal by the Delaware Supreme Court had been scheduled for April 23, 2025.
On June 18, 2024, the AAA re-initiated the Arbitrations, which had been stayed pending the Delaware Court of Chancery’s decision.
On October 24, 2024, BuzzFeed Media Enterprises, Inc. filed its opening appellate brief with the Delaware Supreme Court. Plaintiff thereafter filed its responsive papers. An en banc hearing before the Delaware Supreme Court had been scheduled for April 23, 2025 but was postponed for rescheduling. In the interim, the Arbitrations were resolved between the parties and the matters are now closed.
15. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company determined that its chief executive officer is its CODM who makes resource allocation decisions and assesses performance based upon financial information at the consolidated level. The Company manages its operations as a single segment for the purpose of evaluating and making operating decisions.
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
From a significant segment expense perspective, the CODM receives and uses a more bifurcated view of total cost of revenue (excluding depreciation and amortization), as outlined in the table below. Variable cost of revenue represents amounts related to web hosting, advertising serving platform costs, amounts due to third party websites and platforms to fulfill customers’ advertising campaigns, and production costs paid to third parties. Fixed cost of revenue primarily represent compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Variable cost of revenue	$13,007	$6,205	$19,400	$12,812
Fixed cost of revenue	14,980	15,528	32,079	36,060
Total cost of revenue, excluding depreciation and amortization	$27,987	$21,733	$51,479	$48,872

    All other significant segment expenses and other significant segment items that comprise consolidated net loss from continuing operations and are regularly provided to the CODM are consistent with what is presented on the condensed consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, other (expense) income, net, interest expense, net, change in fair value of warrant liabilities, and income tax provision (benefit), were $29.0 million and $24.8 million for the three months ended June 30, 2025 and 2024, respectively, and $54.0 million and $61.6 million for the six months ended June 30, 2025 and 2024, respectively.

16. Supplemental Disclosures
Film Costs
Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	June 30, 2025	December 31, 2024
Individual Monetization:
Feature films	$4,060	$1,712
Total	$4,060	$1,712
The Company amortized $3.9 million of film costs for the three and six months ended June 30, 2025, and had no material amortization of film costs for the three and six months ended June 30, 2024. Film cost amortization is included in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations.
The Company may enter into co-financing arrangements with third parties to jointly finance or distribute certain of its film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. The Company accounts for the proceeds received from the investor under these arrangements as a reduction of its capitalized film costs and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in cost of revenue, excluding depreciation and amortization. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $1.3 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company had receivables related to our production tax credits of $2.3 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively, included in prepaid and other current assets in our condensed consolidated balance sheets.
Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
	2025	2024
Cash paid for income taxes, net	$454	$865
Cash paid for interest	1,643	6,682
Non-cash investing and financing activities:
Accounts payable and accrued expenses related to property and equipment	711	19
Accrued deferred offering costs	67	—
Debt assumed for acquisition of Girls Like Girls Film Inc.	4,790	—
Non-cash contingent consideration for business combination	481	—
Accrued debt issuance costs	570	—
Non-cash financing from 2X Blind's Loan Commitment	500	—

17. Other (Expense) Income, net
Other (expense) income, net consisted of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Exchange gain (loss)	$411	$169	$1,118	$(12)
Other expense	(231)	(36)	(363)	(663)
Other income	272	785	995	1,037
Loss on extinguishment of debt	(5,532)	—	(5,532)	—
Gain on disposition of assets	—	1,250	—	1,250
Total	$(5,080)	$2,168	$(3,782)	$1,612
18. Held for Sale, Discontinued Operations, Disposals, and Licenses
Held for Sale and Discontinued Operations:
Complex Disposition
As of December 31, 2023, the Company determined the assets of Complex Networks, excluding the First We Feast brand, met the criteria for classification as held for sale. The Company disposed of Complex Networks in order to refocus its business around scalable, high-margin, and tech-led revenue streams. As such, the Company concluded the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of Complex Networks are classified as discontinued operations for the three and six months ended June 30, 2024.
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
In connection with the Complex Disposition, the Company was required to (i) repurchase approximately $30.9 million of Notes, and (ii) repay approximately $33.8 million outstanding under the Revolving Credit Facility, plus accrued and unpaid interest of $0.7 million (such amounts were repurchased / repaid shortly after the Complex Disposition; refer to note 8 herein for additional details). The Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Complex Disposition on February 21, 2024. Additionally, as described in Note 8 herein, on February 28, 2024, the Indenture was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
All historical interest expense associated with the Revolving Credit Facility and 20.6% of the historical interest expense associated with the Notes were allocated to the discontinued operations of the Complex Disposition.
Details of net loss from discontinued operations, net of tax, were as follows (for the Complex Disposition):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue	$—	$2,115
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	—	3,500
Sales and marketing	—	1,046
General and administrative	—	225
Research and development	—	344
Total costs and expenses	—	5,115
Loss from discontinued operations	—	(3,000)
Loss on partial debt extinguishment	—	(4,919)
Gain on remeasurement of classification to held for sale	—	854
Other expense, net	—	(292)
Interest expense, net	—	(1,230)
Loss from discontinued operations before income taxes	—	(8,587)
Income tax provision	877	1,502
Net loss from discontinued operations, net of tax	$(877)	$(10,089)
Financial results of Complex Networks for the three and six months ended June 30, 2024 are through the date of the Complex Disposition, February 21, 2024, except for the income tax adjustments described below. Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
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
The Company had continuing involvement with Commerce Media through a transition services agreement, through which the Company and Commerce Media provided certain services to each other for a period of time following the Complex Disposition (specifically, from February 21, 2024 until August 31, 2024). Furthermore, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time fee of approximately $2.8 million for use of certain office space in the Company’s corporate headquarters from February 21, 2024 until June 30, 2025.
First We Feast Disposition
As of December 1, 2024, the Company determined the assets and liabilities (disposal group) of First We Feast met the criteria for classification as held for sale. The Company sold First We Feast to finalize its strategy to refocus its business around higher-margin revenue streams such as programmatic advertising and affiliate commerce, as well as tech-led initiatives. As such, the Company determined the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of First We Feast are classified as discontinued operations for the three and six months ended June 30, 2024.
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
Pursuant to the Indenture, the Company was required to remit 95% of the net proceeds of asset sales to the holders of the Notes. Prior to the sale of the First We Feast brand, on December 10, 2024, the Company entered into privately negotiated transactions with certain holders of the Notes, in which the Company agreed to repurchase approximately $12.0 million aggregate principal amount of Notes from such holders on December 11, 2024. After giving effect to such private repurchase of $12.0 million of the Notes (together with accrued and unpaid interest), the Company redeemed $75.6 million of Notes with 95% of the net proceeds of the First We Feast Transaction (together with accrued and unpaid interest) and redeemed / repurchased $1.2 million of Notes with cash on hand (together with accrued and unpaid interest). Refer to Note 8 herein for additional details.
Details of net loss from discontinued operations, net of tax, are as follows (for the First We Feast Disposition):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue	$5,817	$13,563
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	3,268	7,192
Sales and marketing	770	1,537
Depreciation and amortization	402	804
Total costs and expenses	4,440	9,533
Income from discontinued operations	1,377	4,030
Interest expense, net	(2,486)	(4,758)
Loss from discontinued operations before income taxes	(1,109)	(728)
Income tax provision	—	—
Net loss from discontinued operations, net of tax	$(1,109)	$(728)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above. 63.6% of the historical interest expense associated with the Notes was allocated to the discontinued operation of First We Feast.
For the three and six months ended June 30, 2024, there was no income tax provision in First We Feast’s discontinued operations as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
The Company had continuing involvement with the Purchaser through a transition services agreement, pursuant to which the Company and the Purchaser provided certain services to each other for a period of time following the First We Feast Disposition (specifically for an initial term from December 12, 2024 through June 11, 2025). For the six months ended June 30, 2025, the Company collected a total of $0.6 million pursuant to the transition services agreement. Additionally, the Company and the Purchaser entered into space sharing licensing agreements pursuant to which the Purchaser licensed the use of certain office space within the Company’s offices in New York, New York, and Los Angeles, California, for $0.1 million per month through May 31, 2025.
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty, and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who supported the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of June 30, 2025), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.7 million has been received as of June 30, 2025). BringMe did not have a material impact on the Company’s net loss for any period presented herein.
19. Subsequent Events
On August 7, 2025, the Company announced a plan to reduce its then-current workforce by approximately 6%. The reduction in workforce plan is intended to support the Company's strategic plan and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results. The Company expects to recognize restructuring charges in connection with the reduction in workforce plan, including severance, outplacement services, and benefits continuation. We estimate that the foregoing charges will range between $1.3 million to $1.8 million, and we expect the charges will be recognized and paid primarily in the third quarter of 2025. The substantial majority of these charges will result in cash expenditures, and the reduction in workforce plan is expected to be substantially complete by the end of the third quarter of 2025.

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
As of December 31, 2023, we determined that the assets of Complex Networks (as defined below), excluding the First We Feast brand, met the criteria for classification as held for sale. Additionally, we concluded the ultimate disposal, which occurred on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on our operations and financial results. Moreover, we concluded the assets of the First We Feast business met the criteria for classification as held for sale as of December 1, 2024. We determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that had a major effect on our operations and final results. As such, the historical financial results of Complex Networks and First We Feast have been reflected as discontinued operations in our condensed consolidated financial statements for the three and six months ended June 30, 2024. Refer to Note 18 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
Additionally, pursuant to subscription agreements entered into in connection with the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the

Business Combination. We repurchased approximately $120.0 million of the Notes in 2024 and the remaining $30.0 million of Notes in 2025, resulting in the full redemption of the Notes. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Restructuring
In February 2025, we announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. We incurred approximately $1.9 million of restructuring costs for the six months ended June 30, 2025, comprised mainly of severance and related benefits costs, all of which were included in costs of revenue, excluding depreciation and amortization.
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

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP
Total revenue	$46,394	$41,115	$82,415	$78,124
Loss from continuing operations	(3,466)	(5,591)	(17,208)	(29,057)
Net loss from continuing operations	(10,627)	(5,374)	(23,088)	(32,324)
Non-GAAP
Adjusted EBITDA(1)	$1,984	$831	$(3,910)	$(13,536)
Non-Financial
Time Spent(2)	69,864	70,981	137,722	138,305
_________________________________
(1)See “Reconciliation from net loss from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“ U.S. GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three and six months ended June 30, 2025, Time Spent decreased by 2% and 0%, respectively.
Content Performance Metrics
We use certain metrics to assess the operational and financial performance of our business. On January 1, 2023, we introduced new metrics with respect to our branded content revenue, which represents the majority of our reported direct sold content revenue (branded content is further defined within “Components of Results of Operations” below). Specifically, we monitor the performance of our branded content advertisers through retention and average trailing 12-month revenue per branded content advertiser. Net branded content advertiser revenue retention is an indicator of our ability to retain the spend of our existing customers year-over-year, which we view as a reflection of the effectiveness of our services. In addition, we monitor the number of branded content advertisers and the net average branded content advertiser revenue, as defined below, as these metrics provide further details with respect to the majority of our reported direct sold content revenue and influence our business planning decisions. Our use of net branded content advertiser revenue retention, branded content advertisers, and net average branded content advertiser revenue have limitations as analytical tools, and investors should not consider them in isolation. Additionally, the aforementioned metrics do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. Pro forma amounts for acquisitions and dispositions are calculated as if the acquisitions and / or dispositions occurred on the first day of the applicable period.

The following table sets forth certain operating metrics for our branded content revenue for the three months ended June 30, 2025 and 2024 (on a trailing 12-month basis):

	June 30,
	2025	2024
Net branded content advertiser revenue retention(1)	46%	53%
Branded content advertisers(2)	>25	>30
Net average branded content advertiser revenue(3)	$0.7	$0.8
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
Other (expense) income, net: Consists of foreign exchange gains and losses, gains and losses on investments, gains and losses on dispositions of subsidiaries, gains and losses on disposition of assets, income from transition service agreements, losses on extinguishments of debt, and other miscellaneous income and expenses.
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
Results of Operations:
Comparison of results for the three and six months ended June 30, 2025 and 2024
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$46,394	$41,115	$82,415	$78,124
Costs and expenses
Cost of revenue, excluding depreciation and amortization	27,987	21,733	51,479	48,872
Sales and marketing	4,242	3,739	8,500	12,117
General and administrative	10,684	14,052	25,046	30,301
Research and development	2,823	2,721	5,889	5,951
Depreciation and amortization	4,124	4,461	8,709	9,940
Total costs and expenses	49,860	46,706	99,623	107,181
Loss from continuing operations	(3,466)	(5,591)	(17,208)	(29,057)
Other (expense) income, net	(5,080)	2,168	(3,782)	1,612
Interest expense, net	(1,496)	(1,495)	(2,667)	(3,704)
Change in fair value of warrant liabilities	(252)	(632)	982	(669)
Loss from continuing operations before income taxes	(10,294)	(5,550)	(22,675)	(31,818)
Income tax provision (benefit)	333	(176)	413	506
Net loss from continuing operations	(10,627)	(5,374)	(23,088)	(32,324)
Net loss from discontinued operations, net of tax	—	(1,986)	—	(10,817)
Net loss	(10,627)	(7,360)	(23,088)	(43,141)
Less: net income attributable to noncontrolling interests	193	127	403	74
Net loss attributable to BuzzFeed, Inc.	$(10,820)	$(7,487)	$(23,491)	$(43,215)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization	$284	$331	$586	$513
Sales and marketing	158	44	306	167
General and administrative	764	1,209	1,566	1,547
Research and development	120	114	245	175
Total	$1,326	$1,698	$2,703	$2,402

The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	60%	53%	62%	63%
Sales and marketing	9%	9%	10%	16%
General and administrative	23%	34%	30%	39%
Research and development	6%	7%	7%	8%
Depreciation and amortization	9%	11%	11%	13%
Total costs and expenses	107%	114%	120%	139%
Loss from continuing operations	(7)%	(14)%	(20)%	(39)%
Other (expense) income, net	(11)%	5%	(5)%	2%
Interest expense, net	(3)%	(4)%	(3)%	(5)%
Change in fair value of warrant liabilities	(1)%	(2)%	1%	(1)%
Loss from continuing operations before income taxes	(22)%	(15)%	(27)%	(43)%
Income tax provision (benefit)	1%	—%	1%	1%
Net loss from continuing operations	(23)%	(15)%	(28)%	(44)%
Net loss from discontinued operations, net of tax	—%	(5)%	—%	(14)%
Net loss	(23)%	(20)%	(28)%	(58)%
Less: net income attributable to noncontrolling interests	—%	—%	—%	—%
Net loss attributable to BuzzFeed, Inc.	(23)%	(20)%	(28)%	(58)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Advertising	$22,589	$23,188	(3)%	$43,976	$44,132	—%
Content	10,699	6,985	53%	15,123	13,720	10%
Commerce and other	13,106	10,942	20%	23,316	20,272	15%
Total revenue	$46,394	$41,115	13%	$82,415	$78,124	5%
Advertising revenue decreased by $0.6 million, or 3%, for the three months ended June 30, 2025, driven by a $2.3 million decline in direct sold advertising products, partially offset by a $1.7 million increase in programmatic advertising revenue primarily reflecting improved performance on our owned and operated properties driven by continued ad-tech optimizations. For the three months ended June 30, 2025 and 2024, direct sold advertising revenue was $5.2 million and $7.5 million, respectively, and programmatic advertising revenue was $17.4 million and $15.7 million, respectively. The decline in direct sold advertising revenue reflects broader macroeconomic headwinds, and a shift in our strategy to focus more on programmatic advertising.
Advertising revenue decreased by $0.2 million, or —%, for the six months ended June 30, 2025, due to a $4.4 million decline in direct sold advertising products, partially offset by a $4.2 million increase in programmatic advertising revenue. For the six months ended June 30, 2025 and 2024, direct sold advertising was $9.7 million and $14.1 million, respectively, and programmatic advertising was $34.3 million and $30.1 million, respectively.
Content revenue increased by $3.7 million, or 53%, for the three months ended June 30, 2025, primarily driven by $4.7 million increase in studio revenue, partially offset by a $1.0 million decrease in direct sold content revenue. For the three months ended June 30, 2025 and 2024, studio revenue was $5.9 million and $1.2 million, respectively, and direct sold content revenue was $4.8 million and $5.8 million, respectively. The increase in studio revenue was largely driven by the timing of revenue recognition with respect to delivery and release of a feature film. The decline in direct sold content revenue was primarily driven by a decrease in the number of branded content customers and reduced advertiser demand.
Content revenue increased by $1.4 million, or 10%, for the six months ended June 30, 2025, primarily driven by a $5.6 million increase in studio revenue, partially offset by a $4.2 million decrease in direct sold content revenue. For the six months ended June 30, 2025 and 2024, studio revenue was $7.5 million and $1.9 million, respectively, and direct sold content revenue was $7.6 million and $11.8 million, respectively.
Commerce and other increased by $2.2 million, or 20%, for the three months ended June 30, 2025, driven by a $2.4 million increase in affiliate commission revenue, partially offset by a $0.2 million decline in other revenue, such as product licensing. For the three months ended June 30, 2025 and 2024, affiliate commerce revenue was $12.8 million and $10.4 million, respectively, and other revenue, such as product licensing, was $0.3 million and $0.5 million, respectively.
Commerce and other increased by $3.0 million, or 15%, for the six months ended June 30, 2025, driven by a $3.4 million increase in affiliate commerce revenue, partially offset by a $0.4 million decline in other products. For the six months ended June 30, 2025 and 2024, affiliate commerce revenue was $22.7 million and $19.3 million, respectively, and other revenue was $0.6 million and $1.0 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Cost of revenue, excluding depreciation and amortization	$27,987	$21,733	29%	$51,479	$48,872	5%
As a percentage of revenue	60%	53%		62%	63%
Cost of revenue, excluding depreciation and amortization, increased by $6.3 million, or 29%, for the three months ended June 30, 2025, driven by a $6.8 million increase in variable cost of revenue due to the increase in revenue and changes in the product mix, partially offset by a $0.4 million decrease in compensation expense reflecting our previous cost savings actions and a $0.1 million decrease in stock-based compensation expense.
Cost of revenue, excluding depreciation and amortization, increased by $2.6 million, or 5%, for the six months ended June 30, 2025, driven by a $6.6 million increase in variable cost of revenue due to the increase in revenue and changes in the product mix, partially offset by a $3.7 million decrease in compensation expense reflecting our previous cost savings actions and a $0.3 million decrease in consulting expense.
Sales and marketing:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Sales and marketing	$4,242	$3,739	13%	$8,500	$12,117	(30)%
As a percentage of revenue	9%	9%		10%	16%
Sales and marketing expenses increased by $0.5 million, or 13%, for the three months ended June 30, 2025, driven by a $0.4 million increase in compensation and related expenses.

Sales and marketing expenses decreased by $3.6 million, or 30%, for the six months ended June 30, 2025, driven by a $2.0 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $1.5 million decrease in restructuring expenses.
General and administrative:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
General and administrative	$10,684	$14,052	(24)%	$25,046	$30,301	(17)%
As a percentage of revenue	23%	34%		30%	39%
General and administrative expenses decreased by $3.4 million, or 24%, for the three months ended June 30, 2025, driven by a $2.4 million decrease from the reversal of an accrual that we determined we are no longer liable for, and is non-recurring in nature. The remaining decrease was driven by a $0.4 million decrease in stock-based compensation expenses and a $0.3 million decrease in compensation expense.
General and administrative expenses decreased by $5.3 million, or 17%, for the six months ended June 30, 2025, driven by a $2.4 million decrease from the reversal of an accrual that we determined we are no longer liable for, and is non-recurring in nature, and a $2.2 million decrease in compensation expense.
Research and development:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Research and development	$2,823	$2,721	4%	$5,889	$5,951	(1)%
As a percentage of revenue	6%	7%		7%	8%
Research and development expenses increased by $0.1 million, or 4%, for the three months ended June 30, 2025, and decreased by $0.1 million, or 1%, for the six months ended June 30, 2025.
Depreciation and amortization:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Depreciation and amortization	$4,124	$4,461	(8)%	$8,709	$9,940	(12)%
As a percentage of revenue	9%	11%		11%	13%
For the three months ended June 30, 2025, depreciation and amortization expenses decreased by $0.3 million, or 8%.
For the six months ended June 30, 2025, depreciation and amortization expenses decreased by $1.2 million, or 12%, primarily driven by a decrease in amortization expense associated with capitalized software.
Other (expense) income, net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Other (expense) income, net	$(5,080)	$2,168	NM	$(3,782)	$1,612	NM
As a percentage of revenue	(11)%	5%		(5)%	2%
We recorded other expense, net of $5.1 million for the three months ended June 30, 2025, compared to other income, net of $2.2 million for the three months ended June 30, 2024. The change of $7.2 million was primarily driven by a $5.5 million increase in loss on extinguishment of debt, a $1.3 million decrease in gain on disposition of an asset recorded in 2024, and a $0.5 million decrease in other income (principally reflecting transition services’ income in 2024 from the purchaser of Complex Networks), partially offset by a $0.2 million increase in exchange gain (primarily unrealized).
We recorded other expense, net of $3.8 million for the six months ended June 30, 2025, compared to other income, net of $1.6 million for the six months ended June 30, 2024. The change of $5.4 million was primarily driven by a $5.5 million increase in loss on extinguishment of debt and a $1.3 million decrease in gain on disposition of an asset, partially offset by a $1.1 million increase in exchange gain (primarily unrealized) and a $0.3 million decrease in other expense.
NM: percentage is not meaningful
Interest expense, net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Interest expense, net	$(1,496)	$(1,495)	—%	$(2,667)	$(3,704)	(28)%
As a percentage of revenue	(3)%	(4)%		(3)%	(5)%
Interest expense, net remained relatively flat for the three months ended June 30, 2025.
Interest expense, net decreased by $1.0 million, or 28%, for the six months ended June 30, 2025, driven by less debt outstanding in 2025 relative to the year-ago period. We expect interest expense, net to increase in 2025 due to the $40.0 million term loan that was funded in May 2025. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Change in fair value of warrant liabilities:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Change in fair value of warrant liabilities	$(252)	$(632)	(60)%	$982	$(669)	NM
As a percentage of revenue	(1)%	(2)%		1%	(1)%
For the three months ended June 30, 2025, we recorded a loss related to the change in fair value of warrant liabilities of $0.3 million compared to a loss of $0.6 million for the three months ended June 30, 2024.
We recorded a gain of $1.0 million on the change in fair value of warrant liabilities for the six months ended June 30, 2025 compared to a loss of $0.7 million for the six months ended June 30, 2024.
NM: percentage is not meaningful
Income tax provision (benefit):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Income tax provision (benefit)	$333	$(176)	NM	$413	$506	(18)%
As a percentage of revenue	1%	—%		1%	1%

For the three and six months ended June 30, 2025 and 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis and the discrete impact of finalization of Canadian tax return filings.
On July 4, 2025, H.R.1, commonly referred to as the “One Big Beautiful Bill Act,” was signed into law. In accordance with U.S. GAAP, we will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are currently in the process of evaluating the impact of these law changes on our condensed consolidated financial statements.
NM: percentage is not meaningful

Net loss from discontinued operations, net of taxes:

The Complex Disposition and the First We Feast Disposition were finalized during 2024, and therefore there is no activity in the current year.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure, and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss from continuing operations, excluding the impact of net income attributable to noncontrolling interests, income tax provision (benefit), interest expense, net, other expense (income), net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, restructuring costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Reconciliation from net loss from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(10,627)	$(5,374)	$(23,088)	$(32,324)
Income tax provision (benefit)	333	(176)	413	506
Interest expense, net	1,496	1,495	2,667	3,704
Other expense (income), net	5,080	(2,168)	3,782	(1,612)
Depreciation and amortization	4,124	4,461	8,709	9,940
Stock-based compensation	1,326	1,698	2,703	2,402
Change in fair value of warrant liabilities	252	632	(982)	669
Restructuring(1)	—	263	1,886	3,179
Adjusted EBITDA	$1,984	$831	$(3,910)	$(13,536)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the six months ended June 30, 2025 and 2024. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

Liquidity and Capital Resources
We previously disclosed conditions that raised substantial doubt about our ability to continue as a going concern, which was due to the holders of the Notes having the ability to require us to repurchase all of the Notes then-outstanding, for cash, at any time on or after May 31, 2025. As disclosed in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, in May 2025, we secured a $40.0 million asset-backed term loan and used a portion of the proceeds to repay, in full, the Notes. As a result of these efforts, and due to expected cash flows from operations over the next 12 months, the substantial doubt about our ability to continue as a going concern was resolved as of the date of issuance of the condensed consolidated financial statements (the “issuance date”).
As of and for the six months ended June 30, 2025, we had unrestricted cash and cash equivalents of $29.7 million. However, we have a history of losses, and had an accumulated deficit of $645.4 million as of June 30, 2025. We have cash available on hand, and believe our existing capital resources will be sufficient to support our operations and meet our obligations as they become due within one year from the issuance date.
Additionally, we may implement incremental cost savings actions (such as the announced reduction in workforce plan; refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details) and pursue additional sources of outside capital to supplement our funding obligations as they become due, which includes additional offerings of our Class A common stock under the at-the-market offering (refer to Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details), or other issuances of Class A common stock or other securities convertible into or exercisable or exchangeable for our Class A common stock. However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC.
Moreover, on an ongoing basis, we are evaluating strategic changes to our operations, including asset divestitures, restructurings, or the discontinuance of unprofitable lines of business. Any such transaction could be material to our business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time: our available cash, liquidity, and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions.
Revolving Credit Facility
On December 30, 2020, we entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on December 15, 2022, and amended on each of June 29, 2023 and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of our landlords. We had no outstanding letters of credit under the Revolving Credit Facility at June 30, 2025 or December 31, 2024, as described below.
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
Standby Letters of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords and remain outstanding as of June 30, 2025. Additionally, during the first quarter of 2025, we entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the landlord for our new corporate headquarters and remains outstanding as of June 30, 2025. Refer to Note 13 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.

Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of Notes. In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes, which were governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024 (i.e., the “Indenture”). The Notes were convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bore interest at a rate of 8.50% per annum, payable semi-annually.
We repurchased approximately $120.0 million of the Notes in 2024, and the remaining $30.0 million of the Notes were repurchased in 2025. The Indenture has been satisfied and discharged in full, except for those provisions that expressly survive as provided in Section 3.01 of the Indenture, including without limitation, Section 7.06 of the Indenture.
Term Loan
On May 23, 2025 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. We borrowed $40.0 million on the Closing Date, and $40.0 million aggregate principal amount of indebtedness remains outstanding as of June 30, 2025. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5%. We are required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of our outstanding standby letters of credit. The Term Loan is guaranteed by certain of the our domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all of our assets and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, we must maintain minimum liquidity of $5.0 million. No other financial maintenance covenants are applicable, and we were in compliance with the aforementioned covenant as of June 30, 2025. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Film Financing Arrangements
2X Blind Partners, Inc. Loan Commitment
On June 13, 2025, 2X Blind Partners, Inc. (“2X Blind”), a majority-owned subsidiary of HuffPost Studios Canada, Inc. which is an indirectly held subsidiary of ours, entered into a loan and security agreement providing for a loan commitment amount (the “Loan Commitment”) of $5.2 million, of which approximately $0.5 million was deducted from the lender and used to satisfy certain expenses, namely interest. The lender has a first priority secured lien in all of 2X Blind’s assets, tangible and intangible, including but not limited to all proceeds, rights, accounts receivable, cash accounts, equipment, intellectual property, future proceeds, and virtually any other asset currently in 2X Blind’s possession or in the future. The Loan Commitment is funded in installments ranging from June 13, 2025 through August 8, 2025, of which $2.9 million was funded and remains outstanding as of June 30, 2025. An additional $1.0 million was received as of August 7, 2025.
The Loan Commitment is being used to fund the production, post-production, and delivery costs of a feature film currently in production, and is required to be repaid using proceeds from contracts with third parties for distribution rights along with expected production tax credits. Specifically, $2.6 million is due on March 16, 2026, $2.4 million is due on August 14, 2026, and $0.2 million is due on September 14, 2026. Interest on the Loan Commitment is fixed at $0.5 million, unless in the event of default.
Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of ours, acquired a majority stock interest in Girls Like Girls Film Inc. Girls Like Girls Film Inc. has debt of approximately $4.8 million (CAD $6.6 million), of which $4.0 million is required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million is due when Girls Like Girls Film Inc. receives expected production tax credits (both repayment dates are currently unknown, but are expected to occur within the next 12 months). Girls Like Girls Film Inc. also has available to it a $0.4 million foreign exchange line of credit, of which there is no amount currently outstanding. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Cash flows (used in) provided by operating, investing, and financing activities from continuing operations were as follows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities from continuing operations	$(8,755)	$(14,891)
Cash used in investing activities from continuing operations	(7,116)	(6,273)
Cash provided by (used in) financing activities	6,445	(66,396)
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of June 30, 2025, we sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes.
Operating Activities
For the six months ended June 30, 2025, cash used in operating activities from continuing operations was $8.8 million compared to cash used in operating activities from continuing operations of $14.9 million for the six months ended June 30, 2024. The change was primarily driven by a $23.5 million increase in the change in accounts payable, a $14.1 million improvement in net loss, adjusted for non-cash items, a $2.0 million increase in the change deferred revenue. These were partially offset by a $19.2 million decrease in the change in accounts receivable, a $6.3 million decrease in the change in prepaid expenses and other current assets, a $5.7 million decrease in the change in accrued expenses, other current liabilities, and other liabilities, a $1.7 million decrease in the change in lease liabilities, and a $0.6 million decrease in the change in accrued compensation.
Investing Activities
For the six months ended June 30, 2025, cash used in investing activities from continuing operations was $7.1 million, which consisted of $6.3 million of capital expenditures on internal-use software and $0.8 million of other capital expenditures, partially offset by $0.3 million in proceeds received from the previous sale of an asset.
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
Financing Activities
For the six months ended June 30, 2025, cash provided by financing activities was $6.4 million, which consisted of $39.2 million in borrowings from the Term Loan, $2.4 million in borrowings from the Loan Commitment partially, and $1.2 million in proceeds from a co-financing arrangement. These were partially offset by $30.0 million in repayments on the Notes, a $3.3 million repurchase of common stock, $2.1 million in consent solicitation fee payments, and $0.7 million in payments of debt issuance costs associated with the Term Loan.

For the six months ended June 30, 2024, cash used in financing activities was $66.4 million, which consisted of a $33.8 million full repayment of the Revolving Credit Facility, $31.2 million in partial repayments on the Notes, a $0.6 million payment of deferred issuance costs, and a $0.5 million early termination payment for the Revolving Credit Facility.
Contractual Obligations
Our principal commitments consist of obligations for repayment of borrowings under the Term Loan and film financing arrangements, along with obligations for office space under non-cancelable operating leases with various expiration dates through 2031 (assumes the early termination option afforded under the new lease for our new corporate headquarters is exercised; otherwise, 2036). Refer to Notes 8 and 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our contractual obligations.
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2025 or 2024.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both June 30, 2025 and December 31, 2024. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
(ii) A Lack of Formalized Information Technology General Controls in the Area of Change Management and Logical Security Controls Over Financial Information Technology Systems:
During 2023 and 2024, and continuing into 2025, our management began implementing remediation plans to address certain control deficiencies around system development and change management and IT security, including formalizing the processes and controls around security administration and implementing user access reviews for certain key financial systems. Management hired resources with technical expertise and will continue to centralize security administration for several financial applications and further enhance logical access controls for the remaining applications.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On September 9, 2024, BuzzFeed Media Enterprises, Inc. filed a notice of appeal of the Delaware Chancery Court’s May 15, 2024 decision. An en banc hearing of the appeal by the Delaware Supreme Court had been scheduled for April 23, 2025.
On June 18, 2024, the AAA re-initiated the Arbitrations, which had been stayed pending the Delaware Court of Chancery’s decision.
On October 24, 2024, BuzzFeed Media Enterprises, Inc. filed its opening appellate brief with the Delaware Supreme Court. Plaintiff then filed its responsive papers. An en banc hearing before the Delaware Supreme Court was scheduled for April 23, 2025 but was postponed for rescheduling. In the interim, the Arbitrations were resolved between the parties and the matters are now closed.
For information regarding other legal proceedings in which we are involved, refer to Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than as described below, our risk factors have not changed materially since December 31, 2024.
At times, we rely on third-party loans and other external financing to fund our production and development of films, television programming, and other ancillary content. Although such financing is generally supported by minimum guarantees or other commitments, and not dependent on revenues generated from exploitation, there can be no assurance that our productions will ultimately be profitable or that co-financing partners will recover their investments.
Our business model involves securing external financing or co-financing commitments, including loans, credit facilities, and production advances, to fund the development, production, and distribution of live-action and animated films, television programming, interactive games, and other ancillary content. The availability and terms of such financing depend on a number of factors, including market conditions, lender appetite for entertainment-sector risk, and our own financial and operational performance. Most productions secure a completion bond to guarantee completion and delivery, and certain productions have contracts in place for minimum guarantees in exchange for distribution rights (and those minimum guarantees may be paid directly to any lender to repay debt). The repayment of these loans and other financing commitments are sometimes guaranteed by Company subsidiaries and we may not be able to successfully implement arrangements to reduce the risks of production exposure to those subsidiaries, such as failing to fully monetizing tax credits, unsuccessfully applying for government or industry rebates, or the inability to collect other soft money benefits that act as security.
There is inherent uncertainty in the commercial performance of any individual film or other studio content. Audience preferences are unpredictable and can be influenced by numerous factors outside our control, including competition, critical reception, marketing effectiveness, release timing, distribution strategy, and broader economic conditions. In the aggregate, these factors may adversely affect our cash flows and limit our access to additional financing. In addition, we may experience delays and increased costs due to disruptions or events beyond its control, such as strikes by the Writers Guild of America and Screen Actors Guild - American Federation of Television and Radio Artists that could result in months-long shutdowns in television, film, and other studio production.
Investors in individual feature films and other studio productions also face the risk that a project may never yield a return. Factors such as shifting audience preferences, poor reception, or changes in distribution markets could result in a total loss of capital on a given project. This uncertainty could materially affect our financial position and investor returns.
AI-Enabled Search Functionality Has the Potential to Disrupt Traffic, Monetization, and Content Visibility, Particularly for Our News Operations.
The integration of generative AI features into search engines presents a potential risk to our digital business model, particularly for our news operations. These features increasingly surface AI-generated summaries at the top of search results, reducing user engagement with source content. This trend, along with broader platform changes, may adversely impact our traffic volumes and monetization capabilities. Potential risks include:
•Impacted referral traffic. AI-generated summaries, such as Google's AI Overviews and AI Mode, often provide answers directly on the search results page, which could lead to fewer users clicking through to publisher websites.
•Reduced advertising revenue. Because our monetization strategy includes ad-supported revenue that relies on organic search traffic, any impact on click-through rates may lead to fewer page views and impressions, which could negatively affect advertising revenue.
•Loss of control over content visibility. Publishers that block AI crawlers to protect their content from use in AI summaries may be excluded from other search features, such as snippets, Discover, or general indexing. This creates pressure to permit AI access to content in order to maintain baseline visibility, weakening our leverage in negotiating content licensing or access terms.
•Platform dependency. The increasing control that search platforms exert over content visibility and distribution may limit our ability to reach audiences, monetize content effectively, or diversify our traffic sources in a competitive and sustainable manner.
•Diminished brand recognition. The rise of "zero-click searches," where users find the information they need in the AI summary, means a lack of direct engagement between users and publishers, thereby hindering the development of brand familiarity and loyalty. Furthermore, because an AI Overview can cite multiple sources for a generated answer, an individual publisher’s impact may be diluted to users, leading to diminished brand recognition.

To the extent these risks become material in the future and if we are unable to adapt to these changes by evolving our distribution strategies or expanding into more direct or subscription-based revenue models, our financial condition and operating results could be materially and adversely affected.
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

4.7
Third Supplemental Indenture, dated October 28, 2024, to the Indenture dated December 3, 2021 between BuzzFeed, Inc. and Wilmington Savings Fund Society, a Federal Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 31, 2024).

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

10.4
Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2025).

10.5†*	Loan and Security Agreement, dated July 13, 2025, by and between 2X Blind Partners, Inc., as borrower, and BondIt LLC, as Lender.
10.6
Commitment Letter, dated June 13, 2024 as amended and restated as of June 25, 2025, by and among Girls Like Girls Film Inc. as borrower, and Royal Bank of Canada, as the bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on June 30, 2025).

10.7
Share Repurchase Agreement dated May 23, 2025 by and between BuzzFeed, Inc. and New Enterprise Associates 13, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2025).

10.8	Agreement of Lease, dated March 3, 2025, by and between BuzzFeed Media Enterprises, Inc., as Tenant, and 50 West 23rd Street A LLC and 50 West 23rd Street B LLC, together as Landlord.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date:	August 7, 2025