Form 10-Q
period 2025-09-30
BuzzFeed, Inc.
filed 2025-11-06
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 4, 2025, there were 35,864,575 shares of the registrant’s Class A common stock outstanding, 1,343,299 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

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
•macroeconomic factors including: adverse economic conditions in the United States (“U.S.”) and globally, including the potential onset of recession; current global supply chain disruptions; actual or potential government shutdowns or a failure to raise the U.S. federal debt ceiling or to fund the federal government; the ongoing conflicts in the Middle East and between Russia and Ukraine and any related sanctions and geopolitical tensions, and further escalation of trade tensions between the U.S. and its trading partners; tariffs; the inflationary environment; high unemployment; high interest rates, currency fluctuations; and the competitive labor market;
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$34,292	$38,648
Accounts receivable (net of allowance for doubtful accounts of $785 as at September 30, 2025 and $1,039 as at December 31, 2024)	33,819	48,944
Prepaid expenses and other current assets	14,737	13,294
Total current assets	82,848	100,886
Property and equipment, net	4,961	6,195
Right-of-use assets	26,956	28,562
Capitalized software costs, net	24,213	22,653
Intangible assets, net	11,774	11,751
Goodwill	43,304	43,304
Prepaid expenses and other assets	17,155	8,047
Total assets	$211,211	$221,398

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,681	$14,251
Accrued expenses	9,774	18,881
Deferred revenue	6,274	555
Accrued compensation	11,853	11,668
Current lease liabilities	15,851	22,084
Current debt	26,117	25,518
Other current liabilities	4,532	3,879
Total current liabilities	93,082	96,836
Noncurrent lease liabilities	16,298	15,138
Debt	24,293	—
Warrant liabilities	590	1,778
Other liabilities	292	704
Total liabilities	134,555	114,456

Commitments and contingencies

Stockholders’ Equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 37,691 and 37,025 shares issued; 35,864 and 37,025 shares outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 1,343 and 1,343 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 1,827 and 0 shares at September 30, 2025 and December 31, 2024, respectively	(3,332)	—
Additional paid-in capital	734,569	730,369
Accumulated deficit	(652,790)	(621,864)
Accumulated other comprehensive loss	(2,585)	(3,735)
Total BuzzFeed, Inc. stockholders’ equity	75,866	104,774
Noncontrolling interests	790	2,168
Total stockholders’ equity	76,656	106,942
Total liabilities and stockholders’ equity	$211,211	$221,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$46,317	$55,568	$128,732	$133,692
Costs and expenses
Cost of revenue, excluding depreciation and amortization	29,582	28,278	81,061	77,150
Sales and marketing	3,944	3,829	12,444	15,946
General and administrative	12,732	14,698	37,778	44,999
Research and development	2,527	2,581	8,416	8,532
Depreciation and amortization	3,518	4,609	12,227	14,549
Total costs and expenses	52,303	53,995	151,926	161,176
(Loss) income from continuing operations	(5,986)	1,573	(23,194)	(27,484)
Other (expense) income, net	(579)	2,226	(4,361)	3,838
Interest expense, net	(1,412)	(1,484)	(4,079)	(5,188)
Change in fair value of warrant liabilities	205	87	1,187	(582)
(Loss) income from continuing operations before income taxes	(7,772)	2,402	(30,447)	(29,416)
Income tax (benefit) provision	(346)	(110)	67	396
Net (loss) income from continuing operations	(7,426)	2,512	(30,514)	(29,812)
Net loss from discontinued operations, net of tax	—	(378)	—	(11,196)
Net (loss) income	(7,426)	2,134	(30,514)	(41,008)
Less: net income attributable to noncontrolling interests	9	45	412	119
Net (loss) income attributable to BuzzFeed, Inc.	$(7,435)	$2,089	$(30,926)	$(41,127)
Net (loss) income from continuing operations attributable to holders of Class A and Class B common stock:
Basic	$(7,435)	$2,467	$(30,926)	$(29,931)
Diluted	$(7,435)	$2,467	$(30,926)	$(29,931)
Net (loss) income from continuing operations per Class A and Class B common share:
Basic	$(0.20)	$0.07	$(0.81)	$(0.81)
Diluted	$(0.20)	$0.06	$(0.81)	$(0.81)
Weighted average common shares outstanding:
Basic	37,212	37,949	37,986	37,181
Diluted	37,212	38,608	37,986	37,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(7,426)	$2,134	$(30,514)	$(41,008)
Other comprehensive income (loss)
Foreign currency translation adjustment	511	(457)	1,283	(1,475)
Other comprehensive income (loss)	511	(457)	1,283	(1,475)
Comprehensive (loss) income	(6,915)	1,677	(29,231)	(42,483)
Comprehensive income attributable to noncontrolling interests	9	45	412	119
Foreign currency translation adjustment attributable to noncontrolling interests	(69)	270	133	(21)
Comprehensive (loss) income attributable to BuzzFeed, Inc.	$(6,855)	$1,362	$(29,776)	$(42,581)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Nine Months Ended September 30, 2025
	Common Stock – Class A		Common Stock – Class B		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	37,025	$3	1,343	$1	$—	$730,369	$(621,864)	$(3,735)	$104,774	$2,168	$106,942
Net (loss) income	—	—	—	—	—	—	(12,671)	—	(12,671)	210	(12,461)
Stock-based compensation	—	—	—	—	—	1,377	—	—	1,377	—	1,377
Issuance of common stock in connection with share-based plans	165	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	—	(25)	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	—	—	328	328	118	446
Issuance of common stock in connection with at-the-market offering, net of issuance costs	4	—	—	—	—	13	—	—	13	—	13
Balance at March 31, 2025	37,182	$3	1,343	$1	$—	$731,734	$(634,535)	$(3,407)	$93,796	$2,496	$96,292
Net (loss) income	—	—	—	—	—	—	(10,820)	—	(10,820)	193	(10,627)
Stock-based compensation	—	—	—	—	—	1,326	—	—	1,326	—	1,326
Issuance of common stock in connection with share-based plans	392	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(53)	—	—	—	—	(85)	—	—	(85)	—	(85)
Other comprehensive income	—	—	—	—	—	—	—	242	242	84	326
Repurchase of common stock	—	—	—	—	(3,332)	—	—	—	(3,332)	—	(3,332)
Balance at June 30, 2025	37,521	$3	1,343	$1	$(3,332)	$732,975	$(645,355)	$(3,165)	$81,127	$2,773	$83,900
Net (loss) income	—	—	—	—	—	—	(7,435)	—	(7,435)	9	(7,426)
Stock-based compensation	—	—	—	—	—	1,660	—	—	1,660	—	1,660
Issuance of common stock in connection with share-based plans	203	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(33)	—	—	—	—	(66)	—	—	(66)	—	(66)
Other comprehensive income (loss)	—	—	—	—	—	—	—	580	580	(69)	511
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,923)	(1,923)
Balance at September 30, 2025	37,691	$3	1,343	$1	$(3,332)	$734,569	$(652,790)	$(2,585)	$75,866	$790	$76,656

	For the Three and Nine Months Ended September 30, 2024
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	35,035	$3	1,368	$1	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net loss	—	—	—	—	—	(35,729)	—	(35,729)	(53)	(35,782)
Stock-based compensation	—	—	—	—	776	—	—	776	—	776
Issuance of common stock in connection with share-based plans	45	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(177)	(177)	(160)	(337)
Balance at March 31, 2024	35,079	$3	1,368	$1	$723,868	$(647,497)	$(2,677)	$73,698	$2,142	$75,840
Net (loss) income	—	—	—	—	—	(7,487)	—	(7,487)	127	(7,360)
Stock-based compensation	—	—	—	—	1,747	—	—	1,747	—	1,747
Issuance of common stock upon in connection with share-based plans	883	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(92)	—	—	—	(229)	—	—	(229)	—	(229)
Other comprehensive loss	—	—	—	—	—	—	(550)	(550)	(131)	(681)
Conversion of Class B common stock to Class A common stock	9	—	(9)	—	—	—	—	—	—	—
Balance at June 30, 2024	35,879	$3	1,359	$1	$725,386	$(654,984)	$(3,227)	$67,179	$2,138	$69,317
Net income	—	—	—	—	—	2,089	—	2,089	45	2,134
Stock-based compensation	—	—	—	—	1,739	—	—	1,739	—	1,739
Issuance of common stock in connection with share-based plans	258	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes and other	(22)	—	—	—	1	—	—	1	(63)	(62)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	480	—	—	—	1,399	—	—	1,399	—	1,399
Other comprehensive (loss) income	—	—	—	—	—	—	(727)	(727)	270	(457)
Conversion of Class B common stock to Class A common stock	15	—	(15)	—	—	—	—	—	—	—
Balance at September 30, 2024	36,610	$3	1,344	$1	$728,525	$(652,895)	$(3,954)	$71,680	$2,390	$74,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(30,514)	$(41,008)
Less: net loss from discontinued operations, net of tax	—	11,196
Net loss from continuing operations	(30,514)	(29,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,227	14,549
Unrealized gain foreign currency	(81)	(1,923)
Stock-based compensation	4,363	4,092
Change in fair value of warrants	(1,187)	582
Amortization of debt discount and deferred issuance costs	6,867	1,499
Deferred income tax	121	(462)
Provision for doubtful accounts	(254)	(355)
Gain on disposition of assets	—	(1,250)
Non-cash lease expense	13,511	13,528
Changes in operating assets and liabilities:
Accounts receivable	15,999	33,284
Prepaid expenses and other current assets and prepaid expenses and other assets	(10,655)	4,628
Accounts payable	4,118	(30,639)
Accrued compensation	(350)	1,140
Accrued expenses, other current liabilities, and other liabilities	(9,580)	4,181
Lease liabilities	(16,808)	(16,469)
Deferred revenue	5,204	(548)
Cash used in operating activities from continuing operations	(7,019)	(3,975)
Net cash used in operating activities from discontinued operations	—	(12,149)
Net cash used in operating activities	(7,019)	(16,124)

Investing activities:
Capital expenditures	(1,678)	(500)
Capitalization of internal-use software	(9,636)	(9,294)
Business combinations, net of cash acquired	(233)	—
Proceeds from sale of asset	300	350
Cash used in investing activities from continuing operations	(11,247)	(9,444)
Cash provided by investing activities from discontinued operations	—	108,575
Cash (used in) provided by investing activities	(11,247)	99,131

Financing activities:
Borrowings from Term Loan	43,975	—
Borrowings from film financing arrangements	5,342	—
Proceeds from co-financing arrangements for feature films	2,662	—
Payment on Convertible Notes	(30,000)	(31,233)
Payment of consent solicitation fees	(2,089)	—
Payment on Revolving Credit Facility	—	(33,837)
Payment of early termination fee for Revolving Credit Facility	—	(500)
Payment of Term Loan's debt issuance costs	(754)	—
Repurchase of common stock	(3,332)	—
Proceeds from exercise of stock options	16	1
Payment for shares withheld for employee taxes	(191)	(291)
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	(175)	660
Distributions to noncontrolling interests	(1,923)	—
Cash provided by (used in) financing activities	13,531	(65,200)
Effect of currency translation on cash and cash equivalents	379	279
Net (decrease) increase in cash and cash equivalents	(4,356)	18,086
Cash and cash equivalents at beginning of period	38,648	35,637
Cash and cash equivalents at end of period	$34,292	$53,723
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
Liquidity
The Company previously disclosed conditions that raised substantial doubt about its ability to continue as a going concern, which was due to the holders of the Notes having the ability to require the Company to repurchase all of the Notes then-outstanding, for cash, at any time on or after May 31, 2025. As disclosed in Note 8 herein, in May 2025, the Company secured a $40.0 million asset-backed term loan (as amended) and used a portion of the proceeds to repay, in full, the Notes. As a result of these efforts, and due to expected cash flows from operations over the next 12 months, the substantial doubt about the Company’s ability to continue as a going concern was resolved as of the date of issuance of these condensed consolidated financial statements (the “issuance date”).
As of and for the nine months ended September 30, 2025, the Company had unrestricted cash and cash equivalents of $34.3 million. However, the Company has a history of losses, and had an accumulated deficit of $652.8 million as of September 30, 2025. The Company has cash available on hand, and believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they become due within one year from the issuance date.
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
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the condensed consolidated statements of operations; and (iii) assets and liabilities are reported as held for sale in the condensed consolidated balance sheets in the period in which the business is classified as held for sale.
The Company concluded the assets of the Complex Networks business, excluding the First We Feast brand, met the criteria for classification for held for sale as of December 31, 2023. Additionally, the Company determined the ultimate disposal, which took place on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on the Company’s operations and financial results. Moreover, the Company concluded the assets of the First We Feast business met the criteria for classification for held for sale as of December 1, 2024. Additionally, the Company determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that had a major effect on our operations and financial results. As such, the results of Complex Networks and First We Feast are presented as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Refer to Note 18 herein for additional details.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on current accounts receivable and contract assets. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to improve the operability and application of guidance related to capitalized software development costs. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period; however, if adopted in an interim period, it must be applied from the beginning of the related annual reporting period. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
3. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advertising	$22,150	$24,804	$66,126	$68,936
Content	7,207	10,704	22,330	24,424
Commerce and other	16,960	20,060	40,276	40,332
Total	$46,317	$55,568	$128,732	$133,692

The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
United States	$43,771	$52,920	$119,589	$124,595
International	2,546	2,648	9,143	9,097
Total	$46,317	$55,568	$128,732	$133,692
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
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $4.8 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $6.3 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively. The amount of revenue recognized during the nine months ended September 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $0.5 million.
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

4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,291	$—	$—	$19,291
Total	$19,291	$—	$—	$19,291
Liabilities:
Other non-current liabilities:
Public Warrants	$586	$—	$—	$586
Private Placement Warrants	—	4	—	4
Total	$586	$4	$—	$590

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,345	$—	$—	$16,345
Total	$16,345	$—	$—	$16,345
Liabilities:
Other non-current liabilities:
Public Warrants	$1,765	$—	$—	$1,765
Private Placement Warrants	—	13	—	13
Total	$1,765	$13	$—	$1,778
The Company’s investments in money market funds are measured at amortized cost, which approximates fair value.
The Company’s warrant liability as of September 30, 2025 and December 31, 2024 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.06 and $0.18 as of September 30, 2025 and December 31, 2024, respectively.
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both September 30, 2025 and December 31, 2024.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Leasehold improvements	$48,652	$47,849
Furniture and fixtures	3,903	3,439
Computer equipment	1,863	2,554
Video equipment	352	369
Gross carrying value	54,770	54,211
Less: accumulated depreciation	(49,809)	(48,016)
Net carrying value	$4,961	$6,195
Depreciation totaled $0.6 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $3.3 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively, included in depreciation and amortization expense.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	September 30, 2025	December 31, 2024
Website and internal-use software	$100,271	$91,425
Less: accumulated amortization	(76,058)	(68,772)
Net carrying value	$24,213	$22,653
The Company capitalized $3.3 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, and $9.7 million and $9.3 million for the nine months ended September 30, 2025 and 2024, respectively, included in capitalized software costs, net. The Company amortized $2.6 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, and $8.0 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively, included in depreciation and amortization expense.

7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	September 30, 2025				December 31, 2024
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks and Trade Names	10	14,000	4,317	9,683	11	14,000	3,617	10,383
Trademarks and Trade Names	Indefinite	1,368	—	1,368	Indefinite	1,368	—	1,368
Customer Relationships	3	887	164	723	0	—	—	—
Total		$16,255	$4,481	$11,774		$15,368	$3,617	$11,751
Amortization expense associated with intangible assets for the three months ended September 30, 2025 and 2024 was $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $0.9 million and $0.9 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of September 30, 2025 is as follows (in thousands):

Remainder of 2025	$307
2026	1,229
2027	1,229
2028	991
2029	933
Thereafter	5,717
Total	$10,406
In March 2025, the Company completed an acquisition of the assets and liabilities of a small private company that focuses on producing custom content. The Company paid $0.3 million in cash, and identified $0.5 million of contingent consideration. In connection with this acquisition, the Company recorded an intangible asset (customer relationships) of $0.9 million, with a 3-year estimated economic useful life. The fair value of this intangible asset was estimated using Level 3 inputs. The remaining acquired assets and liabilities were immaterial working capital balances, and no goodwill was recorded in connection with this acquisition. This acquisition contributed approximately $0.8 million and $2.3 million of revenue, and did not have a material impact to the Company’s net (loss) income from continuing operations, for the three and nine months ended September 30, 2025, respectively.
On June 26, 2025 (the “Acquisition Date”), BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. The Company determined that Girls Like Girls Film Inc. was a variable interest entity that did not meet the definition of a business as substantially all of the fair value of the assets acquired were concentrated in a single group of similar assets (i.e., capitalized production costs). The Company consolidated Girls Like Girls Film Inc. on the Acquisition Date. The Company did not record any intangible assets, goodwill, or any material gain or loss from this acquisition. The estimated fair value of the assets acquired was approximately $4.8 million, and the estimated fair value of the liabilities assumed was approximately $4.8 million (refer to Note 8 herein for additional details). There was no material purchase price as the Company waived a $0.1 million executive producer fee as purchase consideration. This acquisition contributed approximately $4.1 million of revenue, and did not have a material impact to the Company’s net (loss) income from continuing operations, for the nine months ended September 30, 2025.
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of September 30, 2025, the Company had $43.3 million of goodwill recorded on its condensed consolidated balance sheets. The Company concluded there were no impairment triggering events as of, and for, the three and nine months ended September 30, 2025.

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
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of September 30, 2025. Additionally, during the first quarter of 2025, the Company entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the Company’s landlord for its new corporate headquarters, and remains outstanding as of September 30, 2025. Refer to Note 13 herein for additional details with respect to this new lease.
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
On June 3, 2025, the Company redeemed all of the remaining Notes for approximately $30.9 million, consisting of $29.7 million of principal and $1.2 million of accrued interest. The Indenture has been satisfied and discharged in full, except for those provisions that expressly survive as provided in Section 3.01 of the Indenture, including without limitation, Section 7.06 of the Indenture. The Company recorded a loss on early extinguishment of debt of approximately $5.5 million for the nine months ended September 30, 2025, which was recorded within other expense (income), net.
Interest expense on the Notes was recognized at an effective interest rate of approximately 23% and totaled $1.5 million for the three months ended September 30, 2024, and $2.1 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively, of which amortization of the debt discount and issuance costs comprised $0.5 million for the three months ended September 30, 2024, and $1.0 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. The effective interest rate of approximately 23% was remeasured in connection with the aforementioned modification accounting in the first quarter of 2025, and assumed a maturity date of December 3, 2026.
The net carrying amount of the Notes as of September 30, 2025 and December 31, 2024 was:

	September 30, 2025	December 31, 2024
Principal outstanding	$—	$30,000
Unamortized debt discount and issuance costs	—	(4,482)
Net carrying value	$—	$25,518
The fair value of the Notes as of December 31, 2024 approximated the face value (principal amount outstanding) and was estimated using Level 3 inputs.
Term Loan
On May 23, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through February 20, 2026, as discussed below, $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. The Company borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5% (the interest rate was approximately 11% at September 30, 2025). The Company is required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of its outstanding standby letters of credit. The Term Loan is guaranteed by certain of the Company’s domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all assets of the Company and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, the Company must maintain minimum liquidity of $5.0 million. No other financial maintenance covenants are applicable, and the Company was in compliance with the aforementioned covenant as of September 30, 2025.
On August 25, 2025, the Company entered into the Amendment No. 2 to Credit Agreement (the “Second Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Second Amended Credit Agreement, the “Credit Agreement”), which provided for an incremental loan commitment of $5.0 million, which is required to be repaid in full on February 20, 2026. The Second Amended Credit Agreement also provides for a permitted overadvance of $25.0 million from August 25, 2025, through February 20, 2026. The Company borrowed the incremental $5.0 million on August 25, 2025, and $45.0 million aggregate principal amount of indebtedness remains outstanding as of September 30, 2025. As a result of the aforementioned modification, the Company determined the modified debt terms were not substantially different from the original debt terms and applied modification accounting. The Company incurred debt discount / issuance fees paid to the creditor of approximately $0.2 million associated with this modification.
The Credit Agreement, as amended, also contains customary representations and warranties, events of default, financial reporting requirements, and affirmative and negative covenants, including restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt or liens, make acquisitions, make investments, pay dividends or buy back capital stock, dispose of assets or enter into transactions with affiliates, subject in each case to exceptions. The Company may prepay the Term Loan in whole or in part at any time after May 23, 2026 upon at least one business day’s notice together with accrued interest and a prepayment premium on the amount repaid equal to 2.5% until the second anniversary of the closing date and 1.0% thereafter.
Total debt discount / issuance costs related to the Term Loan totaled $2.5 million, and the unamortized amounts will be amortized to interest expense using the effective interest method over the contractual term.
Interest expense on the Term Loan is recognized at an effective interest rate of approximately 14% and totaled $1.4 million and $1.9 million for the three and nine months ended September 30, 2025, of which amortization of the debt discount and issuance costs comprised $0.2 million and $0.3 million for the three and nine months ended September 30, 2025.
The net carrying amount of the Loan as of September 30, 2025 was:

	September 30, 2025	December 31, 2024
Principal outstanding	$45,000	$—
Unamortized debt discount and issuance costs	(2,121)	—
Net carrying value	$42,879	$—
$19.1 million of the net carrying value of the Term Loan was classified as current debt and the remaining $23.8 million was classified as non-current debt within the condensed consolidated balance sheets as of September 30, 2025. The estimated fair value of the Term Loan approximates the carrying value because the variable interest rate approximates current market rates.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million) (the “Girls Like Girls’ Indebtedness”), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million is due when Girls Like Girls Film Inc. receives expected production tax credits. $3.6 million was repaid in September 2025, and the remaining repayment dates are currently unknown, but are expected to occur within the next 12 months. Included in the Girls Like Girls’ Indebtedness is an interest reserve of $0.3 million used to satisfy interest expense. The Girls Like Girls’ Indebtedness bears an interest rate of the Royal Bank Prime rate as published by the Royal Bank of Canada, plus an applicable margin of 1.25% (the implied interest rate was approximately 6% as of September 30, 2025). The Company did not incur any incremental interest expense apart from the aforementioned interest reserve during the three or nine months ended September 30, 2025.
Girls Like Girls Film Inc. also has available to it a $0.4 million (CAD $0.6 million) foreign exchange line of credit, of which there is no amount currently outstanding.
The Girls Like Girls’ Indebtedness contains customary financial reporting requirements and affirmative and negative covenants, including covenants that, among other things, restrict the cost of production exceeding 105% of the reported budget and prohibit the disposal of assets or entrance into any business combination without prior consent (the Company was in compliance with the covenants as of September 30, 2025). The entire $1.2 million aggregate principal amount of the Girls Like Girls’ Indebtedness is classified as current debt within the condensed consolidated balance sheet as of September 30, 2025.

Film Financing Arrangements
The Company, through indirectly held subsidiaries, enters into various film financing arrangements in order to cash flow feature films in various phases of production. These arrangements commonly utilize both short-term and long-term debt instruments, including both general credit facilities as well as financing secured by anticipated future cash flows, such as expected production tax credits or the value of current and prospective contractual arrangements with third parties. The lenders of these film financing arrangements often have a first priority lien in all of the aforementioned indirectly held subsidiaries’ assets until all outstanding indebtedness is repaid. Furthermore, these film financing arrangements are often funded in installments over time, and often require repayment in installments or tranches. Interest and other fees are often fixed, unless in the event of default. Some of these arrangements require funds to be remitted directly to the lenders from tax authorities or the Company’s customers.
To the extent that there are material debt discount / issuance costs associated with these arrangements, such costs are amortized to capitalized film costs (included in prepaid and other assets within the condensed consolidated balance sheets) using the effective interest method over the contractual term.
A summary of these film financing arrangements outstanding as of September 30, 2025 is as follows (dollars in thousands):

Film Financing Arrangement	Principal Outstanding	Carrying Value	Maturity Dates(1)	Capitalized Interest Costs(2)	Total Capitalized Debt Discount / Issuance Costs	Remaining Capitalized Debt Discount / Issuance Costs
2X Blind Partners, Inc.	$4,999	$4,733	Ranging from March 2026 through September 2026	$495	$671	$482
Adulting, Inc.	1,144	1,144	Ranging from October 2025 through February 2029	$202	None	None
Gloria De Film, Inc.	420	420	July 31, 2027	$70	None	None
Total	$6,563	$6,297		$767	$671	$482
_______________________________
(1)The maturity dates for 2X Blind Partners, Inc. are as follows: $2.6 million on March 16, 2026, $2.4 million on August 16, 2026, $0.2 million on September 14, 2026, and $0.2 million on September 17, 2026. For 2X Blind Partners, Inc., as of September 30, 2025, there was an additional $0.3 million of indebtedness available, but not yet incurred. The maturity dates for Adulting, Inc. are as follows: $0.2 million on October 2, 2025, $0.2 million on January 30, 2026, $0.1 million on February 14, 2026, $0.9 million on May 1, 2026, $0.2 million on September 17, 2026, and the remaining $0.1 million between May 15, 2028 and February 15, 2029. For Adulting, Inc., as of September 30, 2025, there was an additional $0.5 million of indebtedness available, but not yet incurred.

(2)Interest is fixed, unless in the event of default.
As of September 30, 2025, the carrying value of short-term debt and long-term debt associated with film financing arrangements totaled $5.8 million and $0.5 million, respectively. The amortization of debt discount / issuance costs associated with these arrangements totaled $0.2 million for the three and nine months ended September 30, 2025, and there was no incremental interest expense other than the fixed interest amounts noted above, which are included as capitalized film costs as of September 30, 2025.
Future Principal Payments of Long-Term Debt
As of September 30, 2025, future principal payments of long-term debt outstanding were as follows:

Year	Amount
2025	$—
2026	—
2027	420
2028	25,039
2029	13
Total	$25,472
Weighted-Average Interest Rate on Short-Term Borrowings
As at September 30, 2025, the weighted average interest rate on short-term borrowings was approximately 11%.
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional or other special rights, if any, of each such series and any qualifications, limitations or restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of September 30, 2025 or December 31, 2024.
Repurchase of Common Stock
On May 23, 2025, the Company entered into a share repurchase agreement with New Enterprise Associates 13, L.P., then a holder of the Company’s outstanding Class A common stock, providing for the Company to repurchase 1.8 million shares of its Class A common stock, par value of $0.0001 per share, in a privately negotiated transaction, at a purchase price of $1.82 per share, for an aggregate purchase price of approximately $3.3 million. The repurchase was approved by the Company’s board of directors, and this repurchase of common stock took place on May 23, 2025. This transaction resulted in the repurchased 1.8 million shares of the Company’s Class A common stock being classified as treasury stock, which was recorded at cost, within the Company’s condensed consolidated balance sheet as of September 30, 2025, as the Company does not have any current formal or constructive plans to retire the shares.

Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,882	$2.95	9.24	$3,263
Granted	—	—	—	—
Exercised	(7)	2.38	—	—
Forfeited	(439)	2.20	—	—
Expired	(75)	16.55	—	—
Balance as of September 30, 2025	6,361	$2.85	8.34	$—
Expected to vest at September 30, 2025	6,361	$2.85	8.34	$—
Exercisable at September 30, 2025	2,790	$3.66	7.98	$—
As of September 30, 2025, the total share-based compensation costs not yet recognized related to unvested stock options was $4.8 million, which is expected to be recognized over the weighted-average remaining requisite service period of 0.8 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2024	1,103	$1.97
Granted	2,945	2.01
Vested	(753)	2.21
Forfeited	(71)	2.13
Outstanding as of September 30, 2025	3,224	$1.94
As of September 30, 2025, there were approximately $5.2 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization	$380	$398	$966	$911
Sales and marketing	229	186	535	353
General and administrative	880	971	2,446	2,518
Research and development	171	135	416	310
Total	$1,660	$1,690	$4,363	$4,092
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which the Company was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of September 30, 2025, the Company had sold, in the aggregate, 1,153,345 shares of its Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes.
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
For the three and nine months ended September 30, 2025 and 2024, net (loss) income per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.

The table below presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income from continuing operations	$(7,426)	$2,512	$(30,514)	$(29,812)
Net loss from discontinued operations, net of tax	—	(378)	—	(11,196)
Less: net income attributable to noncontrolling interests	9	45	412	119
Net (loss) income attributable to holders of Class A and Class B common stock	$(7,435)	$2,089	$(30,926)	$(41,127)

Amounts attributable to BuzzFeed, Inc. for net (loss) income per common share, basic and diluted:
Net (loss) income from continuing operations	(7,435)	2,467	(30,926)	(29,931)
Net loss from discontinued operations, net of tax	—	(378)	—	(11,196)
Net (loss) income attributable to BuzzFeed, Inc.	$(7,435)	$2,089	$(30,926)	$(41,127)

Denominator:
Weighted average common shares outstanding, basic	37,212	37,949	37,986	37,181
Weighted average common shares outstanding, diluted	37,212	38,608	37,986	37,181

Net (loss) income per common share, basic:
Continuing operations	$(0.20)	$0.07	$(0.81)	$(0.81)
Discontinued operations	—	(0.01)	—	(0.30)
Net (loss) income per common share, basic, attributable to BuzzFeed, Inc.[1]	$(0.20)	$0.06	$(0.81)	$(1.11)

Net (loss) income per common share, diluted
Continuing operations	$(0.20)	$0.06	$(0.81)	$(0.81)
Discontinued operations	—	(0.01)	—	(0.30)
Net (loss) income per common share, diluted, attributable to BuzzFeed, Inc.[1]	$(0.20)	$0.05	$(0.81)	$(1.11)
_________________________________
(1)Net (loss) income per share information is presented on a rounded basis using actual amounts. Minor differences in totals may exist due to rounding.
The numerator for net (loss) income per basic and diluted common share from continuing operations excludes the impact of net income attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted (loss) income per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	6,361	7,288	6,361	7,288
Restricted stock units	3,224	—	3,224	1,498
Warrants	2,469	2,469	2,469	2,469

11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax (benefit) provision	$(346)	$(110)	$67	$396
Effective tax rate	4.5%	(4.6)%	(0.2)%	(1.3)%
For the three and nine months ended September 30, 2025 and 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis and the discrete impact of finalization of Canadian and federal tax return filings.
On July 4, 2025, H.R.1, commonly referred to as the “One Big Beautiful Bill Act,” was signed into law. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The impact of these law changes did not have a material impact on the Company’s condensed consolidated financial statements.
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The major jurisdictions in which the Company is subject to potential examination by tax authorities are the U.S., the United Kingdom, Japan, and Canada.
12. Restructuring Costs
In August 2025, the Company announced plans to reduce its then-current workforce by approximately 6%. The reduction in workforce plan was intended to reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results. The Company incurred approximately $1.6 million of restructuring costs for the three and nine months ended September 30, 2025, comprised mainly of severance and related benefits costs, of which $1.0 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, and $0.2 million were included general and administrative.
In February 2025, the Company announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. The Company incurred approximately $1.9 million of restructuring costs for the nine months ended September 30, 2025, comprised mainly of severance and related benefits costs, all of which were included in cost of revenue, excluding depreciation and amortization.
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
In March 2025, the Company entered into a 130-month lease agreement for a new corporate headquarters located in New York, New York, which commenced on June 16, 2025 (i.e., the “Commencement Date”). The lease contains one 5-year renewal option and an early termination option after 6 years of the rent commencement date (i.e., December 16, 2025 is the rent commencement date). Upon the Commencement Date, based on various economic and market-based factors, the Company concluded it is reasonably certain to exercise the early termination option, and therefore the lease term was determined to be 6 years, 6 months (i.e., the lease term was determined to be June 16, 2025 through December 15, 2031). The undiscounted lease payments range from approximately $0.2 million to $0.3 million per month throughout the contractual term of the lease (approximately $0.2 million per month throughout the term determined for accounting purposes). Variable lease expenses are not material, and include the Company’s proportionate share of operating expenses, property taxes, and insurance. The Company determined this lease was an operating lease, and recorded a right-of-use asset and a noncurrent lease liability of $11.7 million and $11.5 million, respectively, upon commencement. The lease did not provide an implicit rate, and therefore the Company used its incremental borrowing rate, which was based on the term of the lease, the economic environment of the lease, and reflects the cost the Company would have had to pay to borrow on a secured basis.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.

The following illustrates the lease costs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$4,954	$6,041	$16,749	$18,334
Sublease income	(3,836)	(4,410)	(12,802)	(12,932)
Total lease cost	$1,118	$1,631	$3,947	$5,402
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statements of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	September 30, 2025	December 31, 2024
Assets
Right-of-use assets	$26,956	$28,562

Liabilities
Current lease liabilities	$15,851	$22,084
Noncurrent lease liabilities	16,298	15,138
Total lease liabilities	$32,149	$37,222
Other information related to leases was as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$19,943	$21,183
Right-of-use assets obtained in exchange for operating lease obligations	11,747	—

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	3.2	1.8
Weighted average discount rate	12.8%	14.0%

Maturities of lease liabilities as of September 30, 2025 were as follows:

Year	Operating Leases
Remainder of 2025	$5,641
2026	15,006
2027	4,762
2028	3,209
2029	2,955
Thereafter	8,454
Total lease payments	40,027
Less: imputed interest	(7,878)
Total	$32,149
Sublease receipts to be received in the future under noncancelable subleases as of September 30, 2025 were as follows:

Year	Amount
Remainder of 2025	$3,836
2026	4,692
Thereafter	—
Total	$8,528
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
The Company settled or resolved certain legal matters during the three and nine months ended September 30, 2025 and 2024 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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
Information about the Company’s types of products and services from which it derives its revenues, as well as the accounting policies of the Company’s single operating and reportable segment, are the same as those described in the summary of significant accounting policies (refer to Note 2 herein for additional details). The CODM assesses performance based on net (loss) income from continuing operations as reported on the condensed consolidated statements of operations for purposes of deciding how to direct resources. The CODM does not review segment assets at a different asset level or category than those reported on the condensed consolidated balance sheets.
From a significant segment expense perspective, the CODM receives and uses a more bifurcated view of total cost of revenue (excluding depreciation and amortization), as outlined in the table below. Variable cost of revenue represents amounts related to web hosting, advertising serving platform costs, amounts due to third party websites and platforms to fulfill customers’ advertising campaigns, and production costs paid to third parties. Fixed cost of revenue primarily represents compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Variable cost of revenue	$14,189	$12,747	$33,589	$25,559
Fixed cost of revenue	15,393	15,531	47,472	51,591
Total cost of revenue, excluding depreciation and amortization	$29,582	$28,278	$81,061	$77,150

    All other significant segment expenses and other significant segment items that comprise consolidated net (loss) income from continuing operations and are regularly provided to the CODM are consistent with what is presented on the condensed consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, other (expense) income, net, interest expense, net, change in fair value of warrant liabilities, and income tax (benefit) provision, were $24.2 million and $24.8 million for the three months ended September 30, 2025 and 2024, respectively, and $78.2 million and $86.4 million for the nine months ended September 30, 2025 and 2024, respectively.
16. Supplemental Disclosures
Film Costs
Film costs, which were included in prepaid and other assets on the condensed consolidated balance sheets, were as follows:

	September 30, 2025	December 31, 2024
Individual Monetization:
Feature films in production	$9,701	$—
Completed feature films, less amortization	1,712	1,712
Total	$11,413	$1,712
The Company had no material amortization of film costs for the three months ended September 30, 2025 and amortized $3.9 million of film costs for the nine months ended September 30, 2025. The Company had no material amortization of film costs for the three and nine months ended September 30, 2024. Film cost amortization is included in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations.
The Company enters into co-financing arrangements with third parties to jointly finance or distribute certain of its film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. The Company accounts for the proceeds received from the investor under these arrangements as a reduction of its capitalized film costs (approximately $2.9 million as of September 30, 2025) and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in cost of revenue, excluding depreciation and amortization in the condensed consolidated statements of operations. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $0.3 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively. Production tax incentives resulted in a reduction of cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations of approximately $0.9 million for the nine months ended September 30, 2025. The Company had receivables related to production tax credits of $1.8 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively, included in prepaid and other current assets in our condensed consolidated balance sheets.
Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
	2025	2024
Cash paid for income taxes, net	$543	$77
Cash paid for interest	3,036	6,750
Non-cash investing and financing activities:
Debt assumed for acquisition of Girls Like Girls Film Inc.	4,790	—
Debt repaid against Girls Like Girls Film Inc. Indebtedness	3,600	—
Non-cash consideration from film financing arrangements	956	—
Non-cash consideration from co-financing arrangements for feature films	208	—
Accrued debt issuance costs	640	—
Accrued deferred offering costs	67	83
Accounts payable and accrued expenses related to property and equipment	460	217
Non-cash contingent consideration for business combination	481	—
17. Other (Expense) Income, net
Other (expense) income, net consisted of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Exchange (loss) gain	$(582)	$1,654	$536	$1,642
Other expense	(102)	(30)	(465)	(692)
Other income	105	602	1,100	1,638
Loss on extinguishment of debt	—	—	(5,532)	—
Gain on disposition of assets	—	—	—	1,250
Total	$(579)	$2,226	$(4,361)	$3,838
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

Therefore, the historical results of Complex Networks are classified as discontinued operations for the three and nine months ended September 30, 2024.
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
In connection with the Complex Disposition, the Company was required to (i) repurchase approximately $30.9 million of Notes, and (ii) repay approximately $33.8 million outstanding under the Revolving Credit Facility, plus accrued and unpaid interest of $0.7 million (such amounts were repurchased / repaid shortly after the Complex Disposition; refer to note 8 herein for additional details). The Company terminated the Revolving Credit Facility, except for the $15.5 million in letters of credit then-outstanding. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Complex Disposition on February 21, 2024. Additionally, on February 28, 2024, the Indenture was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
All historical interest expense associated with the Revolving Credit Facility and 20.6% of the historical interest expense associated with the Notes were allocated to the discontinued operations of the Complex Disposition.
Details of net income (loss) from discontinued operations, net of tax, were as follows (for the Complex Disposition):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Revenue	$—	$2,115
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	—	3,500
Sales and marketing	—	1,046
General and administrative	—	225
Research and development	—	344
Total costs and expenses	—	5,115
Loss from discontinued operations	—	(3,000)
Loss on partial debt extinguishment	—	(4,919)
Gain on remeasurement of classification to held for sale	—	854
Other expense, net	—	(292)
Interest expense, net	—	(1,230)
Loss from discontinued operations before income taxes	—	(8,587)
Income tax (benefit) provision	(166)	1,337
Net income (loss) from discontinued operations, net of tax	$166	$(9,924)
Financial results of Complex Networks for the three and nine months ended September 30, 2024 are through the date of the Complex Disposition, February 21, 2024, except for the income tax adjustments described below. Allocated general corporate overhead costs do not meet the criteria to be presented within net income (loss) from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the three months ended September 30, 2024, there was tax benefit related to discontinued operations as a result of refinement to state taxes based on the finalization of its U.S. tax return filings, which generated additional state net operating loss carryforwards. For the nine months ended September 30, 2024, there was tax expense related to discontinued operations as a result of non-deductible permanent differences and state taxes related to the Complex Disposition, offset with release in valuation allowance and excess tax benefits related to foreign derived intangible income (i.e., FDII).

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
First We Feast Disposition
As of December 1, 2024, the Company determined the assets and liabilities (disposal group) of First We Feast met the criteria for classification as held for sale. The Company sold First We Feast to finalize its strategy to refocus its business around higher-margin revenue streams such as programmatic advertising and affiliate commerce, as well as tech-led initiatives. As such, the Company determined the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of First We Feast are classified as discontinued operations for the three and nine months ended September 30, 2024.
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
Details of net loss from discontinued operations, net of tax, were as follows (for the First We Feast Disposition):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Revenue	$8,752	$22,315
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	5,419	12,611
Sales and marketing	925	2,462
Depreciation and amortization	402	1,206
Total costs and expenses	6,746	16,279
Income from discontinued operations	2,006	6,036
Interest expense, net	(2,550)	(7,308)
Loss from discontinued operations before income taxes	(544)	(1,272)
Income tax provision	—	—
Net loss from discontinued operations, net of tax	$(544)	$(1,272)
Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above. 63.6% of the historical interest expense associated with the Notes was allocated to the discontinued operation of First We Feast.
For the three and nine months ended September 30, 2024, there was no income tax provision in First We Feast’s discontinued operations as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
The Company had continuing involvement with the Purchaser through a transition services agreement, pursuant to which the Company and the Purchaser provided certain services to each other for a period of time following the First We Feast Disposition (specifically for an initial term from December 12, 2024 through June 11, 2025). For the nine months ended September 30, 2025, the Company collected a total of $0.6 million pursuant to the transition services agreement. Additionally, the Company and the Purchaser entered into space sharing licensing agreements pursuant to which the Purchaser licensed the use of certain office space within the Company’s offices in New York, New York, and Los Angeles, California, for $0.1 million per month through May 31, 2025.
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty, and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who supported the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of September 30, 2025), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.7 million has been received as of September 30, 2025). BringMe did not have a material impact on the Company’s net (loss) income for any period presented herein.

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
As of December 31, 2023, we determined that the assets of Complex Networks (as defined below), excluding the First We Feast brand, met the criteria for classification as held for sale. Additionally, we concluded the ultimate disposal, which occurred on February 21, 2024 (i.e., the “Complex Disposition”), represented a strategic shift that had a major effect on our operations and financial results. Moreover, we concluded the assets of the First We Feast business met the criteria for classification as held for sale as of December 1, 2024. We determined the ultimate disposal, which took place on December 11, 2024 (i.e., the “First We Feast Disposition”), represented a strategic shift that had a major effect on our operations and final results. As such, the historical financial results of Complex Networks and First We Feast have been reflected as discontinued operations in our condensed consolidated financial statements for the three and nine months ended September 30, 2024. Refer to Note 18 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
Restructuring
In August 2025, we announced plans to reduce expenses by implementing an approximately 6% reduction in our then-current workforce. The reduction in workforce plan was intended to reduce operating expenses by further aligning its cost structure to focus on areas we believe are more likely to generate the best long-term results. We incurred approximately $1.6 million of restructuring costs for the three and nine months ended September 30, 2025, comprised mainly of severance and related benefits costs, of which $1.0 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, and $0.2 million were included in general and administrative.
In February 2025, we announced plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. We incurred approximately $1.9 million of restructuring costs for the nine months ended September 30, 2025, comprised mainly of severance and related benefits costs, all of which were included in cost of revenue, excluding depreciation and amortization.
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

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP
Total revenue	$46,317	$55,568	$128,732	$133,692
(Loss) income from continuing operations	(5,986)	1,573	(23,194)	(27,484)
Net (loss) income from continuing operations	(7,426)	2,512	(30,514)	(29,812)
Non-GAAP
Adjusted EBITDA(1)	$753	$8,055	$(3,157)	$(5,481)
Non-Financial
Time Spent(2)	68,483	80,325	206,205	218,630
_________________________________
(1)See “Reconciliation from net (loss) income from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S (“ U.S. GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three and nine months ended September 30, 2025, Time Spent decreased by 15% and 6%, respectively, largely due to the comparison against increased Time Spent during the three months ended September 30, 2024, resulting from increased engagement from election coverage.
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

The following table sets forth certain operating metrics for our branded content revenue for the three months ended September 30, 2025 and 2024 (on a trailing 12-month basis):

	September 30,
	2025	2024
Net branded content advertiser revenue retention(1)	39%	53%
Branded content advertisers(2)	>20	>25
Net average branded content advertiser revenue(3)	$0.5	$0.9
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
Results of Operations:
Comparison of results for the three and nine months ended September 30, 2025 and 2024
The following tables set forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$46,317	$55,568	$128,732	$133,692
Costs and expenses
Cost of revenue, excluding depreciation and amortization	29,582	28,278	81,061	77,150
Sales and marketing	3,944	3,829	12,444	15,946
General and administrative	12,732	14,698	37,778	44,999
Research and development	2,527	2,581	8,416	8,532
Depreciation and amortization	3,518	4,609	12,227	14,549
Total costs and expenses	52,303	53,995	151,926	161,176
(Loss) income from continuing operations	(5,986)	1,573	(23,194)	(27,484)
Other (expense) income, net	(579)	2,226	(4,361)	3,838
Interest expense, net	(1,412)	(1,484)	(4,079)	(5,188)
Change in fair value of warrant liabilities	205	87	1,187	(582)
(Loss) income from continuing operations before income taxes	(7,772)	2,402	(30,447)	(29,416)
Income tax (benefit) provision	(346)	(110)	67	396
Net (loss) income from continuing operations	(7,426)	2,512	(30,514)	(29,812)
Net loss from discontinued operations, net of tax	—	(378)	—	(11,196)
Net (loss) income	(7,426)	2,134	(30,514)	(41,008)
Less: net income attributable to noncontrolling interests	9	45	412	119
Net (loss) income attributable to BuzzFeed, Inc.	$(7,435)	$2,089	$(30,926)	$(41,127)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization	$380	$398	$966	$911
Sales and marketing	229	186	535	353
General and administrative	880	971	2,446	2,518
Research and development	171	135	416	310
Total	$1,660	$1,690	$4,363	$4,092

The following table sets forth our condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	64%	51%	63%	58%
Sales and marketing	9%	7%	10%	12%
General and administrative	27%	26%	29%	34%
Research and development	5%	5%	7%	6%
Depreciation and amortization	8%	8%	9%	11%
Total costs and expenses	113%	97%	118%	121%
(Loss) income from continuing operations	(13)%	3%	(18)%	(21)%
Other (expense) income, net	(1)%	4%	(3)%	3%
Interest expense, net	(3)%	(3)%	(3)%	(4)%
Change in fair value of warrant liabilities	—%	—%	1%	—%
(Loss) income from continuing operations before income taxes	(17)%	4%	(23)%	(22)%
Income tax (benefit) provision	(1)%	—%	—%	—%
Net (loss) income from continuing operations	(16)%	4%	(23)%	(22)%
Net loss from discontinued operations, net of tax	—%	(1)%	—%	(8)%
Net (loss) income	(16)%	3%	(23)%	(30)%
Less: net income attributable to noncontrolling interests	—%	—%	—%	—%
Net (loss) income attributable to BuzzFeed, Inc.	(16)%	3%	(23)%	(30)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Advertising	$22,150	$24,804	(11)%	$66,126	$68,936	(4)%
Content	7,207	10,704	(33)%	22,330	24,424	(9)%
Commerce and other	16,960	20,060	(15)%	40,276	40,332	—%
Total revenue	$46,317	$55,568	(17)%	$128,732	$133,692	(4)%
Advertising revenue decreased by $2.7 million, or 11%, for the three months ended September 30, 2025, driven by a $2.9 million decline in direct sold advertising products, partially offset by a $0.2 million increase in programmatic advertising revenue. For the three months ended September 30, 2025 and 2024, direct sold advertising revenue was $5.1 million and $8.0 million, respectively, and programmatic advertising revenue was $17.0 million and $16.8 million, respectively. The decline in direct sold advertising revenue reflects broader macroeconomic headwinds, reduced advertiser demand, and a shift in our strategy to focus more on programmatic advertising.
Advertising revenue decreased by $2.8 million, or 4%, for the nine months ended September 30, 2025, due to a $7.2 million decline in direct sold advertising products, partially offset by a $4.4 million increase in programmatic advertising revenue. For the nine months ended September 30, 2025 and 2024, direct sold advertising was $14.9 million and $22.1 million, respectively, and programmatic advertising was $51.2 million and $46.8 million, respectively.
Content revenue decreased by $3.5 million, or 33%, for the three months ended September 30, 2025, driven by a $2.6 million decrease in direct sold content revenue and a $0.9 million decline in studio revenue. For the three months ended September 30, 2025 and 2024, direct sold content revenue was $5.9 million and $8.5 million, respectively, and studio revenue was $1.3 million and $2.2 million, respectively. The decline in direct sold content revenue was primarily driven by a decrease in the number of branded content customers and reduced advertiser demand. The decrease in studio revenue primarily reflects the timing of custom content campaigns.
Content revenue decreased by $2.1 million, or 9%, for the nine months ended September 30, 2025, driven by a $6.8 million decrease in direct sold content revenue, partially offset by a $4.7 million increase in studio revenue attributable to the timing of revenue recognition with respect to delivery and release of feature films. For the nine months ended September 30, 2025 and 2024, direct sold content revenue was $13.5 million and $20.3 million, respectively, and studio revenue was $8.8 million and $4.1 million, respectively.
Commerce and other decreased by $3.1 million, or 15%, for the three months ended September 30, 2025, driven by a $2.8 million decrease in affiliate commerce revenue and a $0.3 million decline in other revenue. For the three months ended September 30, 2025 and 2024, affiliate commerce revenue was $16.8 million and $19.6 million, respectively, and other revenue, such as product licensing, was $0.2 million and $0.5 million, respectively. The decline in affiliate commerce revenue reflects less supplemental bonuses from our affiliate partners relative to the year-ago period.
Commerce and other decreased by $0.1 million, or —%, for the nine months ended September 30, 2025, driven by a $0.7 million decline in other revenue, such as product licensing, partially offset by a $0.6 million increase in affiliate commerce revenue. For the nine months ended September 30, 2025 and 2024, other revenue was $0.8 million and $1.5 million, respectively, and affiliate commerce revenue was $39.4 million and $38.8 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Cost of revenue, excluding depreciation and amortization	$29,582	$28,278	5%	$81,061	$77,150	5%
As a percentage of revenue	64%	51%		63%	58%
Cost of revenue, excluding depreciation and amortization, increased by $1.3 million, or 5%, for the three months ended September 30, 2025, driven by a $1.4 million increase in variable cost of revenue due to changes in the product mix, a $1.0 million increase in restructuring expenses, and a $0.3 million increase in consulting expenses, partially offset by a $1.4 million decrease in compensation, primarily reflecting our previous cost savings actions. In addition to changes in the product mix (for example, less direct sold advertising, direct sold content, and organic affiliate revenue during the current year), during the three months ended September 30, 2024, there was a large, high-margin, non-recurring content deal that was recognized and did not recur in the current three-month period, which resulted in a less favorable product mix.
Cost of revenue, excluding depreciation and amortization, increased by $3.9 million, or 5%, for the nine months ended September 30, 2025, driven by a $8.0 million increase in variable cost of revenue due to changes in the product mix, and a $1.7 million increase in restructuring expenses. These were partially offset by a $5.0 million decrease in compensation, largely reflecting our previous cost savings measures, and a $0.8 million decrease in content, software, and other expenses.
Sales and marketing:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Sales and marketing	$3,944	$3,829	3%	$12,444	$15,946	(22)%
As a percentage of revenue	9%	7%		10%	12%
Sales and marketing expenses increased by $0.1 million, or 3%, for the three months ended September 30, 2025, driven by a $0.4 million increase in restructuring expenses and a $0.1 million increase in consulting expenses, partially offset by a $0.4 million decrease in compensation and related expenses.
Sales and marketing expenses decreased by $3.5 million, or 22%, for the nine months ended September 30, 2025, driven by a $2.4 million decrease in compensation and related expenses primarily reflecting our previous cost savings actions and a $1.1 million decrease in restructuring expenses.
General and administrative:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
General and administrative	$12,732	$14,698	(13)%	$37,778	$44,999	(16)%
As a percentage of revenue	27%	26%		29%	34%
General and administrative expenses decreased by $2.0 million, or 13%, for the three months ended September 30, 2025, driven by a 1.2 million decrease in rent expense, a $0.4 million decrease in compensation expenses primarily reflecting our previous cost savings actions, and a $0.3 million decrease in insurance.
General and administrative expenses decreased by $7.2 million, or 16%, for the nine months ended September 30, 2025, driven by a $2.6 million decrease in compensation expenses primarily reflecting our previous cost savings actions, a $2.4 million decrease from a reversal of an accrual that we determined we are no longer liable for and is non-recurring in nature, and a $1.7 million decrease in rent expense.
Research and development:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Research and development	$2,527	$2,581	(2)%	$8,416	$8,532	(1)%
As a percentage of revenue	5%	5%		7%	6%
Research and development expenses decreased by $0.1 million, or 2%, for the three months ended September 30, 2025, and decreased by $0.1 million, or 1%, for the nine months ended September 30, 2025.
Depreciation and amortization:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Depreciation and amortization	$3,518	$4,609	(24)%	$12,227	$14,549	(16)%
As a percentage of revenue	8%	8%		9%	11%

For the three months ended September 30, 2025, depreciation and amortization expenses decreased by $1.1 million, or 24%, primarily driven by less depreciation associated with certain leasehold improvements which were fully depreciated during 2025.
For the nine months ended September 30, 2025, depreciation and amortization expenses decreased by $2.3 million, or 16%, primarily driven by less depreciation associated with certain leasehold improvements which were fully depreciated during 2025, and a decrease in amortization of capitalized software.
Other (expense) income, net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Other (expense) income, net	$(579)	$2,226	126%	$(4,361)	$3,838	NM
As a percentage of revenue	(1)%	4%		(3)%	3%
We recorded other expense, net of $0.6 million for the three months ended September 30, 2025, compared to other income, net of $2.2 million for the three months ended September 30, 2024. The change of $2.8 million was primarily driven by a $2.2 million decrease in exchange gain (primarily unrealized) and a $0.5 million decrease in other income (principally reflecting transition services’ income in 2024 from the purchaser of Complex Networks).
We recorded other expense, net of $4.4 million for the nine months ended September 30, 2025, compared to other income, net of $3.8 million for the nine months ended September 30, 2024. The change of $8.2 million was primarily driven by a $5.5 million increase in loss on extinguishment of debt, a $1.3 million decrease in gain on disposition of an asset, a $1.1 million decrease in exchange gain (primarily unrealized), and a $0.3 million decrease in other expense.
NM: percentage is not meaningful
Interest expense, net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Interest expense, net	$(1,412)	$(1,484)	(5)%	$(4,079)	$(5,188)	(21)%
As a percentage of revenue	(3)%	(3)%		(3)%	(4)%
Interest expense, net remained relatively flat for the three months ended September 30, 2025.
Interest expense, net decreased by $1.1 million, or 21%, for the nine months ended September 30, 2025, driven by less cumulative debt outstanding in 2025 relative to the year-ago period. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.

Change in fair value of warrant liabilities:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Change in fair value of warrant liabilities	$205	$87	136%	$1,187	$(582)	NM
As a percentage of revenue	—%	—%		1%	—%
For the three months ended September 30, 2025, we recorded a gain related to the change in fair value of warrant liabilities of $0.2 million compared to a gain of $0.1 million for the three months ended September 30, 2024.
We recorded a gain of $1.2 million on the change in fair value of warrant liabilities for the nine months ended September 30, 2025 compared to a loss of $0.6 million for the nine months ended September 30, 2024.
NM: percentage is not meaningful
Income tax (benefit) provision:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Income tax (benefit) provision	$(346)	$(110)	NM	$67	$396	(83)%
As a percentage of revenue	(1)%	—%		—%	—%
For the three and nine months ended September 30, 2025 and 2024, the Company’s effective tax rate on continuing operations differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and the discrete impact of finalization of Canadian and federal tax return filings.
On July 4, 2025, H.R.1, commonly referred to as the “One Big Beautiful Bill Act,” was signed into law. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. There was not a material impact of these law changes on our condensed consolidated financial statements.
NM: percentage is not meaningful

Net loss from discontinued operations, net of taxes:

The Complex Disposition and the First We Feast Disposition were finalized during 2024, and therefore there is no activity in the current year.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure, and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net (loss) income from continuing operations, excluding the impact of net income attributable to noncontrolling interests, income tax (benefit) provision, interest expense, net, other expense (income), net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, restructuring costs, transaction-related costs, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Adjusted EBITDA should not be considered a substitute for (loss) income from continuing operations, net (loss) income, or net (loss) income attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.
Reconciliation from net (loss) income from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income from continuing operations	$(7,426)	$2,512	$(30,514)	$(29,812)
Income tax (benefit) provision	(346)	(110)	67	396
Interest expense, net	1,412	1,484	4,079	5,188
Other expense (income), net	579	(2,226)	4,361	(3,838)
Depreciation and amortization	3,518	4,609	12,227	14,549
Stock-based compensation	1,660	1,690	4,363	4,092
Change in fair value of warrant liabilities	(205)	(87)	(1,187)	582
Restructuring(1)	1,561	—	3,447	3,179
Transaction-related costs(2)	—	183	—	183
Adjusted EBITDA	$753	$8,055	$(3,157)	$(5,481)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the three and nine months ended September 30, 2025 and 2024. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

(2)Reflects transaction-related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or contemplated transaction and include professional fees, integration expenses, and certain costs related to integrating and converging information technology systems.
Liquidity and Capital Resources
We previously disclosed conditions that raised substantial doubt about our ability to continue as a going concern, which was due to the holders of the Notes having the ability to require us to repurchase all of the Notes then-outstanding, for cash, at any time on or after May 31, 2025. As disclosed in Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, in May 2025, we secured a $40.0 million asset-backed term loan (as amended) and used a portion of the proceeds to repay, in full, the Notes. As a result of these efforts, and due to expected cash flows from operations over the next 12 months, the substantial doubt about our ability to continue as a going concern was resolved as of the date of issuance of the condensed consolidated financial statements (the “issuance date”).
As of and for the nine months ended September 30, 2025, we had unrestricted cash and cash equivalents of $34.3 million. However, we have a history of losses, and had an accumulated deficit of $652.8 million as of September 30, 2025. We have cash available on hand, and believe our existing capital resources will be sufficient to support our operations and meet our obligations as they become due within one year from the issuance date.
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
Revolving Credit Facility
On December 30, 2020, we entered into a three-year, $50.0 million, revolving loan and standby letter of credit facility agreement, which was amended and restated on on December 3, 2021, and further amended and restated on each of December 15, 2022, June 29, 2023, and September 26, 2023 (i.e., the Revolving Credit Facility). Among other things, the Revolving Credit Facility provided for the issuance of up to $15.5 million of standby letters of credit, which were issued during the three months ended March 31, 2021 in favor of certain of our landlords. We had no outstanding letters of credit under the Revolving Credit Facility at September 30, 2025 or December 31, 2024, as described below.
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
Standby Letters of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords, and remain outstanding as of September 30, 2025. Additionally, during the first quarter of 2025, we entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the landlord for our new corporate headquarters and remains outstanding as of September 30, 2025. Refer to Note 13 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
Term Loan
On May 23, 2025 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through February 20, 2026, as discussed below, $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. We borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5%. We are required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of our outstanding standby letters of credit. The Term Loan is guaranteed by certain of the our domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all of our assets and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, we must maintain minimum liquidity of $5.0 million. No other financial maintenance covenants are applicable, and we were in compliance with the aforementioned covenant as of September 30, 2025.
On August 25, 2025, we entered into the Amendment No. 2 to Credit Agreement (the “Second Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Second Amended Credit Agreement, the “Credit Agreement”), which provided for an incremental loan commitment of $5.0 million, which is required to be repaid in full on February 20, 2026. The Second Amended Credit Agreement also provides for a permitted overadvance of $25.0 million from August 25, 2025, through February 20, 2026. We borrowed the incremental $5.0 million on August 25, 2025, and $45.0 million aggregate principal amount of indebtedness remains outstanding as of September 30, 2025.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of ours, acquired a majority stock interest in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million is due when Girls Like Girls Film Inc. receives expected production tax credits. $3.6 million was repaid in September 2025, and the remaining repayment dates are currently unknown, but are expected to occur within the next 12 months. Girls Like Girls Film Inc. also has available to it a $0.4 million (CAD $0.6 million) foreign exchange line of credit, of which there is no amount currently outstanding. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Film Financing Arrangements
We, through indirectly held subsidiaries, enter into various film financing arrangements in order to cash flow feature films in various phases of production. These arrangements commonly utilize both short-term and long-term debt instruments, including both general credit facilities as well as financing secured by anticipated future cash flows, such as expected production tax credits or the value of current and prospective contractual arrangements with third parties. The lenders of these film financing arrangements often have a first priority lien in all of the aforementioned indirectly held subsidiaries’ assets until all outstanding indebtedness is repaid. Furthermore, these film financing arrangements are often funded in installments over time, and often require repayment in installments or tranches. Interest and other fees are often fixed, unless in the event of default. Some of these arrangements require funds to be remitted directly to the lenders from tax authorities or the Company’s customers.
To the extent that there are material debt discount / issuance costs associated with these arrangements, such costs are amortized to capitalized film costs (included in prepaid and other assets within the condensed consolidated balance sheets) using the effective interest method over the contractual term.
As of September 30, 2025, the carrying value of short-term debt and long-term debt associated with film financing arrangements totaled $5.8 million and $0.5 million, respectively, and the aggregate principal amount of film financing-related indebtedness outstanding was approximately $6.6 million. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Cash flows (used in) provided by operating, investing, and financing activities from continuing operations were as follows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities from continuing operations	$(7,019)	$(3,975)
Cash used in investing activities from continuing operations	(11,247)	(9,444)
Cash provided by (used in) financing activities	13,531	(65,200)

At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of September 30, 2025, we sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes.
Operating Activities
For the nine months ended September 30, 2025, cash used in operating activities from continuing operations was $7.0 million compared to cash used in operating activities from continuing operations of $4.0 million for the nine months ended September 30, 2024. The change was primarily driven by a $34.8 million increase in the change in accounts payable, a $5.8 million increase in the change deferred revenue, and a $4.6 million improvement in net loss, adjusted for non-cash items. These were partially offset by a $17.3 million decrease in the change in accounts receivable, a $15.3 million decrease in the change in prepaid expenses and other current assets and prepaid expenses and other assets, a $13.8 million decrease in the change in accrued expenses, other current liabilities, and other liabilities, a $1.5 million decrease in the change in accrued compensation, and a $0.3 million decrease in the change in lease liabilities.
Investing Activities
For the nine months ended September 30, 2025, cash used in investing activities from continuing operations was $11.2 million, which consisted of $9.6 million of capital expenditures on internal-use software and $1.7 million of other capital expenditures (including those for our new corporate headquarters), partially offset by $0.3 million in proceeds received from the previous sale of an asset.
For the nine months ended September 30, 2024, cash used in investing activities from continuing operations was $9.4 million, which consisted of $9.3 million of capital expenditures on internal-use software and $0.5 million of other capital expenditures, partially offset by $0.4 million in proceeds from the sale of an asset. For the nine months ended September 30, 2024, net cash provided by investing activities from discontinued operations was $108.6 million, which represents the cash received for the sale of certain assets relating to the business of Complex Networks (i.e., the Complex Disposition) and is non-recurring in nature.
Financing Activities
For the nine months ended September 30, 2025, cash provided by financing activities was $13.5 million, which consisted of $44.0 million in borrowings from the Term Loan, $5.3 million in borrowings from film financing arrangements, and $2.7 million in proceeds from co-financing arrangements for feature films. These were partially offset by $30.0 million in repayments on the Notes, a $3.3 million repurchase of common stock, $2.1 million in consent solicitation fee payments, $1.9 million in distributions paid to noncontrolling interests, and $0.8 million in payments of debt issuance costs associated with the Term Loan.
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2025 or 2024.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both September 30, 2025 and December 31, 2024. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weaknesses in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of September 30, 2025, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented, in accordance with U.S. Generally Accepted Accounting Principles.
Material Weaknesses in Internal Control over Financial Reporting
In connection with the audit of our consolidated financial statements as of, and for the years ended, December 31, 2024, 2023, and 2022, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the following:
•A lack of formalized internal controls and segregation of duties surrounding our financial statement close process; and
•A lack of formalized information technology general controls in the area of change management and logical security controls over financial information technology systems.
Material Weakness Remediation
During 2023 and 2024, and continuing into 2025, with the oversight of the audit committee of our board of directors, we have executed remediation plans and enhanced controls within the financial statement close process as follows:
•We have designed control procedures to enhance documentation around higher-risk balance sheet reconciliations, financial results, and supporting calculations. This includes designing or enhancing existing controls to address the completeness and accuracy of the information used in controls and the evidence and documentation of the related review procedures; and
•We have designed controls and processes to segregate job responsibilities through a combination of system enforced workflow approvals, security permission, and detective reviews of our general ledger transactions to monitor segregation of duties surrounding our financial statement close process.
Additionally, we have executed remediation plans and enhanced controls within the information technology controls area, including, but not limited to:
•Formalized the processes and controls around security administration and implementing user access reviews for key financial systems. We hired resources with technical expertise and centralized security administration for several financial applications and further enhanced logical access controls for the remaining applications;
•Designed processes and controls to further support and provide appropriate oversight over key financial systems, including, but not limited to: designed a central change management function and implemented policies and procedures with respect to change management and system development for key financial applications; and
•Documented test procedures and approvals related to changes made in production for key financial applications; and maintaining separate test and production environments, where applicable.
Management is in the process of testing these new and enhanced controls to determine whether they are operating effectively. The material weaknesses cannot be considered remediated until the controls operate effectively for a sufficient period of time and management has concluded, through testing, that they are effective.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than as described below and in the risk factor disclosures included in Item 1A of our Quarterly Reports on Form 10-Q filed during 2025, our risk factors have not changed materially since December 31, 2024.
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
In 2022, we recorded material charges related to the impairment of our goodwill and certain long-lived assets. We had approximately $43.3 million of goodwill and $11.8 million of acquired intangible assets on our condensed consolidated balance sheet as of September 30, 2025. Under accounting principles generally accepted in the United States (i.e., U.S. GAAP), we are required to review our intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.
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

As of November 4, 2025, approximately 14.1% of our employees were unionized, with certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with HuffPost in the U.S. belonging to the Writers Guild of America, East. We (i) currently are out of contract with those BuzzFeed Canada, Inc. employees represented by the Canadian Media Guild and (ii) our collective bargaining agreement with those HuffPost employees represented by the Writers Guild of America, East, expires on January 31, 2026. As a result, we expect to negotiate, in 2025 and potentially into early 2026, the wage, benefits, and other terms and conditions of employment with these employees collectively as part of the contract renewal process. Our results could be adversely affected if labor negotiations or the renewed collective bargaining agreements were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate renewed labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy, or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Departure of Director
On November 4, 2025, Anjula Acharia notified the Company of her intent to resign from her duties as a member of the Board of Directors of BuzzFeed, Inc., effective November 4, 2025. Ms. Acharia’s resignation was not due to any disagreement with the Company or any matter relating to the Company's operations, policies, or practices.

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

10.5†
Amendment No. 1 to Credit Agreement, dated July 31, 2025 to the Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC.

10.6
Amendment No. 2 to Credit Agreement, dated August 25, 2025 to the Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2025).

10.7†*
Loan and Security Agreement, dated July 13, 2025, by and between 2X Blind Partners, Inc., as borrower, and BondIt LLC, as Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).

10.8
Commitment Letter, dated June 13, 2024 as amended and restated as of June 25, 2025, by and among Girls Like Girls Film Inc. as borrower, and Royal Bank of Canada, as the bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on June 30, 2025).

10.9
Share Repurchase Agreement dated May 23, 2025 by and between BuzzFeed, Inc. and New Enterprise Associates 13, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2025).

10.10
Agreement of Lease, dated March 3, 2025, by and between BuzzFeed Media Enterprises, Inc., as Tenant, and 50 West 23rd Street A LLC and 50 West 23rd Street B LLC, together as Landlord (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).

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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date:	November 6, 2025