Form 10-K
period 2025-12-31
BuzzFeed, Inc.
filed 2026-03-16
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported by the Nasdaq Stock Market LLC on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65.3 million.
As of March 12, 2026, there were 36,296,018 shares of the registrant’s Class A common stock outstanding, 1,342,709 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
Our Company — Overview
BuzzFeed is a premier digital media company. Across pop culture, entertainment, shopping, food, and news, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. Our iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty.
BuzzFeed’s mission is to spread truth, joy, and creativity on the Internet. We are committed to making the Internet better: providing trusted, high-quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel have enabled us to build a deep, two-way connection with our audiences, and an engine for high-quality content at scale and low cost. As a result, each of our brands has a large, loyal, highly engaged audience that is attractive to advertisers and creators, and through our rich first party data offering and contextual marketing solutions, we are able to help both advertisers and creators effectively and efficiently reach their target audiences. In 2025, our audiences consumed more than 276 million hours of content, and drove over $450 million in attributable transactions for our commerce partners. For additional discussion on Time Spent, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.
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
Our Market Opportunity
We believe that BuzzFeed is well-positioned to adapt to the rapidly changing digital media environment. We have strong and differentiated IP in BuzzFeed, HuffPost, and Tasty, each with a trusted and established brand identity. The brands we have built are valuable and hard to replicate. Audiences spent more than 276 million hours of time consuming our content in 2025, positioning us as a leader amongst other digital media companies in our competitive set, according to Comscore (competitive set includes Condé Nast Digital, Vox Media, People, Inc., and Bustle Digital Group).
Reputation, ethics, and quality matter now more than ever. Advertisers continue to face brand safety risks on the largest social platforms. These platforms have become reliant on user-generated content that is often toxic and / or misleading. As platforms continue to struggle with the policing of user-generated content and the impact to advertisers on their platforms, BuzzFeed has become a trusted partner in providing high-quality, brand-safe content at scale to serve advertiser demand. We are aiming to capitalize on our strong IP and market opportunity, and therefore we are creating an AI-app incubator (Branch Office) with a focus on interactive storytelling, new content formats, and cutting-edge AI tools to power self-expression, connection, and creative exploration.
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
The U.S. e-commerce market is expected to reach $1.8 trillion by 2030 and comprise 29% of total retail sales, according to Forrester. The ability of our content to inspire millions of consumers to transact and deliver meaningful results for our retail partners is what sets us apart from other digital publishers. And, as the e-commerce market continues to grow, we see an opportunity to expand and deepen these relationships over time.
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
Our Audience
Our content reflects the voice of Millennials and Gen Z, and creates an “inspiration engine” that helps millions explore new things, try unique experiences, and discover novel products. Across our brands, we reach millions of monthly viewers, who consumed more than 276 million hours of content and drove hundreds of millions of dollars in transactions in 2025. Our cross-platform distribution network gives us the ability to connect with the Internet generations at scale on whatever platform they are using to consume content. We attract and retain audiences as a function of our data-driven approach to content creation. As audiences engage with our content, we capture insights into their preferences and apply those learnings to new content development. This enables us to attract larger, more engaged audiences and capture deeper, more reliable insights.
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
Content revenues consist primarily of payments received from clients for custom assets, including both long-form and short-form content, from branded quizzes to Instagram takeovers to branded content videos. These revenues also include feature films, micro-dramas, and content licensing. Our content production approach increasingly allows for turn-key, lightweight options that are scalable and repeatable and resonate with advertisers. Our content revenue is driven by continued investment in our content team, a strong data-informed understanding of our audience, demand for trusted, brand-safe digital content, and our brand integrity.
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
Our Differentiation
•Leading Destination for Audiences — Audiences spent more than 276 million hours of time consuming our content in 2025, positioning us as a leader amongst other digital media companies in our competitive set, according to Comscore (competitive set includes Condé Nast Digital, Vox Media, People, Inc., and Bustle Digital Group).
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
Our Strategy
•Grow and deepen audience engagement — We plan to continue to leverage our iconic brands and invest in our technology and data-driven content flywheel to deliver engaging content that brands and advertisers trust to reach, grow, and engage audiences, at scale and across platforms. We use AI to make our owned and operated properties more engaging, personalized, and efficient to operate. As mentioned within “Our Market Opportunity” above, we are aiming to capitalize on our strong IP and market opportunity, and therefore we are creating an AI-app incubator (Branch Office) with a focus on interactive storytelling, new content formats, and cutting-edge AI tools to power self-expression, connection, and creative exploration.
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
•Expand strategic partnerships — Our diversified and complementary advertising, content, and commerce offerings enhance our value proposition and strengthen our relationships with our customers. In particular, partners who purchase several of our solutions often increase their average spend with BuzzFeed.

•Drive sustainable, profitable growth — We have had several years of cost management initiatives. We are committed to building a business that delivers margin expansion and generates positive cash flows.
BuzzFeed operates within the digital media space, a category that we have pioneered and helped develop. We broadly compete against other Internet companies that might attract audiences and advertisers to their platforms and away from BuzzFeed’s. More specifically, with a common core demographic of Millennials and Gen Z, online content providers that target younger generations are natural competitors to BuzzFeed. Historically, these have included digital publishers such as Vox Media (which combined with Group Nine Media), Bustle Digital Group, People, Inc. (formerly Dotdash Meredith), and Condé Nast. Additionally, our entertainment competitors include, but are not limited to, People and Entertainment Weekly, and our food brand competitors include, but are not limited to, New York Times Cooking and Food Network. We believe that our audience leadership, brand safety, AI-powered tech stack, and rich first party data are structural differentiators that set us apart from the competition.
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
We derive a significant amount of revenue from the affiliate and advertising exchanges of Amazon and Google. For the year ended December 31, 2025, approximately 28% of our revenue was derived from Amazon, primarily from affiliate commerce transactions. Excluding affiliate and programmatic partners such as Amazon and Google, our top 10 direct customers made up approximately 7% of total revenue for the year ended December 31, 2025.
Human Capital Resources
Our Employees
We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2025, we had 507 employees located across five countries. As of December 31, 2025, approximately 14.6% of our employees were unionized, with certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with HuffPost in the U.S. belonging to the Writers Guild of America, East.
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
As of December 31, 2025, Black, Indigenous and People of Color (“BIPOC”) employees constituted 38% of our employee population. In addition, 64% of our employee population identifies as female. As an organization, we remain committed to creating equal opportunities for all and supporting an inclusive environment for the free expression and creativity of our workforce. Our DI&B initiatives, as well as our six employee resource groups, serve as key assets for our diverse population, providing culturally-relevant training, community networking and volunteer opportunities, among other projects.
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
In 2025, we continued to develop and launch key educational opportunities, including Identity and Allyship training, and host a myriad of Heritage Month educational events, learning opportunities, and social events sponsored by the DI&B team, BuzzFeed employee resource groups, and the DI&B Council.
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
As of December 31, 2025, we held 83 registered trademarks in the U.S., including the BUZZFEED mark and the HUFFPOST mark, and also held 333 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and our ability to register new intellectual property, and whether to decommission certain of our intellectual property assets. We intend to continue to file additional applications with respect to our intellectual property assets.
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
Data Privacy and Security Laws
We are subject to various federal, state and international laws, policies, and regulations relating to the privacy and security of personal data, including personal data of consumers, customers, and employees. These laws often require companies to implement specific information security controls to protect certain types of data (such as personal data, “special categories of personal data,” or employee data), and / or impose specific requirements relating to the collection or other processing of such data.
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

Risks Related to Our Business and Industry
•There is substantial doubt about our ability to continue as a going concern.
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
•AI-enabled search functionality has the potential to disrupt traffic, monetization, and content visibility, particularly for our news operations.
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
•We may not realize the expected financial and operational benefits of our restructuring plans, and the implementation may negatively impact our business.
•The loss of key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
•We may not be able to successfully develop or launch new applications, and even if launched, these initiatives may incur losses for an extended period.
•We may not obtain the expected benefits of the incubator financing structure and may incur additional costs.
Risks Related to Financial and Accounting Matters
•We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness in a timely manner or maintain effective internal control over financial reporting may adversely impact our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
•We have experienced and are exposed to potential impairment charges on certain assets.
•We may require additional capital to support our operations, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
•Our current or future debt obligations may restrict our business operations.
•At times, we rely on third-party loans and other external financing to fund our production and development of films, television programming, and other ancillary content. Although such financing is generally supported by minimum guarantees or other commitments, and not dependent on revenues generated from exploitation, there can be no assurance that our productions will ultimately be profitable or that co-financing partners will recover their investments.

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
•Our outstanding warrants are significantly out of the money, and it is likely they will expire worthless.
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
We have recurring net losses and anticipate continuing to incur losses in the near-term. As of, and for the year ended, December 31, 2025, we had cash and cash equivalents of $8.5 million and an accumulated deficit of $679.6 million, along with cash used in operations of $18.7 million and a net loss of $57.3 million.
Our current restricted cash balance of $15.8 million relates to funds held in Company-owned deposit accounts that are pledged as collateral for our existing letters of credit, and upon the expiration of certain of these letters of credit, approximately $15.0 million is required to be paid to our lenders under the Credit Agreement (as defined below), which also includes a $5.0 million minimum cash covenant ($3.5 million through April 30, 2026, as discussed within Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K).
As discussed in Note 8 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K, on May 23, 2025 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”, as amended, supplemented, or otherwise modified from time to time) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus certain overadvances. We borrowed $40.0 million on the Closing Date, and used the a portion of the proceeds to repay, in full, our former 8.5% Convertible Senior Notes due 2026 (the “Notes”), which were issued under that certain indenture dated as of December 3, 2021, by and between 890 5th Avenue Partners, Inc. and Wilmington Savings Fund Society, FSB as trustee, as amended and supplemented from time to time, effecting an optional redemption of all $29.7 million in aggregate principal amount of the outstanding Notes, at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest.
Additionally, on August 25, 2025, we entered into the Amendment No. 2 to the Credit Agreement (the “Second Amended Credit Agreement”), providing for an incremental loan commitment of $5.0 million, which was required to be repaid in full on February 20, 2026 (as extended through April 30, 2026, as discussed within Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K).
As further disclosed in Note 14 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, our Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period and has continued to remain below $1.00 as of the issuance date. However, in order to remain in compliance with Nasdaq market listing requirements, our Class A common stock price must exceed $1.00 per share for a specified minimum period (i.e., at least 10 consecutive business days). As a result of the decline in its stock price, we received a notice of noncompliance from Nasdaq on March 2, 2026, notifying us that we had until August 31, 2026 to regain compliance. If we are not able to regain compliance and, as such, our Class A common stock is delisted from Nasdaq, we will be faced with a number of significant material adverse consequences, including limited availability of market quotations for our Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by any indebtedness; limited liquidity for our stockholders due to thin trading; and a potential loss of confidence by investors, employees, and other third parties who do business with us.
Based on our liquidity position as of December 31, 2025 and our current forecast of operating results and cash flows, in the absence of executing upon any of our plans that are further described in Note 1 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, we anticipate that we will not have sufficient resources to fund our cash obligations for the next 12 months following the date of issuance of our consolidated financial statements for the year ended December 31, 2025 (the “issuance date”).
Management has concluded, and the report of our auditors included in this Annual Report on Form 10-K reflects, that our ability to continue as a going concern is dependent on our ability to execute our business plan, and / or implement other strategic options, which could include raising additional capital. We are actively pursuing the above actions. However, because certain of the actions described above are subject to market and other conditions not within our control, management has concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual or performance obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all. Perceived uncertainties related to our ability to continue as a going concern and speculation regarding the status of the various strategic options that the Company is considering could impact our ability to retain, attract, or strengthen our relationships with key personnel and other employees, and could impact our ability to retain, attract, or strengthen our relationships with current and potential partners, which may cause them to terminate, or not renew or enter into, arrangements or projects with us.
Our revenue and results of operations are highly dependent on overall advertising demand in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns and unexpected events can make it difficult to predict our revenue and could otherwise adversely affect our business, results of operations, and financial condition.
Our business depends on the overall demand for advertising in the markets in which we operate and on the business condition of our current and prospective partners and advertisers. Macroeconomic factors in the U.S. and foreign markets, including adverse economic conditions, general uncertainty about economic recovery or growth, elevated interest rates, high unemployment, and rising inflation could cause advertisers to reduce their advertising budgets. These macroeconomic factors have adversely affected our advertising and content revenues in 2023, 2024, and 2025, and we expect these factors will continue to adversely impact our revenue in 2026. Additionally, because of these pressures, certain advertisers may not have the budget for marketing expenditures. Our business may also be negatively impacted by geopolitical concerns, which may result in conservative approaches by advertisers when allocating budgets and ad inventory. Reductions in overall advertising spending as a result of these factors, which are out of our control, or due to the occurrence of unanticipated events, could result in a decrease in our revenue and potential profit or make it difficult to predict our future performance; any of which could adversely affect our business, results of operations, and financial condition.
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
Our advertising revenue could be adversely affected by a number of other factors, including:
•decreases in traffic to, or engagement (including Time Spent, as defined elsewhere within this Annual Report on Form 10-K) with, our brands and content;
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
Competition for traffic to, and engagement with, our content, products, and services is considerable. We compete against many companies to attract and engage traffic, including companies that have greater financial resources and larger user bases, and companies that offer a variety of Internet and mobile device-based content, products, and services. As a result, our competitors may acquire and engage traffic at the expense of the growth or engagement of our traffic, which would negatively affect our business. We believe that our ability to compete effectively for traffic depends upon many factors both within and beyond our control, including:
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
•our ability, and the ability of our competitors, to develop measures for traffic, time spent, and content engagement on emerging platforms, particularly platforms where no effective measurement tools currently exist;
•the frequency, relative prominence and appeal of the advertising displayed by us or our competitors;
•changes mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements and consent decrees, some of which may have a disproportionate impact on us;
•our ability to attract, retain, and motivate talented employees;
•the costs of developing and procuring new content relative to those of our competitors;
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
•Diminished brand recognition. The rise of “zero-click searches,” where users find the information they need in the AI summary, means a lack of direct engagement between users and publishers, thereby hindering the development of brand familiarity and loyalty. Furthermore, because an AI Overview can cite multiple sources for a generated answer, an individual publisher’s impact may be diluted to users, leading to diminished brand recognition.
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
Our expected performance is tied to assumptions about the behavior of the digital advertising marketplace. Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increased number of methods for the delivery and consumption of news and other content. These developments are also driving changes in the preferences and expectations of consumers as they seek more control over how they consume content. Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:
•we may be unable to develop new online or digital content and services that consumers find engaging, that work with a variety of operating systems and networks, and that achieve a high level of market acceptance;
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
•there may be changes in sentiment of our traffic about the quality, usefulness, or relevance of our existing content, or concerns related to privacy, security, or other factors;
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
We continue to direct significant resources to mitigate these potential risks and to create content, and to build, maintain, and evolve our owned and operated properties. This allocation of resources may not achieve the desired results and thus we may not avoid an adverse impact from the outlined risks on our operating results in the near term. In addition, there can be no assurance as to our ability to use new and existing technologies to distinguish our content and services from those of our competitors or to develop in a timely manner compelling new content and services that engage traffic across platforms. If the market for digital advertising deteriorates; develops more slowly than we expect; ceases to shift from traditional advertising methods to digital advertising; experiences a reduction in demand caused by weakening economic conditions, decreases in corporate spending, or a perception that digital advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business. Further, if we are not successful in responding to changes in technology and consumer behavior, our business, financial condition, and prospects may be adversely affected.
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
Further, sustained uncertainty about, or worsening of, current global economic conditions, including the ongoing conflicts in the Middle East and between Russia and Ukraine and any related sanctions and geopolitical tensions, and further escalation of trade tensions between the U.S. and its trading partners, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could adversely affect our advertising revenue, content revenue, and affiliate commerce revenue, and could materially adversely affect our business, results of operations, financial condition, and growth.
The levels of our traffic to, and engagement with, our brands and content are critical to our success.
If we fail to increase our traffic, or if traffic engagement, including Time Spent (as defined elsewhere within this Annual Report on Form 10-K), or ad engagement declines, our revenue, business, and operating results may be harmed. Our revenue and overall financial performance has been, and will continue to be, significantly determined by our success in increasing traffic and the overall level of traffic engagement with our content, including Time Spent, as well as increasing the number and quality of ad engagements. We anticipate that our traffic growth rate will slow over time as the level of our traffic increases. To the extent our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on our platforms. If people do not perceive our content to be useful, reliable, and entertaining, we may not be able to attract traffic or increase the frequency of engagement, and Time Spent, on our websites and applications and with the ads that we display. There is no guarantee that we will not experience a similar erosion of our engagement levels, including Time Spent, as our traffic growth rate slows.
Further, maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our traffic. Much of our new traffic is referred to us by our existing traffic. Maintaining and enhancing our brands will depend largely on our ability to continue to provide high-quality, entertaining, useful, reliable, relevant, and innovative content, which we may not do successfully. We may introduce new content, products, or terms of service or policies that our traffic, partners, or advertisers do not like, which may negatively affect our brand. We will also continue to experience media, legislative, and regulatory scrutiny of our content, which may adversely affect our reputation and brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. A number of additional factors could potentially negatively affect our traffic growth and engagement, including Time Spent, including if:
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
We may introduce significant changes to our existing content. The success of our new content depends substantially on consumer tastes and preferences that change in often unpredictable ways. If this new content fails to engage traffic and advertisers, we may fail to generate sufficient revenue or operating profit to justify our use of resources, and our business and operating results could be adversely affected. In addition, we have launched, and expect to continue to launch, strategic initiatives, which do not yet generate material revenue, but which we believe will enhance our attractiveness to traffic and advertisers. In the future, we may invest in new content, products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing content or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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
Third-party platforms and major tech companies continue to prioritize their formats, in lieu of sending audience traffic to publishers such as us, which may cause referrals from these platforms to our content to diminish. Additionally, search companies frequently revise their algorithms, and changes in their algorithms could cause our owned and operated properties to receive less favorable placements. If these platform providers deny access to our content, modify their current discovery mechanisms or algorithms, develop their own competitive offerings, or impose fees for access to and use of their platforms, our business could be negatively impacted. We are also subject to the standard terms, conditions, and practices of these platform providers, which govern the promotion, distribution, operation, and use of our content. Platform providers have broad discretion to change their standard terms and conditions and have the right to prohibit us from distributing content on their platforms if we violate them. In addition, platform providers can change their policies or interpretations of their standard terms and conditions. Our business could suffer materially if platform providers change their standard terms and conditions, interpretations or other policies and practices in a way that is detrimental to us or if platform providers determine that we are in violation of their standard terms and conditions and prohibit us from distributing our content on their platforms. Moreover, if we are unable to maintain a good relationship with these platform providers, our business and operating results could be adversely affected.
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
Since our inception, we have generally incurred significant losses and we may continue to incur net losses in the future. For the year ended December 31, 2025, we had a net loss from continuing operations of $57.3 million. As of December 31, 2025, we had an accumulated deficit of $679.6 million. We have significantly decreased our operating expenses (excluding the impact of non-cash impairment charges) since 2022; however, we cannot guarantee that we will be able to increase our revenue in order to achieve or maintain profitability or generate positive cash flow. For example, during the year ended December 31, 2025, our total revenue decreased by 2% compared to the year ended December 31, 2024.
Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could disrupt our business and harm our financial condition and operating results.
In the past, we have made acquisitions and investments, such as our acquisition of HuffPost in February 2021 and of Complex Networks (including First We Feast) as part of the Business Combination. We have also disposed of businesses (i.e., our sale of certain assets relating to the business of Complex Networks pursuant to the Asset Purchase Agreement, dated as of February 21, 2024, with Commerce Media Holdings, LLC (i.e., the “Complex Disposition”) and our sale of certain assets and liabilities relating to the business of First We Feast pursuant to the Asset Purchase Agreement dated December 11, 2024, with FEAST OPCO LLC (i.e., the “First We Feast Disposition”)). We continue to work on optimizing our consolidated balance sheet and evaluating our assets. If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are different from current balance sheet values, which could result in significant asset write-down charges that could have a material adverse effect on our financial condition and results of operations. We may also incur significant or unanticipated expenses, experience greater dis-synergies than expected, or disrupt relationships with our employees, customers, and business partners. There can be no assurance whether the strategic benefits and expected financial impact of any divestiture, including the Complex Disposition and the First We Feast Disposition, will be achieved. Such actions may also result in the diversion of management time and focus from operating our business or result in claims against us, including from stockholders. The occurrence of any of these events could have an adverse effect on our reputation, business, and results of operations.
Our applications of AI generally may not be successful, which may impair our ability to compete effectively, result in reputational harm and have a material adverse impact on our operating results.
We are increasingly building AI into many of our offerings, including generative AI. As with many innovations, AI presents additional risks and challenges that could affect its adoption and therefore our business. AI and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in additional costs, new or enhanced governmental or regulatory scrutiny, litigation, unintended consequences, such as discrimination or bias, errors in our systems, or other complications that could adversely affect our business, reputation, or financial results. We may also be subject to criticism for the way we use AI, even if we are acting in a responsible manner. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of AI and machine learning technology and also may make it more difficult to operate our business or to protect our intellectual property. In addition, market acceptance of AI and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Further, we may rely on third-party providers for the development and maintenance of our AI systems, which could increase our risk of exposure to security breaches and other disruptions. Uncertainty around AI, including generative AI, may require additional investment to develop new approaches to attribute or compensate content creators, which could be costly. Any of these factors could adversely affect our business, financial condition, and results of operations.
We may not realize the expected financial and operational benefits of our restructuring plans, and the implementation may negatively impact our business.
In August 2025, we implemented plans to reduce our then-current workforce by approximately 6%. The reduction in workforce plan was intended to reduce operating expenses by further aligning our cost structure to focus on areas we believe are more likely to generate the best long-term results. Additionally, in February 2025, we reduced expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline our news operations for HuffPost.
There can be no assurance that our business will be more efficient or effective than prior to the implementation of these restructuring activities. In addition, we cannot guarantee that these restructuring activities will achieve the desired and anticipated benefits within any expected timeframe. Our expectations are subject to many estimates and assumptions, and the actual savings and costs, and the timing for those savings and costs, may vary materially. Further, we have implemented restructuring plans in the past, and there can be no assurances that further restructuring plans will not be needed. The implementation of these restructuring plans, or any we implement in the future, may also be costly and disruptive to our business or have other negative consequences, such as litigation, attrition beyond our planned reduction in workforce, negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business.
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
Increasingly, our branded operations outside of the U.S. are managed via license agreements with third parties, such as our relationship with Independent Digital News Media Limited. Refer to Note 18 included elsewhere within this Annual Report on Form 10-K for further details on the license agreement with Independent Digital News Media Limited. While we require the third parties to which we license our intellectual property to follow certain brand guidelines and these parties are otherwise obligated to protect the value of our property and reputation, we cannot assure that they will do so, and, if they fail, such failure could adversely affect our business. Further, the failure of these third parties to successfully exploit our intellectual property in the territories in which they have the exclusive right to do so could have a negative effect on our revenues or diminish the overall value of our brands which, in turn, could adversely affect our business and operating results. In addition, licensing the rights to exploit our intellectual property may make it difficult for us to sell that underlying property, if we want to do so, as a potential buyer may want the right to exploit it throughout the world, unencumbered by these rights.
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
In particular, severe ransomware attacks are becoming increasingly prevalent. To alleviate the financial, operational, and reputational impact of these attacks, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Moreover, for certain employees, we permit a remote working environment, which has increased risks to our IT systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.

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
Our traffic growth, engagement, and monetization depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers, and standards, including mobile operating systems, streaming tools, networks, and standards that we do not control.
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
Further, we have historically maintained most of our deposits at a limited number of financial institutions and retain lending relationships with a limited number of banking institutions. If our relationship with banks and financial institutions experience difficulties, our ability to access our cash and cash equivalents, including transferring funds, making payments, or receiving funds may be threatened. Similarly, if any parties with whom we conduct business are unable to access funds pursuant to lending arrangements with a closed financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
International Challenges and Risks.
We have foreign offices and our content is available in multiple languages. Our business and the conduct of our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Operating internationally subjects us to risks, and may increase risks that we currently face, including risks associated with:
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated event could impact our cloud infrastructure and result in lengthy interruptions in our services. In addition, acts of terrorism and other geopolitical unrest (including the ongoing conflicts in the Middle East and between Russia and Ukraine) could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We have implemented a disaster recovery program for a subset of our properties, which allows us to serve static content or switch content delivery networks in the event of a catastrophe. Although the program is functional, our properties will have degraded experiences including a period of time that our products or services, or certain of our products or services, will remain inaccessible or people may experience severe issues accessing our products and services. Any such natural disaster or man-made problem could adversely impact our business, financial condition, and operating results. Further, a portion of our employees are journalists, who may face heightened dangers during such catastrophes, particularly when reporting in high-risk environments, and any failure on our part to mitigate such risks could cause us reputational harm and adversely impact our business, financial condition, and operating results.
Litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged defamation, consumer class actions and labor and employment-related matters, as well as regulatory, environmental, and other proceedings with governmental authorities and administrative agencies. Public figures who are the subjects of news reporting have in certain instances become more active pursuing defamation and / or libel lawsuits against media outlets. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of the attention of management and other personnel, harm to our reputation, and other factors.
We may not be able to successfully develop or launch new applications, and even if launched, these initiatives may incur losses for an extended period.

Our current strategy involves the development and launch of various applications, a process characterized by financial and operational uncertainty. We may not be able to successfully execute our planned application development, and even if successfully launched, these initiatives may incur losses for an extended period. We may pursue development of applications that do not lead to scalable solutions or commercially deployable products, and they may not always result in protectable intellectual property, defensible technology, or revenue-generating applications. The success of these projects depends on our ability to achieve critical mass in user adoption and retention; a significant challenge in a crowded market where established players possess greater brand loyalty and financial resources. Our development cycle may not keep pace with rapid advancements in technology, or breakthroughs by third-parties may render aspects of any applications we develop obsolete or reduce differentiation, potentially requiring frequent redesign or reinvestment.

We may not obtain the expected benefits of the incubator financing structure and may incur additional costs.

The incubation, development, testing, and commercialization of applications may require significant upfront and ongoing investment. Accordingly, we intend to utilize an incubator funding structure to support the development of these applications (Branch Office). While this is intended to provide focused capital and resources for each application, it introduces complexities regarding resource allocation, governance, and the potential for diluted focus. The success of this structure depends on our ability to secure sufficient capital for the incubator and effectively manage the distinct needs of each project. Any failure to properly capitalize or oversee these individual initiatives could hinder their development and impact our overall financial health. Given the volatility of user preferences and the high cost of acquisition, there is no guarantee that our development efforts will result in a sustainable monetization strategy or a return on our investment.
We believe that the incubator financing structure will provide us with future benefits. These expected benefits are not guaranteed and may not be obtained if market conditions or other circumstances prevent us from taking advantage of the investment, financing, and structuring flexibility we expect to gain as a result of the incubator financing structure. If we fail to achieve some or all of the expected benefits of our incubator financing structure, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows. The implementation of our incubator financing structure also may result in substantial direct costs, which are expected to consist primarily of attorneys’ fees and accountants’ fees, as well as loss of certain efficiencies. In addition, although the structure is intended to separate liabilities among subsidiaries, it may not fully insulate those liabilities from BuzzFeed. If corporate formalities are not properly observed or subsidiaries are inadequately capitalized, creditors or other claimants could seek recourse against BuzzFeed or affiliated subsidiaries, which could adversely affect our business and financial condition.

Additionally, whether or not we can execute on the incubator concept will depend on entity structure factors and compliance with the Credit Agreement.

Risks Related to Financial and Accounting Matters
We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness in a timely manner or maintain effective internal control over financial reporting may adversely impact our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.
We are currently in the process of remediating one material weakness in our internal control over financial reporting. Refer to Part II, Item 9A. “Controls and Procedures” included elsewhere within this Annual Report on Form 10-K for a description of this material weakness. Additionally, there is no assurance that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner.
While we are working to remediate the material weakness as efficiently and effectively as possible, we cannot predict the success of our remediation plan. As such, full remediation could potentially extend beyond December 31, 2026. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures. We have expended, and expect to continue to expend, significant time and resources with the aim of remediating our material weakness. If not remediated, this material weakness could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in the delayed filing of required periodic reports.

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
We have experienced and are exposed to potential impairment charges on certain assets.
In 2022, we recorded material charges related to the impairment of our goodwill and certain long-lived assets.
We had approximately $13.1 million of goodwill and $10.2 million of acquired intangible assets on our consolidated balance sheet as of December 31, 2025. Under accounting principles generally accepted in the United States (i.e., U.S. GAAP), we are required to review our intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.
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
During the fourth quarter of 2025, we experienced a sustained decline in share price. We concluded the sustained decline in share price was a triggering event and performed a quantitative impairment assessment. The quantitative impairment assessment was performed as of December 31, 2025, utilizing a market approach. The result of our goodwill impairment assessment concluded the fair value of our single reporting unit was less than the carrying value, and as such, a non-cash goodwill impairment charge of $30.2 million was recorded for the year ended December 31, 2025.

Our impairment analysis is sensitive to changes in key assumptions and market data, including the quoted price of our common stock and the estimated control premium. If market conditions deteriorate or if our stock price declines further, it is possible that an additional impairment charge may need to be recorded in the future.

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
Our operating cash flows, together with cash and cash equivalents, may be insufficient to meet our working capital and capital expenditure requirements and, from time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, and the condition of the capital markets and other factors, some of which are outside of our control. We do not know whether additional financing will be available to us on favorable terms when required, or at all. For example, while the U.S. Federal Reserve increased its benchmark rates throughout 2022 and 2023, the U.S. Federal Reserve cut its benchmark rates in 2024 and 2025. These developments and other macroeconomic conditions could cause interest rates to be volatile, which may adversely impact our ability to access credit markets on favorable terms or at all. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, and our operating cash flows, together with cash and cash equivalents, are otherwise insufficient, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
Our current or future debt obligations may restrict our business operations.
As of December 31, 2025, the carrying amount of indebtedness outstanding was $58.4 million (the aggregate principal amount outstanding was $60.2 million), of which the carrying value and principal amount of the Term Loan was $43.2 million and $45.0 million, respectively; the remaining indebtedness outstanding relates to film financing arrangements.
As discussed in Note 8 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K, on the Closing Date, we entered into the Credit Agreement with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026 (as discussed below), $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. We borrowed $40.0 million on the Closing Date, and used the a portion of the proceeds to repay, in full, the Notes.
Additionally, on August 25, 2025, we entered into the Amendment No. 2 to the Credit Agreement (the “Second Amended Credit Agreement”), providing for an incremental loan commitment of $5.0 million, which was required to be repaid in full on February 20, 2026. The Second Amended Credit Agreement also provides for a permitted overadvance of $25.0 million from August 25, 2025 through February 20, 2026 (the Third Amended Credit Agreement extended the $25.0 million overadvance through April 30, 2026, as discussed below). We borrowed the incremental $5.0 million on August 25, 2025.
On February 20, 2026, we entered into a consent letter with the Term Loan’s lenders and agent, thereby extending the repayment date until February 27, 2026. On February 27, 2026, we entered into a second consent letter with the Term Loan’s lenders and agents, thereby further extending the repayment date until March 6, 2026.
On March 11, 2026, we entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Third Amended Credit Agreement, the “Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest will apply (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverts back to $5.0 million at all times thereafter.
$45.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of December 31, 2025.
Our ability to make scheduled payments with respect to, or to refinance any indebtedness, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.
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

Our business model involves securing external financing or co-financing commitments, including loans, credit facilities, and production advances, to fund the development, production, and distribution of live-action and animated films, television programming, interactive games, and other ancillary content. The availability and terms of such financing depend on a number of factors, including market conditions, lender appetite for entertainment-sector risk, and our own financial and operational performance. Most productions secure a completion bond to guarantee completion and delivery, and certain productions have contracts in place for minimum guarantees in exchange for distribution rights (and those minimum guarantees may be paid directly to any lender to repay debt). The repayment of these loans and other financing commitments is sometimes guaranteed by Company subsidiaries and we may not be able to successfully implement arrangements to reduce the risks of production exposure to those subsidiaries, such as failing to fully monetize tax credits, unsuccessfully applying for government or industry rebates, or the inability to collect other soft money benefits that act as security.

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

As of December 31, 2025, we had accumulated $327.5 million and $13.9 million of U.S. federal and state net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income, some of which will begin to expire in 2030 for U.S. federal tax purposes and 2026 for state tax purposes. U.S. federal NOL’s generated in tax years ending after December 31, 2017 may offset no more than 80% of future taxable income, but can be carried forward indefinitely. It is possible that we will not generate sufficient taxable income in time to use our NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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
We have previously entered into, and may in the future enter into, contractual arrangements with certain customers and other parties, and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of our warrants and / or common stock upon achievement of specified milestones. As of December 31, 2025, there were: outstanding public warrants originally issued by 890, but which we assumed in connection with the Business Combination, exercisable for an aggregate of 2,395,833 shares of our Class A common stock at an exercise price of approximately $46.00 per share. In addition, there were 259,167 outstanding private placement warrants, also originally issued by 890 and assumed by us in connection with the Business Combination, and 33,333 outstanding working capital warrants, issued by us in connection with the Business Combination, exercisable for an aggregate of 73,125 shares of our Class A common stock at an exercise price of approximately $46.00 per share. Moreover, we may issue a substantial number of additional shares of our Class A common stock (or securities convertible, exercisable, or exchangeable for Class A common stock) in the future, whether (i) pursuant to the at-the-market offering described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere within this Annual Report on Form 10-K, under which the remaining authorized balance of the at-the-market offering was approximately $147.0 million as of December 31, 2025, (ii) in connection with private placements or other equity or debt offerings, (iii) as an element of contractual relationships with customers, (iv) stemming from acquisitions or other transactions, (v) as part of compensation arrangements, or (vi) as a result of financing transactions. The issuance of additional shares of our Class A common stock as a result of any of the aforementioned transactions may result in significant dilution to the holders of our Class A common stock and an increase in the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public markets may adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.
Our outstanding warrants are significantly out of the money, and it is likely they will expire worthless.
The exercise price for the outstanding public warrants is approximately $46.00 per share of our Class A common stock. As of the date of this Annual Report on Form 10-K, our warrants are “out of the money,” which means the trading price of the shares of our common stock underlying our warrants is below the exercise price of approximately $46.00 per share. For so long as the warrants remain “out of the money,” we do not expect warrant holders to exercise their warrants, and as such, they will likely expire worthless.
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
•sales of substantial amounts of our Class A common stock by our directors, executive officers, or significant stockholders, or the perception that such sales could occur; and
•general economic and political conditions such as recessions, increased interest rates, inflationary pressures, fuel prices, international currency fluctuations, supply chain disruptions, labor shortage and disputes, acts of war, terrorism, and the direct and indirect results of the of global pandemics on the markets and the broader global economy.
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
In addition to voting together with our Class A common stock (with one vote per share) on all matters, the holders of our Class B common stock are entitled to 50 votes for each share of Class B common stock held of record by such holder on each matter on which such holders of such shares are entitled to vote, as set out in our second amended and restated certificate of incorporation. As of December 31, 2025, Jonah Peretti and his affiliates held approximately 97% of our Class B common stock and, as such, approximately 64% of the voting power of our common stock. Accordingly, Mr. Peretti is able to exert substantial influence over matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Mr. Peretti may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of BuzzFeed, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of BuzzFeed, and might ultimately affect the market price of shares of our Class A common stock.
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
Our Class A common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting. On March 2, 2026, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that, for the previous 30 consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market. If we are not in compliance with the bid price requirement by August 31, 2026, we may qualify for a second 180-calendar day compliance period. Refer to Note 14 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
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

Further, pursuant to the 2021 Equity Incentive Plan, we grant stock-based awards to our officers, employees, directors, and consultants. Refer to Note 9 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details on outstanding awards as of December 31, 2025. Any significant discretionary sales by the recipients of equity awards, including sales of shares received upon the settlement of restricted stock units or exercise of options (or sell-to-cover transactions effected to address any associated tax liabilities or exercise prices of such options), or sell-to-cover transactions effected to address any associated tax liabilities in connection with the settlement of significant amounts restricted stock units at one time, would be very dilutive to existing stockholders. Any such sales may also result in trading volatility and reduce the market price of our Class A common stock.
In addition, in the future, we may sell additional shares of Class A common stock, including through our at-the-market offering described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere within this Annual Report on Form 10-K, which could cause the market price of our Class A common stock to decline. We may also issue preferred shares or other equity ranking senior to our Class A common stock. Any such preferred shares will have, and those other securities will generally have, priority upon liquidation. Such securities also may be governed by an instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our Class A common stock. Because our decision to issue equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital-raising efforts. As a result, future capital-raising efforts may reduce the market price of our Class A common stock and be dilutive to existing shareholders.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important.
We will cease to be an emerging growth company as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of 890’s IPO. While we are currently exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”), we will be required to comply with such requirements following our transition out of emerging growth company status unless we qualify as a “non-accelerated filer.” Our classification as a non-accelerated filer is determined annually based on our public float as of the last business day of our second fiscal quarter. Because we are currently an accelerated filer, if our public float is below $60.0 million as of June 30, 2026, we would then transition to non-accelerated filer status and remain exempt from the auditor attestation requirements of Section 404(b).
Upon the loss of our emerging growth company status, we will also no longer be able to take advantage of the extended transition period for complying with new or revised accounting standards. This transition will require us to adopt any such standards at the same time as other public companies that are not emerging growth companies, which may make our financial statements less comparable to prior periods or to other emerging growth companies. We cannot provide assurance that our public float will remain below the thresholds required to avoid auditor attestation, and if we are required to comply with Section 404(b), we will incur substantial additional legal, accounting, and compliance costs. Furthermore, as we transition out of emerging growth company status, we will be subject to increased disclosure obligations regarding executive compensation and may no longer benefit from certain exemptions regarding stockholder approval of executive compensation matters. Even if we continue to qualify as a smaller reporting company and elect to rely on reduced disclosure obligations, our securities may be less attractive to some investors, and it may be more difficult to compare our performance with other public companies. These increased requirements will demand significant attention from management and may divert resources from our core business operations, which could adversely affect our results of operations and financial condition.
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
We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business, including, but not limited to contracts, securities, privacy, rights of publicity, data protection, content regulation, advertising and marketing, intellectual property (copyright, trademark, and patent), libel and defamation, labor and employment, bribery and corruption, economic and trade sanctions, competition, protection of minors, consumer protection, taxation, and regulation of controlled substances. Many of these laws and regulations are subject to constant legislative or administrative review and modification. Additionally, many of these laws and regulations are still being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the rapidly evolving industry in which we operate. The introduction of new products or services may subject us to additional laws and regulations. In addition, foreign data protection, privacy, libel and defamation, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the U.S. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.
The U.S. government, including the FTC and the Department of Commerce, has announced in past years that it is reviewing the need for greater regulation for the processing of information concerning user behavior on the Internet, including regulation aimed at restricting certain online tracking and targeted advertising practices. There have been a number of legislative proposals in the U.S., at both the federal and state level, that would impose new obligations in areas such as privacy, consent and data protection. There have also been various congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. Congress has been actively considering revisions to Section 230. The current Administration has supported limiting the scope of Section 230 to, among other things, reduce the protection for moderation of user-generated content, and on January 20, 2025, Brendan Carr, who also supports such limitations, was designated as Chairman of the Federal Communications Commission. If Congress revises or repeals Section 230 or the Federal Communication Commission adopts new rules, we may no longer be afforded the same level of protection offered by current Section 230. Additionally, amendments to U.S. patent laws may affect the ability of companies, including us, to defend against claims of patent infringement.
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
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations, and other proceedings involving competition and antitrust, advertising and marketing, intellectual property (including copyright, trademark, and patent), privacy, defamation, libel and slander, consumer protection, securities, tax, labor and employment, bribery and corruption, economic and trade sanctions, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The foregoing list is non-exhaustive. We have faced, and will continue to face, claims relating to our content that is published or made available through our websites and applications, or through third-party platforms or services. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights (including copyright, trademark, and patent), rights of publicity and privacy, and FTC regulation. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. If we do not prevail in litigation, we could incur substantial liabilities, some or all of which may not be covered by our insurance. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute. Further, pending or future legal proceedings could result in a diversion of our management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights.
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
We are subject to rules and regulations by various governing bodies, including, but not limited to, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. For example, the SEC has adopted new rules with respect to cybersecurity disclosure. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.

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
As a publicly-traded company, we are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires our management to annually report on the effectiveness of our internal control over financial reporting. This annual certification and the maintenance of the Sarbanes-Oxley compliance program requires ongoing and significant effort from key stakeholders across our business operations. In addition, we currently disclose a material weakness in our control environment, which requires increased attention from our management and financial investment to remediate. While we are currently considered an emerging growth company, which provides certain exemptions from Sarbanes-Oxley provisions, we will be required to comply with incremental regulatory requirements upon losing our emerging growth company status (unless we become a non-accelerated filer, as discussed above). This includes attestation over the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. As a result, our management may not be able to effectively and timely implement controls and procedures that adequately meet the regulatory compliance and reporting requirements that are applicable to us. If we are not able to remediate our material weaknesses and maintain an effective control environment, including any additional requirements once we are no longer an emerging growth company, we may be subjected to adverse regulatory consequences that could harm investor confidence and the market price of our securities.
Some of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.
As of December 31, 2025, approximately 14.6% of our employees were unionized, with certain employees associated with BuzzFeed Canada, Inc. in Canada belonging to the Canadian Media Guild, and certain employees associated with HuffPost in the U.S. belonging to the Writers Guild of America, East. As a result, we are required to negotiate the wage, benefits and other terms and conditions of employment with these employees collectively. Our results could be adversely affected if labor negotiations or the renewed collective bargaining agreements were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate renewed labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy, or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
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
Risks from Cybersecurity Threats

We have not encountered risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. From time to time, we experience cybersecurity events that require investigation. For additional information regarding any risks from cybersecurity threats, including as a result of any cybersecurity incidents that are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, refer to Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K.

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
ITEM 2. PROPERTIES
Our corporate headquarters is located in New York City, New York, where we occupy facilities totaling approximately 42,000 square feet under a lease that expires in 2031 (assumes the early termination option afforded under the new lease for our new corporate headquarters is exercised; otherwise, 2036). Refer to Note 13 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
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
For information regarding other legal proceedings in which we are involved, refer to Note 14 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and public warrants are currently listed on The Nasdaq Capital Market under the symbols “BZFD” and “BZFDW,” respectively. On March 12, 2026, the closing sale price of our Class A common stock was $0.71 per share and the closing sale price of our public warrants was $0.018 per warrant. Our Class B common stock and our Class C common stock is not listed or traded on any exchange. As of March 12, 2026, there were 219 holders of record of our Class A common stock, 21 holders of record of our Class B common stock, zero holders of record of our Class C common stock, and 18 holders of record of our public warrants. Such numbers do not include beneficial owners holding our securities through an account with a brokerage firm, bank, or other nominee.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Item 12 of Part III of this Annual Report on Form 10-K for information regarding securities authorized for issuance under equity compensation plans, which is incorporated by reference herein.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In May 2025, we repurchased 1,826,845 shares of our Class A common stock from a then-existing shareholder in a privately negotiated transaction for an aggregate purchase price of approximately $3.3 million, or $1.824 per share. There were no other issuer purchases of equity securities during the year ended December 31, 2025.
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
Company Overview
BuzzFeed is a premier digital media company. Across pop culture, entertainment, shopping, food, and news, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. Our iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty.
BuzzFeed’s mission is to spread truth, joy, and creativity on the Internet. We are committed to making the Internet better: providing trusted, high-quality, brand-safe entertainment and news; making content on the Internet more inclusive, empathetic and creative; and inspiring our audience to live better lives.
BuzzFeed curates the Internet, and acts as an “inspiration engine,” driving both online and real-world action and transactions. Our strong audience signal and powerful content flywheel have enabled us to build category-leading brands, a deep, two-way connection with our audiences, and an engine for high-quality content at scale and low cost. As a result, each of our brands has a large, loyal, highly-engaged audience that is attractive to advertisers, and through our rich first party data offering and contextual marketing solutions, we are able to help both advertisers and creators effectively and efficiently reach their target audiences. In 2025, our audiences consumed more than 276 million hours of content, and drove over $450 million in attributable transactions for our commerce partners.
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
We disposed of Complex Networks, excluding the First We Feast brand, on February 21, 2024 (i.e., the “Complex Disposition”). Additionally, we disposed of First We Feast on December 11, 2024 (i.e., the “First We Feast Disposition”). The financial results of Complex Networks and First We Feast are presented as discontinued operations in the consolidated statements of operations for the years ended December 31, 2024 and 2023. Refer to Note 18 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
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
Additionally, pursuant to subscription agreements entered into in connection with the merger agreement pursuant to which the Business Combination was consummated, we issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. We repurchased approximately $120.0 million of the Notes in 2024, and the remaining $30.0 million of Notes in 2025, resulting in the full redemption of the Notes. Refer to Note 8 consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

Restructuring
In August 2025, we implemented plans to reduce our then-current workforce by approximately 6%. The reduction in workforce plan was intended to reduce operating expenses by further aligning our cost structure to focus on areas we believe are more likely to generate the best long-term results. We incurred approximately $1.6 million of restructuring costs in connection with these actions.
In February 2025, we implemented plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. We incurred approximately $1.9 million of restructuring costs due to these actions.
As a result of the 2025 restructuring actions, we incurred approximately $3.5 million of aggregate restructuring costs for the year ended December 31, 2025, comprised mainly of severance and related benefit costs, of which $2.9 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, and $0.2 million were included in general and administrative.
In February 2024, we implemented plans to reduce expenses by implementing an approximately 16% reduction in our then-current workforce (after the Complex Disposition). In doing so, we reduced the size of our centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position us to be more agile, sustainable, and profitable. We incurred approximately $2.9 million of restructuring costs for the year ended December 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
In April 2023, we implemented plans to reduce expenses by implementing an approximately 15% reduction in our then-current workforce. The reduction in workforce plan was part of a broader strategic re-prioritization across the Company in order to improve upon profitability and cash flow. The Company incurred approximately $6.8 million of restructuring costs for the year ended December 31, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
Effects of Current Economic Conditions
Macroeconomic conditions have a direct impact on overall advertising and marketing expenditures in the United States (the “U.S.”). As advertising and marketing budgets are often discretionary in nature, they can be easier to reduce in the short-term as compared to other corporate expenses. Additionally, economic downturns and recessionary fears may also negatively impact our ability to capture advertising dollars. Consequently, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and elevated interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in 2023, 2024, and 2025, and we expect these factors will continue to adversely affect our revenue in 2026. In addition, uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by inflationary pressure, elevated interest rates, geopolitical issues, or other factors may result in a recession, which could have a material adverse effect on our business. Refer to Part I, Item 1A. “Risk Factors,” included elsewhere within this Annual Report on Form 10-K for additional details.

Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
GAAP
Total revenue	$185,266	$189,887	$230,441
Loss from continuing operations	(47,886)	(23,535)	(44,821)
Net loss from continuing operations	(57,334)	(33,956)	(55,712)
Non-GAAP
Adjusted EBITDA(1)	$8,797	$5,451	$(11,645)
Non-Financial
Time Spent(2)	276,498	297,903	306,261
_____________________________
(1)See “Reconciliation from Net loss from continuing operations to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. Time Spent for the year ended December 31, 2025 decreased by 7%, consistent with broader industry trends, amongst our competitive set, according to Comscore.
Content Performance Metrics
We use certain metrics to assess the operational and financial performance of our business. Effective January 1, 2023, we introduced metrics with respect to our branded content revenue, which represents the majority of our reported direct sold content revenue (branded content is further defined within “Components of Results of Operations” below). Specifically, we monitor the performance of our branded content advertisers through retention and average trailing 12-month revenue per branded content advertiser. Net branded content advertiser revenue retention is an indicator of our ability to retain the spend of our existing customers year-over-year, which we view as a reflection of the effectiveness of our services. In addition, we monitor the number of branded content advertisers and the net average branded content advertiser revenue, as defined below, as these metrics provide further details with respect to the majority of our reported direct sold content revenue and influence our business planning decisions. Our use of net branded content advertiser revenue retention, branded content advertisers, and net average branded content advertiser revenue have limitations as analytical tools, and investors should not consider them in isolation. Additionally, the aforementioned metrics do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. Pro forma amounts for acquisitions and dispositions are calculated as if the acquisitions and / or dispositions occurred on the first day of the applicable period.

The following table sets forth certain operating metrics for our branded content revenue for the three months ended December 31, 2025 and 2024 (on a trailing 12-month basis):

	December 31,
	2025	2024
Net branded content advertiser revenue retention(1)	48%	41%
Branded content advertisers(2)	>20	>20
Net average branded content advertiser revenue(3)	$0.6	$0.7
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
•Content: Includes revenue generated from creating content, including promotional content, and customer advertising (herein referred to as “branded content”). Additionally, studio revenue generally includes revenue from feature films, micro-dramas, content licensing, TV projects, and other projects inspired by BuzzFeed IP. Content revenue is recognized when the content, or the related action (click or view), is delivered.
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
Impairment expense: Represents a non-cash goodwill impairment charge. Refer to Note 7 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
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

Results of Operations:
The following tables set forth our consolidated statements of operations data for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$185,266	$189,887	$230,441
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	110,151	105,065	129,782
Sales and marketing	15,755	19,729	35,942
General and administrative	50,426	58,627	78,026
Research and development	10,793	10,855	11,179
Depreciation and amortization	15,828	19,146	20,333
Impairment expense	30,199	—	—
Total costs and expenses	233,152	213,422	275,262
Loss from continuing operations	(47,886)	(23,535)	(44,821)
Other expense, net	(4,878)	(1,605)	(2,990)
Interest expense, net	(5,713)	(6,782)	(6,468)
Change in fair value of warrant liabilities	1,529	(1,372)	(11)
Change in fair value of derivative liability	—	—	180
Loss from continuing operations before income taxes	(56,948)	(33,294)	(54,110)
Income tax provision	386	662	1,602
Net loss from continuing operations	(57,334)	(33,956)	(55,712)
Net income (loss) from discontinued operations, net of tax	—	24,028	(33,610)
Net loss	(57,334)	(9,928)	(89,322)
Less: net income (loss) attributable to the noncontrolling interests	390	168	(743)
Net loss attributable to BuzzFeed, Inc.	$(57,724)	$(10,096)	$(88,579)
Costs and expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue, excluding depreciation and amortization	$1,332	$1,298	$752
Sales and marketing	631	492	781
General and administrative	3,277	3,297	3,911
Research and development[1]	580	444	(162)
	$5,820	$5,531	$5,282
_________________________________
(1) The negative stock-based compensation expense for the year ended December 31, 2023 for research and development was primarily due to forfeitures.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue(1):

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	59%	55%	56%
Sales and marketing	9%	10%	16%
General and administrative	27%	31%	34%
Research and development	6%	6%	5%
Depreciation and amortization	9%	10%	9%
Impairment expense	16%	—%	—%
Total costs and expenses	126%	112%	120%
Loss from continuing operations	(26)%	(12)%	(20)%
Other expense, net	(3)%	(1)%	(1)%
Interest expense, net	(3)%	(4)%	(3)%
Change in fair value of warrant liabilities	1%	(1)%	—%
Change in fair value of derivative liability	—%	—%	—%
Loss from continuing operations before income taxes	(31)%	(18)%	(24)%
Income tax provision	—%	—%	1%
Net loss from continuing operations	(31)%	(18)%	(25)%
Net income (loss) from discontinued operations, net of tax	—%	13%	(15)%
Net loss	(31)%	(5)%	(40)%
Less: net income (loss) attributable to the noncontrolling interests	—%	—%	—%
Net loss attributable to BuzzFeed, Inc.	(31)%	(5)%	(40)%
_____________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
For a discussion of our consolidated results of operations for the year ended December 31, 2024, including a year-to-year comparison between 2024 and 2023, refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of results for the years ended December 31, 2025 and 2024:
Revenue
Total revenue as follows (in thousands):

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Advertising	$91,685	$94,362	(3)%
Content	37,045	33,875	9%
Commerce and other	56,536	61,650	(8)%
Total revenue	$185,266	$189,887	(2)%
Advertising revenue decreased by $2.7 million, or 3%, for the year ended December 31, 2025, driven by a $7.5 million decline in direct sold advertising products, partially offset by a $4.8 million increase in programmatic advertising revenue. For the years ended December 31, 2025 and 2024, direct sold advertising revenue was $22.1 million and $29.5 million, respectively, and programmatic advertising revenue was $69.6 million and $64.8 million, respectively. The decline in direct sold advertising revenue reflects broader macroeconomic headwinds, reduced advertiser demand, and a shift in our strategy to focus more on programmatic advertising. We expect direct sold advertising to continue to decline in the short-term for these reasons. The increase in passive advertising revenue was driven by improved pricing on our owned and operated properties, as well as growth with our syndication partners.
Content revenue increased by $3.2 million, or 9%, for the year ended December 31, 2025, driven by a $10.4 million increase in studio revenue, partially offset by a $7.2 million decline in direct sold content revenue. For the years ended December 31, 2025 and 2024, studio revenue was $16.1 million and $5.7 million, respectively, and direct sold content revenue was $21.0 million and $28.2 million, respectively. The increase in studio revenue was predominantly due to an increase in revenue from feature films due to the timing of revenue recognition with respect to delivery and release of feature films and an increase in revenue from micro-dramas, partially offset by a decline in revenue associated with other non-recurring studio projects. The decline in direct sold content revenue was driven by a decrease in net average branded content advertiser revenue, which was due in part to reduced advertiser demand. We expect direct sold content revenue to continue to decline in the short-term, as we focus on programmatic advertising and affiliate revenue products, and we expect studio revenue to continue to grow in the near-term, as we continue to expand our feature film and micro-drama slate.
Commerce and other revenue decreased by $5.1 million, or 8%, for the year ended December 31, 2025, driven by a $4.1 million decrease in affiliate commerce revenue and a $1.0 million decrease in other revenue, such as product licensing. For the years ended December 31, 2025 and 2024, affiliate commerce revenue was $55.5 million and $59.6 million, respectively, and other revenue was $1.0 million and $2.0 million, respectively. The decline in in affiliate commerce revenue reflects less supplemental bonuses from our affiliate partners relative to the year-ago period. We expect affiliate commerce revenue to decline in the short-term for these reasons.
Cost of revenue, excluding depreciation and amortization:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Cost of revenue, excluding depreciation and amortization	$110,151	$105,065	5%
As a percentage of revenue	59%	55%
Cost of revenue, excluding depreciation and amortization, increased by $5.1 million, or 5%, for the year ended December 31, 2025, driven by a $10.3 million increase in variable cost of revenue reflecting changes in the product mix (primarily from lower-margin studio revenue, particularly feature films) and a $1.7 million increase in restructuring expenses, partially offset by a $6.5 million decrease in compensation expense reflecting our previous cost savings actions and a $0.7 million decrease in content and software expenses.
Sales and marketing:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Sales and marketing	$15,755	$19,729	(20)%
As a percentage of revenue	9%	10%
Sales and marketing expenses decreased by $4.0 million, or 20%, for the year ended December 31, 2025, driven by an $2.8 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $1.1 million decrease in restructuring expenses.
General and administrative:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
General and administrative	$50,426	$58,627	(14)%
As a percentage of revenue	27%	31%
General and administrative expenses decreased by $8.2 million, or 14%, for the year ended December 31, 2025, driven by a $2.4 million decrease from the reversal of an accrual that we determined we are no longer liable for, and is non-recurring in nature. The remaining decrease was driven by a $2.7 million decrease in compensation expense reflecting our previous cost savings actions, a $2.3 million decrease in rent expense, and a $0.5 million decrease in professional fees.
Research and development:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Research and development	$10,793	$10,855	(1)%
As a percentage of revenue	6%	6%
Research and development expenses decreased by $0.1 million, or 1%, for the year ended December 31, 2025.
Impairment expense:
For the year ended December 31, 2025, we recorded a non-cash goodwill impairment charge of $30.2 million. During the fourth quarter of 2025, we experienced a sustained decline in share price which we concluded was a triggering event for potential impairment and we performed a quantitative impairment assessment. Based on the results of the quantitative impairment assessment, we recorded a non-cash goodwill impairment charge of $30.2 million. There were no such non-cash impairment charges recorded in 2024. Refer to Note 7 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Depreciation and amortization:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Depreciation and amortization	$15,828	$19,146	(17)%
As a percentage of revenue	9%	10%

Depreciation and amortization decreased by $3.3 million, or 17%, for the year ended December 31, 2025, primarily due to a decrease in the depreciation of certain leasehold improvements, which were fully depreciated during the current year.
Other expense, net:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Other expense, net	$(4,878)	$(1,605)	NM
As a percentage of revenue	(3)%	(1)%
Other expense, net increased by $3.3 million for the year ended December 31, 2025, driven by a $2.1 million change in (loss) gain on disposition of assets ($0.8 million loss recorded during the current year, relative to a $1.3 million gain recorded during the prior year), a $1.6 million increase in loss on partial debt extinguishment associated with the former Notes, and a $0.7 million decrease in other income, largely reflecting less transition services’ income from the purchasers of First We Feast and Complex Networks. These were partially offset by a $0.7 million decrease in other expense (during the prior year, we incurred certain expenses upon terminating our former revolving credit facility) and a $0.3 million increase in unrealized foreign exchange gain.
NM: percentage is not meaningful.
Interest expense, net:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Interest expense, net	$(5,713)	$(6,782)	(16)%
As a percentage of revenue	(3)%	(4)%
Interest expense, net decreased by $1.1 million, or 16%, for the year ended December 31, 2025 driven by less cumulative debt outstanding in 2025 relative to the year-ago period. Refer to Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Change in fair value of warrant liabilities:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Change in fair value of warrant liabilities	$1,529	$(1,372)	NM
As a percentage of revenue	1%	(1)%
We recorded a gain related to the change in fair value of warrant liabilities of $1.5 million for the year ended December 31, 2025, compared to a loss of $1.4 million for the year ended December 31, 2024.
NM: percentage is not meaningful.
Income tax provision:

	Year Ended December 31,		2024 to 2025 % Change
(In thousands)	2025	2024
Income tax provision	$386	$662	(42)%
As a percentage of revenue	—%	—%
For the year ended December 31, 2025, the Company recorded an income tax expense of $0.4 million related to federal, state, and foreign taxes. The Company’s effective tax rate of (0.7)% differs from the statutory rate of 21%

primarily related to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis and an income tax provision for foreign taxes.

For the year ended December 31, 2024, the Company recorded an income tax expense of $0.7 million related to federal, state, and foreign taxes. The Company’s effective tax rate of (2.0)% differs from the statutory rate of 21% primarily related to a research and development tax credit and a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis, and an income tax provision for foreign taxes.

As of December 31, 2025, the Company continued to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Net income (loss) from discontinued operations, net of tax:

The Complex Disposition and the First We Feast Disposition were finalized during 2024, and therefore there was no activity in the current year.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss from continuing operations, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax provision, interest expense, net, other expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, change in fair value of derivative liability, restructuring costs, impairment expense, transaction-related costs, certain litigation costs, amortization of capitalized interest for content, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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

Reconciliation from Net loss from continuing operations to Adjusted EBITDA
The following table reconciles consolidated net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net loss income from continuing operations	$(57,334)	$(33,956)	$(55,712)
Income tax provision	386	662	1,602
Interest expense, net	5,713	6,782	6,468
Other expense, net	4,878	1,605	2,990
Depreciation and amortization	15,828	19,146	20,333
Stock-based compensation	5,820	5,531	5,282
Change in fair value of warrant liabilities	(1,529)	1,372	11
Change in fair value of derivative liability	—	—	(180)
Restructuring[1]	3,492	3,179	6,761
Impairment expense[2]	30,199	—	—
Transaction-related costs[3]	1,089	680	800
Litigation costs[4]	—	450	—
Amortization of capitalized interest for content[5]	255	—	—
Adjusted EBITDA	$8,797	$5,451	$(11,645)
_____________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the years ended December 31, 2025, 2024, and 2023. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
(2)Reflects a non-cash goodwill impairment expense recorded during the year ended December 31, 2025. Refer to Note 7 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
(3)Reflects transaction-related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or contemplated transaction and include professional fees, integration expenses, and certain costs related to integrating and converging information technology systems. For the year ended December 31, 2025, these represent the write-off of deferred offering costs that we determined were no longer recoverable.
(4)Reflects costs related to litigation that are outside the ordinary course of our business. We believe it is useful to exclude such charges because we do not consider such amounts to be part of the ongoing operations of our business and because of the singular nature of the claims underlying the matter.
(5)Reflects the non-cash amortization of interest costs that were capitalized as part of capitalized film costs; this add-back aligns the treatment of capitalized interest with the exclusion of interest expense from Adjusted EBITDA.
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
Since our inception, we have generally incurred significant losses and used cash flows from operations to grow our owned and operated properties and iconic brands. During the year ended December 31, 2025, we incurred a net loss of

$57.3 million and used cash flows from operations of $18.7 million. Additionally, as of December 31, 2025, we had unrestricted cash and cash equivalents of $8.5 million and an accumulated deficit of $679.6 million.
Our current restricted cash balance of $15.8 million relates to funds held in Company-owned deposit accounts that are pledged as collateral for our existing letters of credit and, upon the expiration of certain of these letters of credit, approximately $15.0 million is required to be paid to our lenders under the Credit Agreement (as defined under “Term Loan” below), which also includes a $5.0 million minimum cash covenant ($3.5 million through April 30, 2026, as discussed within Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K).
As disclosed within Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, in May 2025, we secured a $40.0 million asset-backed Term Loan (as amended, and defined under “Term Loan” below) and used a portion of the proceeds to repay, in full, the Notes. In August 2025, we received an incremental $5.0 million under the Second Amended Credit Agreement (as defined under “Term Loan” below), which was due on February 20, 2026 (as extended through April 30, 2026, as discussed within Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K).
As further disclosed in Note 14 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K, our Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period and has continued to remain below $1.00 as of the issuance date. However, in order to remain in compliance with Nasdaq market listing requirements, our Class A common stock price must exceed $1.00 per share for a specified minimum period (i.e., at least 10 consecutive business days). As a result of the decline in its stock price, we received a notice of noncompliance from Nasdaq on March 2, 2026, notifying us that we had until August 31, 2026 to regain compliance. If we are not able to regain compliance and, as such, our Class A common stock is delisted from Nasdaq, we will be faced with a number of significant material adverse consequences, including limited availability of market quotations for our Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by any indebtedness; limited liquidity for our stockholders due to thin trading; and a potential loss of confidence by investors, employees, and other third parties who do business with us.
These conditions and events raise substantial doubt about our ability to continue as a going concern.
To address our capital needs, we may explore options to restructure our outstanding debt, and we are working to optimize our consolidated balance sheet. However, we can provide no assurance that we will generate sufficient cash inflows from operations, that we will be successful in obtaining such new financing, or that we will be able to optimize our consolidated balance sheet in a manner necessary to fund our obligations as they become due over the next 12 months beyond the issuance date. Additionally, we may implement incremental cost savings actions and pursue additional sources of outside capital to supplement our funding obligations as they become due, which includes additional offerings of our Class A common stock under the at-the-market offering (refer to Note 9 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details). However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than our at-the-market offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. We can provide no assurance that we will successfully generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through our at-the-market offering) or implement incremental cost savings.
Moreover, on an ongoing basis, we are evaluating strategic changes to our operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to our business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, our available cash, liquidity, and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions. As of the issuance date, we continue to work on optimizing our consolidated balance sheet and evaluate our assets.
Based on our liquidity position as of December 31, 2025 and our current forecast of operating results and cash flows, in the absence of any of the above-described plans to address our capital needs, we anticipate that we will not have sufficient resources to fund our cash obligations for the next 12 months following the issuance date. In addition, we have concluded that the above-described plans do not alleviate substantial doubt about our ability to continue as a going concern.
The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Standby Letters of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords and remain outstanding as of December 31, 2025. Additionally, during the first quarter of 2025, we entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the landlord for our new corporate headquarters and remains outstanding as of December 31, 2025. Refer to Note 13 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details regarding our corporate headquarters.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, we entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of Notes. In connection with the closing of the Business Combination, we issued, and those investors purchased, the Notes, which were governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024 (i.e., the “Indenture”). The Notes were convertible into shares of our Class A common stock at a conversion price of approximately $50.00 and bore interest at a rate of 8.5% per annum, payable semi-annually.
We repurchased approximately $120.0 million of the Notes in 2024, and the remaining $30.0 million of the Notes were repurchased in 2025. The Indenture has been satisfied and discharged in full, except for those provisions that expressly survive as provided in Section 3.01 of the Indenture, including without limitation, Section 7.06 of the Indenture.
Term Loan
On May 23, 2025 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026, as discussed below, $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. We borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5%. We are required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of our outstanding standby letters of credit. The Term Loan is guaranteed by certain of our domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all of our assets and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, we must maintain minimum liquidity of $5.0 million. No other financial maintenance covenants are applicable, and we were in compliance with the aforementioned covenant as of December 31, 2025.
On August 25, 2025, we entered into the Amendment No. 2 to Credit Agreement (the “Second Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Second Amended Credit

Agreement, the “Credit Agreement”), which provided for an incremental loan commitment of $5.0 million, which was required to be repaid in full on February 20, 2026. We borrowed the incremental $5.0 million on August 25, 2025.
The Second Amended Credit Agreement also provides for a permitted overadvance of $25.0 million from August 25, 2025, through February 20, 2026 (the Third Amended Credit Agreement extended the $25.0 million overadvance through April 30, 2026, as discussed below).
On February 20, 2026, we entered into a consent letter with the Term Loan’s lenders and agent, thereby extending the repayment date until February 27, 2026. On February 27, 2026, we entered into a second consent letter with the Term Loan’s lenders and agents, thereby further extending the repayment date until March 6, 2026.
On March 11, 2026, we entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Third Amended Credit Agreement, the “Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest will apply (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverts back to $5.0 million at all times thereafter.
$45.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of December 31, 2025.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of ours, acquired a majority stock interest in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million was due when Girls Like Girls Film Inc. received expected production tax credits. $3.6 million was repaid in September 2025 and approximately $1.0 million was repaid in December 2025. The remaining balance was repaid in February 2026, and this debt facility is now closed. Refer to Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Film Financing Arrangements
We, through indirectly held subsidiaries, enter into various film financing arrangements in order to cash flow feature films in various phases of production. These arrangements commonly utilize both short-term and long-term debt instruments, including both general credit facilities as well as financing secured by anticipated future cash flows, such as expected production tax credits or the value of current and prospective contractual arrangements with third parties. The lenders of these film financing arrangements often have a first priority lien in all of the aforementioned indirectly held subsidiaries’ assets until all outstanding indebtedness is repaid. Furthermore, these film financing arrangements are often funded in installments over time, and often require repayment in installments or tranches. Interest and other fees are often fixed, unless in the event of default. Some of these arrangements require funds to be remitted directly to the lenders from tax authorities or from the Company’s customers.
As interest expense associated with film financing arrangements is generally fixed, debt discount / issuance costs are capitalized and included in film costs, net within the consolidated balance sheets. These capitalized costs are amortized to cost of revenue, excluding depreciation and amortization using the individual film forecast method, under which amortization is recognized in proportion to the ratio of current period revenue recognized to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received over the period of 10 years following release).
As of December 31, 2025, the carrying value (which approximates the principal amount) of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively. Refer to Note 8 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Cash flows (used in) provided by operating, investing and financing activities from continuing operations were as follows for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash used in operating activities from continuing operations	$(18,748)	$(5,686)	$(692)
Cash used in investing activities from continuing operations	(14,060)	(12,419)	(14,723)
Cash provided by (used in) financing activities	21,590	(154,600)	812
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering agreement to $150.0 million. As of December 31, 2025, we had sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes.
Operating Activities
For the year ended December 31, 2025, cash used in operating activities from continuing operations was $18.7 million compared to $5.7 million for the year ended December 31, 2024. The change was primarily driven by a $35.6 million increase in the change in accounts payable, a $7.6 million increase in the change in deferred revenue, a $3.4 million improvement in net loss, adjusted for non-cash items, and a $0.7 million increase in the change in lease liabilities. These were partially offset by a $21.4 million decrease in the change in accounts receivable, a $18.5 million decrease in the change in film costs, a $10.7 million decease in the change in accrued expenses, other current liabilities, and other liabilities, a $6.4 million decrease in the change in prepaid expenses and other current assets and prepaid expenses and other assets, and a $3.4 million decrease in the change in accrued compensation.
For the year ended December 31, 2024, cash used in operating activities from continuing operations was $5.7 million compared to $0.7 million for the year ended December 31, 2023. The change was primarily driven by a $49.6 million decrease in the change in accounts payable, a $14.8 million decrease in the change in accounts receivable, and a $0.2 million decrease in the change in prepaid expenses and other current assets and prepaid expenses and other assets. These were partially offset by a $17.8 million increase in the change in accrued compensation, a $17.1 million improvement in net loss, adjusted for non-cash items, a $15.9 million increase in accrued expenses, other current liabilities, and other liabilities, a $5.9 million increase in the change in deferred revenue, a $1.7 million increase in the change in film costs, and a $1.2 million increase in lease liabilities.
Investing Activities
For the year ended December 31, 2025, cash used in investing activities from continuing operations was $14.1 million, which principally consisted of $12.4 million of capital expenditures on internal-use software and $2.0 million of other capital expenditures, partially offset by $0.5 million in proceeds from the sale of certain assets.
For the year ended December 31, 2024, cash used in investing activities from continuing operations was $12.4 million, which principally consisted of $12.1 million of capital expenditures on internal-use software and $0.7 million of other capital expenditures, partially offset by a $0.4 million in proceeds from the sale of an asset. For the year ended December

31, 2024, cash provided by investing activities from discontinued operations was $191.1 million, which represents the sales of Complex Networks and First We Feast (i.e., the Complex Disposition and First We Feast Disposition, respectively), and are non-recurring in nature.
For the year ended December 31, 2023, cash used in investing activities was $14.7 million, which consisted of $13.9 million of capital expenditures on internal-use software and $1.0 million of other capital expenditures, partially offset by $0.2 million in proceeds from the sale of an asset.
Financing Activities
For the year ended December 31, 2025, cash provided by financing activities was $21.6 million, which consisted of $44.0 million in borrowings from the Term Loan, $13.6 million in borrowings from film financing arrangements, and $5.1 million in proceeds from co-financing arrangements for feature films. These were partially offset by $30.0 million in repayments of the Notes, a $3.3 million repurchase of common stock, $2.6 million in repayments of film financing facilities, $2.1 million in consent solicitation statement fee payments, $1.9 million in distributions paid to noncontrolling interests, $0.8 million in payments of debt issuance costs associated with the Term Loan, and $0.2 million in payments for withholding taxes on the vesting of certain restricted stock units (“RSUs”).
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
Our principal commitments consist of obligations for repayment of borrowings under the Term Loan and film financing arrangements, along with obligations for office space under non-cancelable operating leases with various expiration dates through 2031 (assumes the early termination option afforded under the new lease for our new corporate headquarters is exercised; otherwise, 2036). Refer to Notes 8, 13, and 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our contractual obligations.
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
We generate revenue from creating content, including promotional content, customer advertising, feature films, micro-dramas, and content licensing. Our performance obligations consist of BuzzFeed-created content for use by our customers or the delivery of a promised number of actions related to the content (such as impressions or views). The revenue is recognized when the content, or the related action, is delivered. Variable consideration, subject to constraint, may be included in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
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
Income Taxes
We are subject to income taxes in the U.S. and multiple foreign jurisdictions. Significant judgment is required in determining our provision and evaluating our income tax positions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
For the 2025 annual impairment test, we performed a qualitative assessment as of October 1, 2025, and concluded the fair value of our single reporting unit was greater than its carrying value. However, during the fourth quarter of 2025, we experienced a sustained decline in share price. As such, we performed a quantitative impairment assessment as of December 31, 2025. The results of the quantitative impairment assessment concluded the fair value of our single reporting unit was below the carrying value and, as such, we recorded a non-cash goodwill impairment charge of $30.2 million.
Our quantitative impairment assessment utilized a market approach. The key assumption in the market approach included determining a control premium, which was estimated using historical transactions that occurred between 2022 and 2025.
Our impairment analysis is sensitive to changes in key assumptions and market data, including the quoted price of our common stock and the estimated control premium. If market conditions deteriorate or if our stock price declines further, it is possible that an additional impairment charge may need to be recorded in the future. Refer to Note 7 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.
Impairment of Long-Lived Assets
We review our long-lived assets, including our right-of-use assets, capitalized software costs, and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If circumstances require a long-lived asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques which may include discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
Accounting for Films
Capitalized film costs are predominantly monetized individually.
Film cost amortization and participation liabilities are based on management’s estimates. Costs to produce films are amortized and estimated liabilities for participations are accrued using the individual film forecast method, based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“ultimate revenue”). Management’s judgment is required in estimating ultimate revenue and the costs to be incurred throughout the life of each film.
Management estimates ultimate revenue based on historical experience with similar titles or the title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions, and other tangible and intangible factors, many of which we do not control and which may change. For feature films, ultimate revenue includes estimates over a period not to exceed 10 years following the date of initial release of the motion picture.
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews, and revises when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and / or a write-down of all or a portion of the unamortized costs of the film to its estimated fair value.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value.

An individual film is evaluated for impairment when events or changes in circumstances indicate that the fair value of an individual film is less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.

Additionally, we enter into co-financing arrangements with third parties to jointly finance or distribute certain of our film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. We account for the proceeds received from the investor under these arrangements as a reduction of its capitalized film costs and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in cost of revenue, excluding depreciation and amortization in the consolidated statements of operations. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
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
In addition, we rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Specifically, subject to the satisfaction of certain conditions set forth in the JOBS Act, we are not required to, and do not intend to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements; and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation, and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until December 31, 2026 (i.e., the last day of our fiscal year following the fifth anniversary of 890’s initial public offering).
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our consolidated financial statements for the years ended December 31, 2025 and 2024.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million at December 31, 2025 and 2024. Refer to Note 2 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional details.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of BuzzFeed, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BuzzFeed, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, used cash flows from operations, has insufficient liquidity to fund the Company’s obligations as they become due over the next year beyond the issuance date, and has uncertainty associated with the Company’s ability to regain compliance with the Nasdaq bid price requirements to remain listed on Nasdaq. These conditions and events raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 16, 2026
We have served as the Company’s auditor since 2019.

BUZZFEED, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$8,465	$22,373
Restricted cash	15,750	—
Accounts receivable (net of allowance for doubtful accounts of $683 and $1,039 as at December 31, 2025 and 2024, respectively)	45,496	48,944
Prepaid expenses and other current assets	16,411	13,294
Total current assets	86,122	84,611
Property and equipment, net	4,504	6,195
Right-of-use assets	23,002	28,562
Capitalized software costs, net	24,245	22,653
Intangible assets, net	10,167	11,751
Goodwill	13,105	43,304
Film costs, net	19,397	1,712
Noncurrent restricted cash	3,524	16,275
Prepaid expenses and other assets	4,073	6,335
Total assets	$188,139	$221,398

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,548	$14,251
Accrued expenses	12,411	18,881
Deferred revenue	7,405	555
Accrued compensation	8,305	11,668
Current lease liabilities	12,706	22,084
Current debt	30,524	25,518
Other current liabilities	4,319	3,879
Total current liabilities	95,218	96,836
Noncurrent lease liabilities	14,725	15,138
Debt	27,861	—
Warrant liabilities	—	1,778
Other liabilities	250	704
Total liabilities	138,054	114,456

Commitments and contingencies

Stockholders’ equity
Class A Common stock, $0.0001 par value; 700,000 shares authorized; 37,857 and 37,025 shares issued; 36,030 and 37,025 shares outstanding at December 31, 2025 and 2024, respectively	3	3
Class B Common stock, $0.0001 par value; 20,000 shares authorized; 1,343 and 1,343 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Treasury stock, at cost, 1,827 and 0 shares at December 31, 2025 and 2024, respectively	(3,332)	—
Additional paid-in capital	735,992	730,369
Accumulated deficit	(679,588)	(621,864)
Accumulated other comprehensive loss	(3,715)	(3,735)
Total BuzzFeed, Inc. stockholders’ equity	49,361	104,774
Noncontrolling interests	724	2,168
Total stockholders’ equity	50,085	106,942
Total liabilities and stockholders' equity	$188,139	$221,398
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$185,266	$189,887	$230,441
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	110,151	105,065	129,782
Sales and marketing	15,755	19,729	35,942
General and administrative	50,426	58,627	78,026
Research and development	10,793	10,855	11,179
Depreciation and amortization	15,828	19,146	20,333
Impairment expense	30,199	—	—
Total costs and expenses	233,152	213,422	275,262
Loss from continuing operations	(47,886)	(23,535)	(44,821)
Other expense, net	(4,878)	(1,605)	(2,990)
Interest expense, net	(5,713)	(6,782)	(6,468)
Change in fair value of warrant liabilities	1,529	(1,372)	(11)
Change in fair value of derivative liability	—	—	180
Loss from continuing operations before income taxes	(56,948)	(33,294)	(54,110)
Income tax provision	386	662	1,602
Net loss from continuing operations	(57,334)	(33,956)	(55,712)
Net income (loss) from discontinued operations, net of tax	—	24,028	(33,610)
Net loss	(57,334)	(9,928)	(89,322)
Less: net income (loss) attributable to the noncontrolling interests	390	168	(743)
Net loss attributable to BuzzFeed, Inc.	$(57,724)	$(10,096)	$(88,579)
Net loss from continuing operations attributable to holders of Class A and Class B common stock:
Basic and diluted	$(57,724)	$(34,124)	$(54,969)
Net loss from continuing operations per Class A and Class B common share:
Basic and diluted	$(1.53)	$(0.91)	$(1.54)
Weighted average common shares outstanding:
Basic and diluted	37,835	37,386	35,766

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net loss	$(57,334)	$(9,928)	$(89,322)
Other comprehensive income (loss)
Foreign currency translation adjustment	109	(1,527)	(771)
Other comprehensive income (loss)	109	(1,527)	(771)
Comprehensive loss	(57,225)	(11,455)	(90,093)
Comprehensive income (loss) attributable to noncontrolling interests	390	168	(743)
Foreign currency translation adjustment attributable to noncontrolling interests	89	(292)	(239)
Comprehensive loss attributable to BuzzFeed, Inc.	$(57,704)	$(11,331)	$(89,111)
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ of BuzzFeed, Inc.
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total BuzzFeed, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	31,597	$3	1,670	$1	1,620	$—	$—	$716,244	$(523,063)	$(1,968)	$191,217	$3,337	$194,554
Cumulative effect of accounting change (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326))	—	—	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	—	(88,579)	—	(88,579)	(743)	(89,322)
Stock-based compensation	—	—	—	—	—	—	—	6,323	—	—	6,323	—	6,323
Issuance of common stock in connection with share-based plans	1,170	—	—	—	—	—	—	29	—	—	29	—	29
Shares withheld for employee taxes	(171)	—	—	—	—	—	—	(451)	—	—	(451)	—	(451)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	517	—	—	—	—	—	—	947	—	—	947	—	947
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(532)	(532)	(239)	(771)
Conversion of Class B common stock to Class A common stock	302	—	(302)	—	—	—	—	—	—	—	—	—	—
Conversion of Class C common stock to Class A common stock	1,620	—	—	—	(1,620)	—	—	—	—	—	—	—	—
Balance at December 31, 2023	35,035	$3	1,368	$1	—	$—	$—	$723,092	$(611,768)	$(2,500)	$108,828	$2,355	$111,183
Net (loss) income	—	—	—	—	—	—	—	—	(10,096)	—	(10,096)	168	(9,928)
Stock-based compensation	—	—	—	—	—	—	—	5,725	—	—	5,725	—	5,725
Issuance of common stock in connection with share-based plans	1,482	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes and other	(149)	—	—	—	—	—	—	(331)	—	—	(331)	(63)	(394)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,235)	(1,235)	(292)	(1,527)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	632	—	—	—	—	—	—	1,883	—	—	1,883	—	1,883
Conversion of Class B common stock to Class A common stock	25	—	(25)	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2024	37,025	$3	1,343	$1	—	$—	$—	$730,369	$(621,864)	$(3,735)	$104,774	$2,168	$106,942

Net (loss) income	—	—	—	—	—	—	—	—	(57,724)	—	(57,724)	390	(57,334)
Stock-based compensation	—	—	—	—	—	—	—	5,820	—	—	5,820	—	5,820
Issuance of common stock in connection with share-based plans	958	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes and other	(130)	—	—	—	—	—	—	(210)	—	—	(210)	—	(210)
Other comprehensive income	—	—	—	—	—	—	—	—	—	20	20	89	109
Issuance of common stock in connection with at-the-market offering, net of issuance costs	4	—	—	—	—	—	—	13	—	—	13	—	13
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1,923)	(1,923)
Repurchase of common stock	—	—	—	—	—	—	(3,332)	—	—	—	(3,332)	—	(3,332)
Balance at December 31, 2025	37,857	$3	1,343	$1	—	$—	$(3,332)	$735,992	$(679,588)	$(3,715)	$49,361	$724	$50,085

The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(57,334)	$(9,928)	$(89,322)
Less: net (income) loss from discontinued operations, net of tax	—	(24,028)	33,610
Net loss from continuing operations	(57,334)	(33,956)	(55,712)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization	15,828	19,146	20,333
Unrealized gain on foreign currency	(1,225)	(872)	(1,088)
Stock-based compensation	5,820	5,531	5,282
Change in fair value of warrants	(1,529)	1,372	11
Change in fair value of derivative liability	—	—	(180)
Amortization of debt discount and deferred issuance costs	7,140	6,086	1,766
Deferred income tax	88	(304)	3,236
Loss (gain) on disposition of assets	800	(1,250)	(175)
Loss on investment	—	—	3,500
Provision for doubtful accounts	(356)	(385)	(581)
Impairment expense	30,199	—	—
Noncash lease expense	17,473	18,123	20,017
Changes in operating assets and liabilities:
Accounts receivable	4,419	25,816	40,568
Prepaid expenses and other current assets and prepaid expenses and other assets	(224)	6,129	6,284
Film costs	(18,525)	(5)	(1,707)
Accounts payable	5,156	(30,464)	19,149
Accrued compensation	(3,888)	(474)	(18,257)
Accrued expenses, other current liabilities, and other liabilities	(7,393)	3,288	(12,619)
Lease liabilities	(21,535)	(22,222)	(23,421)
Deferred revenue	6,338	(1,245)	(7,098)
Cash used in operating activities from continuing operations	(18,748)	(5,686)	(692)
Cash used in operating activities from discontinued operations	—	(14,993)	(5,411)
Cash used in operating activities	(18,748)	(20,679)	(6,103)

Investing activities:
Capital expenditures	(1,958)	(691)	(964)
Capitalization of internal-use software	(12,394)	(12,078)	(13,934)
Business combinations, net of cash acquired	(233)	—	—
Proceeds from sale of assets	525	350	175
Cash used in investing activities from continuing operations	(14,060)	(12,419)	(14,723)
Cash provided by investing activities from discontinued operations	—	191,075	—
Cash (used in) provided by investing activities	(14,060)	178,656	(14,723)

Financing activities:
Borrowings from Term Loan	43,975	—	—
Borrowings from film financing arrangements	13,638	—	—
Proceeds from co-financing arrangements for feature films	5,089	—	—
Borrowings on revolving credit facility	—	—	2,128
Payment on Convertible Notes	(30,000)	(120,000)	—
Payment of consent solicitation fees	(2,089)	(900)	—
Payment of film financing arrangements for feature films	(2,631)	—	—
Payment on revolving credit facility	—	(33,837)	(1,796)
Payment of early termination fee for revolving credit facility	—	(500)	—
Payment of Term Loan's debt issuance costs	(754)	—	—
Repurchase of common stock	(3,332)	—	—

Proceeds from exercise of stock options	16	1	29
Payment for shares withheld for employee taxes	(224)	(394)	(451)
Proceeds from the issuance of common stock in connection with the at-the-market offering, net of issuance costs	(175)	1,030	902
Distributions to noncontrolling interests	(1,923)	—	—
Cash provided by (used in) financing activities	21,590	(154,600)	812
Effect of currency translation on cash and cash equivalents	309	(366)	(123)
Net (decrease) increase in cash and cash equivalents	(10,909)	3,011	(20,137)
Cash and cash equivalents and restricted cash at beginning of year	38,648	35,637	55,774
Cash and cash equivalents and restricted cash at end of year	$27,739	$38,648	$35,637
The accompanying notes are an integral part of these consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed” or the “Company”) is a premier digital media company. Across pop culture, entertainment, shopping, food, and news, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty. BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
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
Additionally, pursuant to subscription agreements entered into in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company issued, and certain investors purchased, $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (the “Notes”) concurrently with the closing of the Business Combination. The Company repurchased approximately $120.0 million of the Notes in 2024 and the remaining $30.0 million in 2025, resulting in the full redemption of the Notes. Refer to Note 8 herein for additional details.
Liquidity and Going Concern
The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from continuing operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds.
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
Since its inception, the Company has generally incurred significant losses and used cash flows from operations to grow its owned and operated properties and its iconic brands. During the year ended December 31, 2025, the Company incurred a net loss of $57.3 million and used cash flows from operations of $18.7 million. Additionally, as of December 31, 2025, the Company had unrestricted cash and cash equivalents of $8.5 million and an accumulated deficit of $679.6 million.
The Company’s current restricted cash balance of $15.8 million relates to funds held in Company-owned deposit accounts that are pledged as collateral for the Company’s existing letters of credit and, upon the expiration of certain of these letters of credit, approximately $15.0 million is required to be paid to our lenders under the Credit Agreement (as defined within Note 8 herein), which also includes a $5.0 million minimum cash covenant ($3.5 million through April 30, 2026, as discussed within Note 8 herein).
As disclosed in Note 8 herein, in May 2025, the Company secured a $40.0 million asset-backed Term Loan (as amended, and as defined within Note 8 herein) and used a portion of the proceeds to repay, in full, the Notes. In August

2025, the Company received an incremental $5.0 million under the Second Amended Credit Agreement (as defined within Note 8 herein), which was due on February 20, 2026 (as extended through April 30, 2026, as discussed within Note 8 herein).
As further disclosed in Note 14 herein, the Company’s Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period and has continued to remain below $1.00 as of the issuance date. However, in order to remain in compliance with Nasdaq market listing requirements, the Company’s Class A common stock price must exceed $1.00 per share for a specified minimum period (i.e., at least 10 consecutive business days). As a result of the decline in its stock price, the Company received a notice of noncompliance from Nasdaq on March 2, 2026, notifying the Company that it had until August 31, 2026 to regain compliance. If the Company is not able to regain compliance and, as such, the Company’s Class A common stock is delisted from Nasdaq, the Company will be faced with a number of significant material adverse consequences, including limited availability of market quotations for its Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by any indebtedness; limited liquidity for its stockholders due to thin trading; and a potential loss of confidence by investors, employees, and other third parties who do business with the Company.
These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
To address its capital needs, the Company may explore options to restructure its outstanding debt, and is working to optimize its consolidated balance sheet. However, the Company can provide no assurance that it will generate sufficient cash inflows from operations, that it will be successful in obtaining such new financing, or that it will be able to optimize its consolidated balance sheet in a manner necessary to fund its obligations as they become due over the next 12 months beyond the issuance date. Additionally, the Company may implement incremental cost savings actions and pursue additional sources of outside capital to supplement its funding obligations as they become due, which includes additional offerings of its Class A common stock under the at-the-market offering (refer to Note 9 herein for additional details). However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than the Company’s at-the-market offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC. The Company can provide no assurance it will successfully generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through the Company’s at-the-market offering) or implement incremental cost savings.
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, the Company’s available cash, liquidity, and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions. As of the issuance date, the Company continues to work on optimizing its consolidated balance sheet and evaluating its assets.
Based on the Company’s liquidity position as of December 31, 2025 and our current forecast of operating results and cash flows, in the absence of any of the above-described plans to address our capital needs, we anticipate that we will not have sufficient resources to fund our cash obligations for the next 12 months following the issuance date. In addition, the Company has concluded that the above-described plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of BuzzFeed, Inc., and its wholly-owned and majority-owned subsidiaries. The Company’s consolidated financial statements are prepared in accordance with U.S.

GAAP. Certain prior-period amounts have been reclassified to conform to the current-period presentation. All intercompany balances and transactions have been eliminated in consolidation.
The Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.
In August 2015, the Company signed a Joint Venture Agreement (the “JVA”) with Yahoo Japan to establish and develop operations in Japan. During the year ended December 31, 2022, Yahoo Japan transferred its interests in BuzzFeed Japan to other third parties. During the year ended December 31, 2024, a 3.0% minority interest partner sold its interest in BuzzFeed Japan back to BuzzFeed Japan. As such, BuzzFeed Japan is a joint venture controlled 52.6% by the Company, through its wholly-owned subsidiaries, BuzzFeed UK Limited, and The Huffington Post Holdings LLC, 25.3% by Asahi Shimbun Company, and 22.1% by Asahi Broadcasting Group Holdings Corporation Ltd. BuzzFeed Japan carries out the core BuzzFeed business in the Japanese language for the Japanese market. BuzzFeed Japan is included as a consolidated subsidiary in the consolidated financial statements.
During 2025, 2024, and 2023, the Company established several production companies created solely for the purpose of producing a single film each, which are considered VIEs. The Company is the primary beneficiary of each production company, as it has the ability to direct the activities that most significantly impact the economic performance of the entities, the obligation to absorb losses, and the right to receive benefits from the entities. As a result, the production companies are included as consolidated subsidiaries in the consolidated financial statements.
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
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statements of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
The Company disposed of Complex Networks, excluding the First We Feast brand, on February 21, 2024 (i.e., the “Complex Disposition”). Additionally, the Company disposed of First We Feast on December 11, 2024 (i.e., the “First We Feast Disposition”). The financial results of Complex Networks and First We Feast have been presented as discontinued operations in the consolidated statements of operations for the years ended December 31, 2024 and 2023. Refer to Note 18 herein for additional details.
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
Key estimates and assumptions relate primarily to revenue recognition, valuation allowances for deferred income tax assets, allowance for doubtful accounts, useful lives of tangible and intangible assets, impairment of long-lived assets and goodwill, ultimate revenue used for the amortization of capitalized film costs and accruals of investor costs and participations, and capitalized software costs.
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
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, deferred revenue, other current liabilities approximate fair value. Money market funds (including restricted cash) are categorized as Level 1.

The Company’s non-financial assets, which include property and equipment, capitalized software costs, film costs, prepaid and other assets, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at its fair value.
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
The Company classifies all cash, the use of which is limited by contractual provisions, as restricted cash. Restricted cash primarily includes cash that is held as collateral for certain lease agreements which affect the amount of cash the Company has available for other uses. As of, and for the years ended December 31, 2025 and 2024, restricted cash totaled $19.3 million and $16.3 million, respectively.
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
The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2025	2024	2023
Balance as of January 1,	$1,039	$1,424	$1,879
Additions	469	138	1,407
Write-offs, net of recoveries	(825)	(523)	(1,862)
Balance as of December 31,	$683	$1,039	$1,424
As of December 31, 2025 and 2024, the Company had one customer that represented 26% of net accounts receivable for both years (i.e., Amazon, primarily for our affiliate commerce transactions). The Company had one customer that represented 28% of total revenue for the year ended December 31, 2025 (i.e., Amazon, primarily for our affiliate commerce transactions), one customer that represented 30% of total revenue for the year ended December 31, 2024, and two customers that represented 20% and 11% of total revenue for the year ended December 31, 2023, respectively. One customer, Amazon, accounts for the significant majority of our commerce and other revenues.
Film Costs, net
Capitalized film costs are predominantly monetized individually.
Film cost amortization as well as participation liabilities are based on management’s estimates. Costs to produce films are amortized and estimated liabilities for participations are accrued using the individual film forecast method, based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“ultimate revenue”). The Company’s judgment is required in estimating ultimate revenue and the costs to be incurred throughout the life of each film.
The Company estimates ultimate revenue based on historical experience with similar titles or the title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions, and other tangible and intangible factors, many of which we do not control and which may change. For feature films, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.
Film costs, which were included in film costs, net, on the on the consolidated balance sheets, were as follows:

	December 31, 2025	December 31, 2024
Individual Monetization:
Feature films in production	$13,118	$—
Completed feature films, less amortization	6,279	1,712
Total	$19,397	$1,712
The Company amortized film costs of $7.4 million, $0.1 million, and $3.2 million associated with individually monetized feature films during the years ended December 31, 2025, 2024 and 2023, respectively. Film cost amortization is included in cost of revenue, excluding depreciation and amortization, in the consolidated statements of operations.
The Company enters into co-financing arrangements with third parties to jointly finance or distribute certain of its film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. The Company accounts for the proceeds received from the investor under these arrangements as a reduction of its capitalized film costs (approximately $4.7 million as of December 31, 2025) and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in cost of revenue, excluding depreciation and amortization, in the consolidated statements of operations. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $2.6 million and $0.3 million as of December 31, 2025 and December 31, 2024, respectively. Production tax incentives resulted in a reduction of cost of revenue, excluding depreciation and amortization, in the consolidated statements of operations of approximately $2.0 million for the year ended December 31, 2025. The Company had receivables related to production tax credits of $3.2 million and $1.3 million as of December 31, 2025 and 2024, respectively, included in prepaid and other current assets in the consolidated balance sheets.
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
As of December 31, 2025 and 2024, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the consolidated balance sheets, was $0.8 million and $0.8 million as of December 31, 2025 and 2024, respectively.
Evaluation of Long-Lived Assets and Impairment
The Company reviews its long-lived assets, including capitalized software costs, right-of-use assets, and property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, which may include discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2025, 2024, or 2023.
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
Content
The Company generates revenue from creating content, including promotional content, customer advertising, feature films, micro-dramas, and content licensing. The Company’s performance obligations typically consist of Company-created content for use by its customers or the delivery of a promised number of actions related to the content (impressions or views). The revenue is recognized when the content, or the related action, is delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

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
The following table summarizes stock-based compensation cost included in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue, excluding depreciation and amortization	$1,332	$1,298	$752
Sales and marketing	631	492	781
General and administrative	3,277	3,297	3,911
Research and development[1]	580	444	(162)
	$5,820	$5,531	$5,282
_________________________________
(1) The negative stock-based compensation expense for the year ended December 31, 2023 for research and development was primarily due to forfeitures.
The Company recognized no income tax benefit in the consolidated statements of operations for stock-based compensation arrangements in 2025, 2024 or 2023.
Comprehensive Loss
Comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, such as cumulative foreign currency translation adjustments, comprehensive income (loss) attributable to noncontrolling interests, and foreign currency translation adjustment attributable to noncontrolling interests.
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
Revision of Prior Period Financial Statements
During the fourth quarter of the year ended December 31, 2025, the Company identified an immaterial classification and disclosure misstatement related to the presentation and disclosure of restricted cash in its previously issued consolidated financial statements for the years ended December 31, 2024 and 2023. Specifically, the restricted cash amounts were not previously presented or disclosed in the consolidated financial statements. SEC Regulation S-X, Rule 5-02(1), requires registrants to separately disclose cash and cash items which are restricted as to withdrawal or usage. The Company evaluated the misstatement and concluded that it was not material to its previously issued interim and annual consolidated financial statements. The Company has revised the classification and disclosure of restricted cash in its consolidated balance sheets as of the relevant periods.
The Company determined that the misstatement originated from the existing material weakness over the financial statement close process. The misstatement had no impact on the consolidated statements of operations, and no impact on total assets and total liabilities within the consolidated balance sheets. The misstatement did not change any of management’s conclusions on its ability to continue as a going concern for any period.
A summary of the revisions to the impacted periods are shown below (in thousands):

	As of December 31, 2024			As of December 31, 2023
	As Reported	Revision	As Revised	As Reported	Revision	As Revised
Cash and cash equivalents	$38,648	$(16,275)	$22,373	$35,637	$(25,000)	$10,637
Restricted cash	—	—	—	—	—	—
Total current assets	100,886	(16,275)	84,611	132,789	(25,000)	107,789
Noncurrent restricted cash	—	16,275	16,275	—	25,000	25,000
Total assets	$221,398	$—	$221,398	$411,476	$—	$411,476
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
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this standard for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements. Refer to Note 11 herein for additional details.
Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on current accounts receivable and contract assets. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to improve the operability and application of guidance related to capitalized software development costs. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period; however, if adopted in an interim period, it must be applied from the beginning of the related annual reporting period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes authoritative guidance on the recognition, measurement, and presentation of a government grant received by a business entity. Under ASU 2025-10, government grants are recognized when it is probable that the business entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. ASU 2025-11 also adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
3. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Our management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31,
	2025	2024	2023
Advertising	$91,685	$94,362	$113,642
Content	37,045	33,875	66,748
Commerce and other	56,536	61,650	50,051
	$185,266	$189,887	$230,441
The following table presents the Company’s revenue disaggregated by geography:

	Year Ended December 31,
	2025	2024	2023
Revenue:
United States	$174,105	$177,611	$203,775
International	11,161	12,276	26,666
Total	$185,266	$189,887	$230,441
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
The Company’s contract assets are presented in prepaid and other current assets on the accompanying consolidated balance sheets and totaled $7.5 million and $4.5 million at December 31, 2025 and 2024, respectively. These amounts relate to revenue recognized during the respective year that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $7.4 million and $0.6 million at December 31, 2025 and 2024, respectively. The amount of revenue recognized during the year ended December 31, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $0.5 million.
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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$19,302	$—	$—	$19,302
Total	$19,302	$—	$—	$19,302
Liabilities:
Other current liabilities:
Public Warrants	247	—	—	247
Private Placement Warrants	—	2	—	2
Total	$247	$2	$—	$249

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$16,345	$—	$—	$16,345
Total	$16,345	$—	$—	$16,345
Liabilities:
Other non-current liabilities:
Public Warrants	1,765	—	—	1,765
Private Placement Warrants	—	13	—	13
Total	$1,765	$13	$—	$1,778

The Company’s investments in money market funds are measured at amortized cost, which approximates fair value. The difference between the total amount of funds held in money market accounts and the total restricted cash balances on the consolidated balance sheets relates to interest that is unrestricted.
The Company’s warrant liability as of December 31, 2025 and 2024 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.03 and $0.18 as of December 31, 2025 and 2024, respectively.
The warrant liability was classified as a current liability, included within other current liabilities within the accompanying consolidated balance sheet as of December 31, 2025, as the expiration date of the warrants is less than one year as of such date.
There were no transfers between fair value measurement levels during the year ended December 31, 2025 or 2024.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Leasehold improvements	$48,651	$47,849
Furniture and fixtures	3,788	3,439
Computer equipment	1,685	2,554
Video equipment	352	369
Gross carrying value	$54,476	$54,211
Less: Accumulated depreciation	(49,972)	(48,016)
Net carrying value	$4,504	$6,195
Depreciation totaled $3.8 million, $6.2 million, and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in depreciation and amortization expense.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	December 31, 2025	December 31, 2024
Website and internal-use software	$101,084	$91,425
Less: Accumulated amortization	(76,839)	(68,772)
Net carrying value	$24,245	$22,653
During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $12.4 million, $12.1 million and $13.9 million respectively, included in capitalized software costs, and amortized $10.8 million, $11.7 million and $10.9 million, respectively, included in depreciation and amortization expense.

7. Goodwill and Intangibles, net
The following table presents the goodwill activities for the periods presented:

Balance as of December 31, 2023	$43,304
Balance as of December 31, 2024	$43,304
Goodwill Impairment	(30,199)
Balance as of December 31, 2025	$13,105
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	December 31, 2025				December 31, 2024
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks and Trade Names	10 years	$14,000	$4,550	$9,450	$14,000	$3,617	$10,383
Trademarks and Trade Names(1)	Indefinite	68	—	68	1,368	—	1,368
Customer relationships	2 years	887	238	649	—	—	—
Total		$14,955	$4,788	$10,167	$15,368	$3,617	$11,751
_________________________________
(1) Refer to Note 18 herein for additional details with respect to the sale of Goodful and As/Is during the year ended December 31, 2025, which resulted in the derecognition of a $1.3 million indefinite lived intangible asset (trademark and trade names).

Amortization expense associated with intangible assets for the years ended December 31, 2025, 2024, and 2023 was $1.2 million, $1.2 million, and $2.8 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of December 31, 2025 is as follows (in thousands):

2026	$1,229
2027	1,229
2028	991
2029	933
2030	933
Thereafter	4,784
Total	$10,099
Acquisitions
In March 2025, the Company completed an acquisition of the assets and liabilities of a small private company that focuses on producing custom content. The Company paid $0.3 million in cash, and identified $0.5 million of contingent consideration. In connection with this acquisition, the Company recorded an intangible asset (customer relationships) of $0.9 million, with a 3-year estimated economic useful life. The fair value of this intangible asset was estimated using Level 3 inputs. The remaining acquired assets and liabilities were immaterial working capital balances, and no goodwill was recorded in connection with this acquisition. This acquisition contributed approximately $4.1 million of revenue, and did not have a material impact to the Company’s net loss from continuing operations, for the year ended December 31, 2025.
On June 26, 2025 (the “Acquisition Date”), BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. The Company determined that Girls Like Girls Film Inc. was a variable interest entity that did not meet the definition of a business as substantially all of the fair value of the assets acquired were concentrated in a single group of similar assets (i.e., capitalized production costs). The Company consolidated Girls Like Girls Film Inc. on the Acquisition Date. The Company did not record any intangible assets, goodwill, or any material gain or loss from this acquisition. The estimated fair value of the assets acquired was approximately $4.8 million, and the estimated fair value of the liabilities assumed was approximately $4.8 million (refer to Note 8 herein for additional details). There was no material purchase price as the Company waived a $0.1 million executive producer fee as purchase consideration. This acquisition contributed approximately $4.1 million of revenue, and did not have a material impact to the Company’s net loss from continuing operations, for the year ended December 31, 2025.
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

For the 2025 annual impairment test, the Company performed a qualitative assessment. The assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, actual and expected financial performance, legal and regulatory environments, and historical performance. Based on the qualitative assessment, considering the aggregation of the relevant factors, the Company concluded that it was more likely than not that the fair value of our reporting unit was greater than its carrying amount and therefore performing a quantitative impairment test was unnecessary. However, during the fourth quarter of 2025, we experienced a sustained decline in share price, and as such, we performed a quantitative impairment assessment as of December 31, 2025. The results of the quantitative impairment assessment concluded the fair value of our single reporting unit was below the carrying value and as such we recorded a non-cash goodwill impairment charge of $30.2 million.

Our quantitative impairment assessment utilized a market approach. The key assumption in the market approach included determining a control premium, which was estimated using historical transactions that occurred between 2022 and 2025. Our impairment analysis is sensitive to changes in key assumptions and market data, including the quoted price of our common stock and the estimated control premium. If market conditions deteriorate or if our stock price declines further, it is possible that an additional impairment charge may need to be recorded in the future.
8. Debt
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of December 31, 2025. Additionally, during the first quarter of 2025, the Company entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the Company’s landlord for its new corporate headquarters, and remains outstanding as of December 31, 2025. Refer to Note 13 herein for additional details with respect to this new lease.
Convertible Notes
In June 2021, in connection with the entry into the merger agreement pursuant to which the Business Combination was consummated, the Company entered into subscription agreements with certain investors to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2026 (i.e., the Notes). In connection with the closing of the Business Combination, the Company issued, and those investors purchased, the Notes, which were governed by an indenture, dated December 3, 2021, which was amended on each of July 10, 2023, February 28, 2024, October 28, 2024, and December 10, 2024 (the “Indenture”). The Notes were convertible into shares of our Class A common stock at an initial conversion price of approximately $50.00 and bore interest at a rate of 8.5% per annum, payable semi-annually.

During the year ended December 31, 2024, the Company repurchased / redeemed $120.0 million of the Notes in connection with various transactions, which resulted in aggregate losses on partial debt extinguishments of approximately $3.9 million, recorded within other expense, net.
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
On June 3, 2025, the Company redeemed all of the remaining Notes for approximately $30.9 million, consisting of $29.7 million of principal and $1.2 million of accrued interest. The Indenture has been satisfied and discharged in full, except for those provisions that expressly survive as provided in Section 3.01 of the Indenture, including without limitation, Section 7.06 of the Indenture. The Company recorded a loss on early extinguishment of debt of approximately $5.5 million for the for the year ended December 31, 2025, which was recorded within other expense, net.
Interest expense on the Notes was recognized at an effective interest rate of 22.8%, and totaled $2.1 million and $5.8 million for the year ended December 31, 2025 and 2024, respectively, of which amortization of the debt discount and issuance costs comprised $1.0 million and $2.1 million for the year ended December 31, 2025 and 2024, respectively. The effective interest rate of 22.8% was remeasured in connection with the aforementioned modification accounting and assumed a maturity date of December 3, 2026.
The net carrying amount of the Notes as of December 31, 2025 was:

	December 31, 2025	December 31, 2024
Principal outstanding	$—	$30,000
Unamortized debt discount and issuance costs	—	(4,482)
Net carrying value	$—	$25,518
The fair value of the Notes as of December 31, 2024 approximated the face value (principal amount outstanding) and was estimated using Level 3 inputs.
Term Loan
On May 23, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026, as discussed below, $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. The Company borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5% (the interest rate was approximately 10.4% at December 31, 2025). The Company is required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of its outstanding standby letters of credit. The Term Loan is guaranteed by certain of the Company’s domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all assets of the Company and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, the Company must maintain minimum liquidity of $5.0 million. No other financial maintenance covenants are applicable, and the Company was in compliance with the aforementioned covenant as of December 31, 2025.
On August 25, 2025, the Company entered into Amendment No. 2 to Credit Agreement (the “Second Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Second Amended Credit Agreement, the “Credit Agreement”), which provided for an incremental loan commitment of $5.0 million, which was required to be repaid in full on February 20, 2026. The Company borrowed the incremental $5.0 million on August 25, 2025. As a result of this modification, the Company determined the modified debt terms were not substantially different from the original debt terms and applied modification accounting. The Company incurred debt discount / issuance fees paid to the creditor of approximately $0.2 million associated with this modification.
The Second Amended Credit Agreement also provides for a permitted overadvance of $25.0 million from August 25, 2025, through February 20, 2026 (the Third Amended Credit Agreement extended the $25.0 million overadvance through April 30, 2026, as discussed below).
On February 20, 2026, the Company entered into a consent letter with the Term Loan’s lenders and agent, thereby extending the repayment date until February 27, 2026. On February 27, 2026, the Company entered into a second consent letter with the Term Loan’s lenders and agents, thereby further extending the repayment date until March 6, 2026.
On March 11, 2026, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Third Amended Credit Agreement, the “Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest will apply (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverts back to $5.0 million at all times thereafter.
$45.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of December 31, 2025.
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
Interest expense on the Term Loan is recognized at an effective interest rate of approximately 13.9% and totaled $3.4 million for the year ended December 31, 2025, of which amortization of debt discount and issuance costs comprised $0.6 million for the year ended December 31, 2025.
The net carrying amount of the Term Loan as of December 31, 2025 was:

	December 31, 2025	December 31, 2024
Principal outstanding	$45,000	$—
Unamortized debt discount and issuance costs	(1,848)	—
Net carrying value	$43,152	$—
$19.2 million of the net carrying value of the Term Loan was classified as current debt and the remaining $24.0 million was classified as non-current debt within the consolidated balance sheets as of December 31, 2025. The estimated fair value of the Term Loan approximates the carrying value because the variable interest rate approximates current market rates.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million) (the “Girls Like Girls’ Indebtedness”), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million was due when Girls Like Girls Film Inc. received expected production tax credits. $3.6 million was repaid in September 2025 and approximately $1.0 million was repaid in December 2025. The remaining balance was paid in February 2026, and this debt facility is now closed.
Included in the Girls Like Girls’ Indebtedness is an interest reserve of $0.3 million used to satisfy interest expense. The Girls Like Girls’ Indebtedness bears an interest rate of the Royal Bank Prime rate as published by the Royal Bank of Canada, plus an applicable margin of 1.25% (the implied interest rate was approximately 5.7% as of December 31, 2025). The Company did not incur any incremental interest expense apart from the aforementioned interest reserve during the year ended December 31, 2025.
Girls Like Girls Film Inc. also has available to it a $0.4 million (CAD $0.6 million) foreign exchange line of credit, of which there is no amount currently outstanding.
The Girls Like Girls’ Indebtedness contains customary financial reporting requirements and affirmative and negative covenants, including covenants that, among other things, restrict the cost of production exceeding 105% of the reported budget and prohibit the disposal of assets or entrance into any business combination without prior consent (the Company was in compliance with the covenants as of December 31, 2025). The entire $0.2 million aggregate principal amount of the Girls Like Girls’ Indebtedness was classified as current debt within the consolidated balance sheet as of December 31, 2025.
Film Financing Arrangements
The Company, through indirectly held subsidiaries, enters into various film financing arrangements in order to cash flow feature films in various phases of production. These arrangements commonly utilize both short-term and long-term debt instruments, including both general credit facilities as well as financing secured by anticipated future cash flows, such as expected production tax credits or the value of current and prospective contractual arrangements with third parties. The lenders of these film financing arrangements often have a first priority lien in all of the aforementioned indirectly held subsidiaries’ assets until all outstanding indebtedness is repaid. Furthermore, these film financing arrangements are often funded in installments over time, and often require repayment in installments or tranches. Interest and other fees are often fixed, unless in the event of default. Some of these arrangements require funds to be remitted directly to the lenders from tax authorities or from the Company’s customers.
As interest expense associated with film financing arrangements is generally fixed, debt discount / issuance costs are capitalized and included in film costs, net within the consolidated balance sheets. These capitalized costs are amortized to cost of revenue, excluding depreciation and amortization, using the individual film forecast method, under which amortization is recognized in proportion to the ratio of current period revenue recognized to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received over the period of 10 years following release). The Company amortized $0.3 million of film-related interest expense for the year ended December 31, 2025.
A summary of these film financing arrangements outstanding as of December 31, 2025 is as follows (dollars in thousands):

Film Financing Arrangement	Principal Outstanding / Carrying Value	Contractual Maturity Dates(1)	Total Capitalized Debt Discount / Issuance Costs(2)	Remaining Capitalized Debt Discount / Issuance Costs
2X Blind Partners, Inc.	$5,207	Ranging from March 2026 through September 2026	$715	$479
Adulting, Inc.	1,394	Ranging from February 2026 through February 2029	206	187
Gloria De Film, Inc.	3,599	Ranging from August 2026 through July 2027	520	520
Clover Film, Inc.	4,815	Ranging from August 2026 through December 2027	1,615	1,615
Total	$15,015		$3,056	$2,801
(1)The maturity dates for 2X Blind Partners, Inc. are as follows: $2.6 million on March 16, 2026, $2.4 million on August 14, 2026, $0.2 million on September 14, 2026, and $0.2 million on September 17, 2026. For 2X Blind Partners, Inc., as of December 31, 2025, there was an additional $0.1 million of indebtedness available, but not yet incurred.
The maturity dates for Adulting, Inc. are as follows: $0.1 million on February 14, 2026, $0.9 million on May 1, 2026, $0.2 million on September 17, 2026, and the remaining $0.3 million between May 15, 2028 and February 15, 2029.
The maturity dates for Gloria De Film, Inc. are as follows: $0.4 million on August 5, 2026, $0.8 million on October 15, 2026, $0.2 million on November 14, 2026, $0.5 million on May 15, 2027, $1.6 million on July 29, 2027 (the earlier of July 29, 2027, or the date tax credit proceeds are received, which are expected within 12 months from December 31, 2025), and $0.4 million on July 31, 2027. For Gloria De Film, Inc., as of December 31, 2025, there was an additional $0.3 million of indebtedness available, but not yet incurred.
The maturity dates for Clover Film, Inc. are as follows: $0.3 million on August 15, 2026, $0.1 million between May 15, 2027 and November 15, 2027, $1.9 million on June 19, 2027 (the earlier of June 19, 2027, or the date tax credit proceeds are received, which are expected within 12 months from December 31, 2025), and the remaining $2.9 million on December 23, 2027. For Clover Film, Inc., as of December 31, 2025, there was an additional $0.4 million of indebtedness available, but not yet incurred.
Totals may not foot due to rounding.

(2)Interest is fixed, unless in the event of default.
As of December 31, 2025, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively.
Future Principal Payments of Total Debt
As of December 31, 2025, future principal payments of total debt outstanding were as follows:

Year	Amount
2026	$31,318
2027	3,623
2028	25,039
2029	253
2030	—
Total	$60,233
Of the principal repayments in 2026, approximately $1.2 million and $1.9 million relate to Gloria De Film, Inc. and Clover Film, Inc., respectively. While these obligations have contractual maturity dates in 2027, the underlying debt agreements contain on-demand repayment provisions requiring tax credit proceeds to be remitted directly from various tax authorities to the lenders. As these tax credit collections are anticipated within the next 12 months, the associated balances have been classified as current as of December 31, 2025.
Weighted-Average Interest Rate on Short-Term Borrowings
As at December 31, 2025, the weighted average interest rate on short-term borrowings was approximately 11.0%.
9. Stockholders’ Equity
Common Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 700,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of Class C common stock, par value $0.0001 per share. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to 50 votes. Class C common stock is non-voting.
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of December 31, 2025 or 2024.
Repurchase of Common Stock
On May 23, 2025, the Company entered into a share repurchase agreement with New Enterprise Associates 13, L.P., then a holder of the Company’s outstanding Class A common stock, providing for the Company to repurchase 1.8 million shares of its Class A common stock, par value of $0.0001 per share, in a privately negotiated transaction, at a purchase price of $1.82 per share, for an aggregate purchase price of approximately $3.3 million. The repurchase was approved by the Company’s board of directors, and this repurchase of common stock took place on May 23, 2025. This transaction resulted in the repurchased 1.8 million shares of the Company’s Class A common stock being classified as treasury stock, which was recorded at cost, within the Company’s consolidated balance sheet as of December 31, 2025, as the Company does not have any current formal or constructive plans to retire the shares.
Stock-Based Compensation
Stock Incentive Plans
On December 2, 2021, prior to, and effective as of, the closing of the Business Combination, the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) was adopted by the 890 board and approved by the 890 stockholders. The 2021 Equity Incentive Plan allows the Company to grant awards of stock options, restricted stock awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards, and stock bonus awards to officers, employees, directors, and consultants. A total of 7,801,638 shares of our Class A common stock were reserved for issuance under the 2021 Equity Incentive Plan as of its effective date. The number of shares reserved for issuance under the Equity Incentive Plan will increase automatically on January 1 of each year from 2022 through 2031 by a number of shares equal to 5% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or its compensation committee. As such, an additional 1,918,422 shares of our Class A common stock became issuable from the automatic increase as of January 1, 2025 and 1,868,677 shares of our Class A common stock became issuable as of January 1, 2026.

Stock Options
A summary of the stock option activity under the Company's equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,882	$2.95	9.24	$3,263
Granted	—	—
Exercised	(7)	2.38
Forfeited	(657)	2.19
Expired	(218)	8.18
Balance as of December 31, 2025	6,000	$2.85	7.98	$—
Expected to vest at December 31, 2025	6,000	$2.85	7.98	$—
Exercisable at December 31, 2025	3,162	$3.42	7.62	$—
Options are generally granted for a term of 10 years from the date of grant. Stock options generally vest over four years based on service.
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following range of assumptions. No stock options were granted during 2025 and therefore certain information is not applicable (“N/A”).

	2025	2024	2023
Exercise price	N/A	$1.55 –$4.46	$2.44 – $2.48
Expected dividend yield	N/A	0%	0%
Expected volatility	N/A	65% – 74%	93% –97%
Expected term (years)	N/A	5.47 – 6.20	6.10 – 6.20
Risk free interest rate	N/A	4.2% – 4.7%	4.2% – 4.6%
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
The Company records stock-based compensation expense on a straight-line basis over the vesting period. For a graded vesting award with both a service and a performance condition, the Company records stock-based compensation expense on a straight-line basis over the vesting period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. As of December 31, 2025, the total share-based compensation costs not yet recognized related to unvested stock options was $3.8 million, which is expected to be recognized over the weighted-average remaining requisite service period of 0.7 years. There were no stock options granted during the year ended December 31, 2025, and the weighted average fair value of stock options granted during the years ended December 31, 2024, and 2023 was $2.19, and $2.44, respectively. The intrinsic value of stock options exercised was $nil, $nil, and $nil for the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock Units
A summary of RSU activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	1,103	$1.97
Granted	3,293	1.90
Vested	(950)	2.14
Forfeited	(276)	2.03
Outstanding as of December 31, 2025	3,170	$1.84
As of December 31, 2025, there were approximately $4.4 million of unrecognized compensation costs related to RSUs.
At-The-Market-Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which it was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering agreement to $150.0 million. As of December 31, 2025, the Company sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes.
10. Net (Loss) Income Per Share
Net (loss) income per share is computed using the two-class method. Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, and the exercise of any warrants (including the Public Warrants and the Private Placement Warrants), in each case only in the periods in which such effect would have been dilutive.
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
For the years ended December 31, 2025, 2024, and 2023, net (loss) income per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.

The table below presents the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss from continuing operations	$(57,334)	$(33,956)	$(55,712)
Net income (loss) from discontinued operations, net of tax	—	24,028	(33,610)
Less: net income (loss) attributable to noncontrolling interests	390	168	(743)
Net loss attributable to holders of Class A and Class B common stock for basic net loss per share	$(57,724)	$(10,096)	$(88,579)
Amounts attributable to BuzzFeed, Inc for net loss per common share, basic and diluted:
Net loss from continuing operations	$(57,724)	$(34,124)	$(54,969)
Net income (loss) from discontinued operations, net of tax	—	24,028	(33,610)
Net loss attributable to BuzzFeed, Inc.	$(57,724)	$(10,096)	$(88,579)

Denominator:
Weighted average common shares outstanding, basic and diluted	37,835	37,386	35,766

Net (loss) income per common share, basic and diluted:
Continuing operations	$(1.53)	$(0.91)	$(1.54)
Discontinued operations	—	0.64	(0.94)
Net loss per common share, basic and diluted, attributable to BuzzFeed, Inc.	$(1.53)	$(0.27)	$(2.48)
The numerator for net loss per basic and diluted common share from continuing operations excludes the impact of net income (loss) attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options	6,000	6,882	845
Restricted stock units	3,170	1,103	2,190
Warrants	2,469	2,469	2,469
11. Income Taxes
The domestic and foreign components of loss before provision for income taxes on continuing operations were as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(59,109)	$(33,156)	$(59,254)
Foreign	2,161	(138)	5,144
Total loss before income taxes	$(56,948)	$(33,294)	$(54,110)

The provision / (benefit) for income taxes on continuing operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current provision / (benefit)
Federal	$(118)	$—	$—
State	(47)	49	92
Foreign	462	956	(1,689)
Total current provision / (benefit)	$297	$1,005	$(1,597)
Deferred provision / (benefit)
Federal	$(38)	$1	$3
State	(25)	11	(4)
Foreign	152	(355)	3,200
Total deferred provision / (benefit)	$89	$(343)	$3,199
Total provision / (benefit)
Federal	$(156)	$1	$3
State	(72)	60	88
Foreign	614	601	1,511
Total provision / (benefit)	$386	$662	$1,602

A reconciliation of the U.S. federal statutory income tax rate on continuing operations of 21% for the years ended December 31, 2025, 2024, and 2023 to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$(11,959)	21.0%	$(6,992)	21.0%	$(11,363)	21.0%
State and local income taxes, net of federal income tax effect[1]	(116)	0.2%	(704)	2.1%	198	(0.4)%
Foreign tax effects
Canada:
Other	183	(0.3)%	209	(0.6)%	(83)	0.2%
Other foreign jurisdictions
Foreign exchange impacts	364	(0.6)%	325	(1.0)%	(218)	0.4%
Change in valuation allowance	(4,797)	8.4%	(61)	0.2%	(1,321)	2.4%
Return to accrual	4,074	(7.2)%	(54)	0.2%	1,599	(3.0)%
Other	322	(0.6)%	39	(0.1)%	339	(0.6)%
Effects of cross-border tax laws	—	—%	—	—%	511	(0.9)%
Tax credits
Research and development credit	—	—%	(2,135)	6.4%	—	—%
Change in valuation allowance	5,964	(10.5)%	8,266	(24.9)%	9,526	(17.6)%
Nontaxable or non-deductible items
Stock-based compensation	75	(0.1)%	228	(0.7)%	2,137	(3.9)%
Goodwill impairment	6,342	(11.1)%	—	—%	—	—%
Loss on debt extinguishment	993	(1.7)%	—	—%	—	—%
Warrant and derivative liabilities	(321)	0.6%	288	(0.9)%	(36)	0.1%
Other non-taxable or non-deductible items	161	(0.3)%	308	(0.9)%	294	(0.5)%
Uncertain tax positions	—	—%	2	—%	—	—%
Other reconciling items
Return to accrual	(881)	1.5%	802	(2.4)%	231	(0.4)%
Other	(18)	—%	141	(0.4)%	(212)	0.2%
Total tax expense	$386	(0.7)%	$662	(2.0)%	$1,602	(3.0)%
_____________________________
(1)For the year ended December 31, 2025, California made up greater than 50% of the effect of the U.S. state and local income tax category. For the years ended December 31, 2024, and 2023, California, New York, and New York City made up greater than 50% of the effect of the US. state and local income tax category.
For the years ended December 31, 2025, 2024, and 2023, the Company’s effective tax rate was (0.7)%, (2.0)%, and (3.0)%, respectively. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily related to a valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis, and an income tax provision for foreign taxes.

Significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss and tax credit carryforwards	$89,768	$86,005
Accruals	1,461	2,191
Depreciation and amortization	720	283
Stock-based compensation	1,648	773
Bad debt	65	177
Interest expense	6,833	4,713
Lease liabilities	6,735	8,830
Section 174 capitalized R&D costs	8,227	9,328
Capitalized production expenses	156	213
Other	1,610	1,373
Total deferred tax asset	$117,223	$113,886
Valuation allowance	(103,114)	(99,097)
Net deferred tax asset	$14,109	$14,789

Deferred tax liabilities
Operating lease, right-of-use asset	(5,647)	(6,778)
Intangible assets	(8,236)	(7,720)
Other	(24)	—
Total deferred tax liability	$(13,907)	$(14,498)
Net deferred tax asset	$202	$291
During the fourth quarter of the year ended December 31, 2025, the Company identified an immaterial disclosure misstatement related to the presentation of the Company's deferred tax assets and liabilities in its previous annual consolidated balance sheet as of December 31, 2024. Specifically, the previously disclosed deferred tax assets and liabilities did not reflect the effects of discontinued operations related to the Complex Disposition and the First We Feast Disposition. This revision decreased net operating loss carryforwards in the amount of $26.5 million which was fully offset by a corresponding decrease in the valuation allowance of $26.5 million, and hence did not impact the net deferred tax asset (liability) nor the income tax expense as of December 31, 2024.
Net deferred tax assets are included within prepaid expenses and other assets, and net deferred tax liabilities are included within other liabilities, on the Company’s consolidated balance sheets.
In assessing the realizability of its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the weight of available evidence, the Company concluded it is more likely than not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance on its U.S. deferred tax assets. In addition, the Company maintains a valuation allowance against certain deferred tax assets in Spain, Japan, Australia, and Canada. The Company’s valuation allowance increased by approximately $4.0 million in 2025.
As of December 31, 2025, the Company has U.S. federal and state net operating losses (i.e., “NOLs”) of approximately $327.5 million and $13.9 million, respectively. Due to complexities in various state laws, the state value of NOLs have been disclosed on a tax-effected basis.
Of the $327.5 million of U.S. federal NOL carryforwards, $201.5 million expire in tax year beginning 2030 through 2037 if not utilized and $126.0 million that have an indefinite lived carryforward period, but are only available to offset 80% of future taxable income. The $13.9 million of state NOL carryforwards will expire in tax years beginning in 2026 to 2045 if not utilized. Utilization of NOLs and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), in the event of a change in the Company’s ownership, as defined in current income tax regulations.
As of December 31, 2025, the Company has foreign NOL carryforwards of $3.6 million in Canada expiring in 2041 through 2043 and $2.2 million in Japan expiring in 2026 through 2033, and $1.5 million in Spain and $0.9 million in Australia (both with indefinite carryforward periods).
During the year ended December 31, 2024, the Company applied $88.9 million of NOL carryforwards against the taxable gain recognized from the Complex Disposition and the First We Feast Disposition, reducing the total tax liability from discontinued operations by approximately $18.5 million.
As of December 31, 2025, the Company has federal and state deferred interest expense carryforwards under Section 163(j) of the Code of $26.3 million and $0.5 million, respectively, which may be carried forward indefinitely but only available to offset 30% of tax adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), under the One Big Beautiful Act (“OBBBA”) changes. This limitation applies for federal income tax purposes; treatment for states may differ as each state jurisdiction follows its own conformity rules and may not adopt the OBBBA changes. In addition, the Company had federal research and development tax credits of approximately $7.5 million, which expire in the tax years beginning in 2036 through 2044, if not utilized.
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

On July 4, 2025, H.R.1, commonly referred to as the “One Big Beautiful Bill Act,” was signed into law. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The impact of these law changes did not have a material impact on the Company’s consolidated financial statements.
The Company applies the applicable authoritative guidance which prescribes a comprehensive model in which a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to income tax positions taken on the Company’s tax returns in income tax expense in the consolidated statements of operations. As of December 31, 2025 and 2024, the Company recorded an uncertain tax position of $nil including interest and penalties related to state taxes. As of December 31, 2025 and 2024, the Company had accrued minimal uncertain tax positions.
Cash paid for income taxes, net of refunds, was $1.0 million for the year ended December 31, 2025. The following table presents taxes paid by respective jurisdiction in excess of 5% of total income taxes paid, net of refunds received.

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$40	$673	$—
U.S. state and local
California	244	314	(63)
Illinois	119	129	—
New York	43	73	48
New York City	4	39	4
Pennsylvania	68	76	7
All other	204	271	130
Total U.S. State and Local	682	902	126
Non-US
Australia	—	(32)	131
Canada	146	(1,142)	896
United Kingdom	87	—	—
Germany	7	30	—
India	—	—	129
Mexico	31	72	—
All Other	19	11	14
Total Non-U.S	290	(1,061)	1,170
Total cash income taxes paid, net	$1,012	$514	$1,296
The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statute of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Years
United States	2021
United Kingdom	2022
Japan	2020
Canada	2021
12. Restructuring Costs
In August 2025, the Company implemented plans to reduce its then-current workforce by approximately 6%. The reduction in workforce plan was intended to reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results. The Company incurred approximately $1.6 million of restructuring costs in connection with these actions.
In February 2025, the Company implemented plans to reduce expenses by implementing an approximately 5% reduction in our then-current workforce. The reduction in workforce was intended to streamline the news operations for HuffPost. The Company incurred approximately $1.9 million of restructuring costs due to these actions.
As a result of the 2025 restructuring actions, the Company incurred approximately $3.5 million of aggregate restructuring costs for the year ended December 31, 2025, comprised mainly of severance and related benefit costs, of which $2.9 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, and $0.2 million were included in general and administrative.
In February 2024, the Company implemented plans to reduce expenses by implementing an approximately 16% reduction in the then-current workforce (after the Complex Disposition, as discussed within Note 18 herein). In doing so, the Company reduced the size of its centralized operations to enable our individual brands to operate with more autonomy and deliver against their differentiated value propositions for advertisers. The reduction in workforce plan was intended to position us to be more agile, sustainable, and profitable. The Company incurred approximately $2.9 million of restructuring costs for the year ended December 31, 2024, comprised mainly of severance and related benefits costs, of which $1.2 million were included in cost of revenue, excluding depreciation and amortization, $1.5 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
In April 2023, the Company implemented plans to reduce expenses by implementing an approximately 15% reduction in the then-current workforce. The reduction in workforce plan was part of a broader strategic re-prioritization across the Company in order to improve upon profitability and cash flow. The Company incurred approximately $6.8 million of restructuring costs for the year ended December 31, 2023, comprised mainly of severance and related benefit costs, of which $4.3 million were included in cost of revenue, excluding depreciation and amortization, $1.3 million were included in sales and marketing, $0.4 million were included in general and administrative, and $0.8 million were included in research and development.
13. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2031 (assumes the early termination option as discussed below is exercised, otherwise, the expiration date is 2036). The Company accounts for leases under ASU 2016-02, “Leases (Topic 842),” (“ASC 842”) by recording right-of-use assets and liabilities. The right-of-use asset represents the Company’s right to use underlying assets for the lease term and the lease liability represents the Company’s obligation to make lease payments under the lease. The Company determines if an arrangement is, or contains, a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term, and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain other provisions which require the Company to pay taxes, insurance, or maintenance costs.
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
The following illustrates the lease costs for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$21,634	$24,282	$29,511
Sublease income	(16,638)	(17,386)	(15,694)
Total lease cost	$4,996	$6,896	$13,817
All components of total lease cost are recorded within general and administrative expenses within the consolidated statements of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s consolidated balance sheets related to operating leases:

	December 31, 2025	December 31, 2024
Assets
Right-of-use assets	$23,002	$28,562

Liabilities
Current lease liabilities	12,706	22,084
Noncurrent lease liabilities	14,725	15,138
Total lease liabilities	$27,431	$37,222
Other information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$25,591	$28,264	$32,870
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,747	$—	$—

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	3.4	1.8
Weighted average discount rate	12.7%	14.0%
Maturities of lease liabilities as of December 31, 2025 were as follows:

Year	Operating Leases
2026	$15,010
2027	4,766
2028	3,213
2029	2,958
2030	2,650
Thereafter	5,804
Total lease payments	$34,401
Less: imputed interest	(6,970)
Total	$27,431
Sublease receipts to be received in the future under noncancellable subleases as of December 31, 2025 were as follows:

Year	Amount
2026	$6,300
Thereafter	—
Total	$6,300

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

The Company settled or resolved certain legal matters during the years ended December 31, 2025, 2024, and 2023 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations, or cash flows.

Indemnification Agreements
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
Nasdaq Listing Compliance
On March 2, 2026, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

The Notice has no effect at this time on the Company’s common stock or warrants, which continue to trade on the Nasdaq Capital Market under the symbols “BZFD” and “BZFDW,” respectively.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until August 31, 2026 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for at least 10 consecutive business days, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement.
If the Company is not in compliance with the Bid Price Requirement by the Compliance Date, the Company may qualify for a second 180-calendar day compliance period under Nasdaq Listing Rule 5810(c)(3)(A)(ii). To qualify, the Company would be required, among other things, to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company does not qualify for, or fails to regain compliance during, a second compliance period, then the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, such an appeal would be successful.
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
Information about the Company’s types of products and services from which it derives its revenues, as well as the accounting policies of the Company’s single operating and reporting segment, are the same as those described in the summary of significant accounting policies (refer to Note 2 herein for additional details). The CODM assesses performance based on net loss from continuing operations as reported on the consolidated statements of operations for purposes of deciding how to direct resources.
From a significant segment expense perspective, the CODM receives and uses a more bifurcated view of total cost of revenue, excluding depreciation and amortization, as outlined in the table below. Variable cost of revenue primarily represents amounts related to web hosting, and advertising serving platform costs, along with amounts due to third party websites and platforms to fulfill customers’ advertising campaigns, as well as production costs paid to third parties. Fixed cost of revenue primarily represents represent compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms.

	Year Ended December 31,
	2025	2024	2023
Variable cost of revenue	$49,396	$39,061	$45,870
Fixed cost of revenue	60,755	66,004	83,912
Total cost of revenue, excluding depreciation and amortization	$110,151	$105,065	$129,782
All other significant segment expenses and other significant segment items that comprise consolidated net loss from continuing operations and are regularly provided to the CODM are consistent with what is presented on the consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, impairment expense, other expense, net, interest expense, net, change in fair value of warrant liabilities, change in fair value of derivative liability, and income tax provision, were $132.4 million, $118.8 million, and $156.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Asset information and capital expenditures are not provided to the CODM and are not utilized for the purpose of assessing performance or allocating resources, and therefore such information has not been presented.
16. Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
Cash paid for income taxes, net	$1,012	$514	$1,296
Cash paid for interest	3,921	11,926	17,169
Non-cash investing and financing activities:
Debt assumed for acquisition of Girls Like Girls Film Inc.	4,790	—	—
Non-cash debt repaid against Girls Like Girls Film Inc. Indebtedness	3,600	—	—
Non-cash consideration from film financing arrangements	500	—	—
Non-cash debt repaid against film financing arrangements	210	—	—
Non-cash consideration from co-financing arrangements for feature films	475	—	—
Capitalized interest for film financing arrangements	2,702	—	—
Accrued debt issuance costs for Term Loan	640	—	—
Accounts payable and accrued expenses related to property and equipment	292	31	134
Accrued deferred offering costs	67	68	597
Exchange of accounts receivable in exchange for investment in equity securities	—	—	750
Non-cash contingent consideration for business combination	424	—	—
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statement of cash flows:
Cash and cash equivalents	$8,465	$22,373	$10,637
Restricted cash	15,750	—	—
Noncurrent restricted cash	3,524	16,275	25,000
Total cash and cash equivalents and restricted cash	$27,739	$38,648	$35,637
17. Other Expense, Net
Other expense, net consisted of the following for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Exchange gain	$967	$618	$1,103
Loss on investments	—	—	(3,500)
Other expense	(804)	(1,517)	(841)
Other income	1,291	1,973	73
Loss on partial debt extinguishment	(5,532)	(3,929)	—
(Loss) gain on disposition of assets	(800)	1,250	175
Total	$(4,878)	$(1,605)	$(2,990)

18. Held for Sale, Discontinued Operations, and Disposals
Held for Sale and Discontinued Operations:
Complex Disposition
As of December 31, 2023, the Company determined the assets of Complex Networks, excluding the First We Feast brand, met the criteria for classification as held for sale. The Company disposed of Complex Networks in order to refocus its business around scalable, high-margin, and tech-led revenue streams. As such, the Company concluded the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of Complex Networks are classified as discontinued operations for the years ended December 31, 2024 and December 31, 2023.
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
In connection with the Complex Disposition, the Company was required to (i) repurchase approximately $30.9 million of Notes, and (ii) repay approximately $33.8 million outstanding under the revolving credit facility, plus accrued and unpaid interest of $0.7 million (such amounts were repurchased / repaid shortly after the Complex Disposition). The Company terminated the revolving credit facility, except for the $15.5 million in letters of credit then-outstanding. The Company incurred a $0.5 million early termination fee and a standby letter of credit fee of $0.5 million, both of which were paid upon closing of the Complex Disposition on February 21, 2024. Additionally, on February 28, 2024, the Indenture was amended to, among other things, provide that 95% of the net proceeds of future asset sales must be used to repay the Notes.
All historical interest expense associated with the revolving credit facility and 20.6% of the historical interest expense associated with the Notes were allocated to the discontinued operations of the Complex Disposition.
Details of net loss from discontinued operations, net of tax, are as follows (for the Complex Disposition):

	For the Year Ended December 31,
	2024	2023
Revenue	$2,115	$58,292
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	3,500	44,646
Sales and marketing	1,046	11,387
General and administrative	225	1,816
Research and development	344	2,143
Depreciation and amortization	—	10,809
Total costs and expenses	5,115	70,801
Loss from discontinued operations	(3,000)	(12,509)
Loss on partial debt extinguishment	(4,919)	—
Gain (loss) on remeasurement of classification to held for sale	854	(9,462)
Other expense, net	(292)	—
Interest expense, net	(1,230)	(7,019)
Loss from discontinued operations before income taxes	(8,587)	(28,990)
Income tax provision	963	—
Net loss from discontinued operations, net of tax	$(9,550)	$(28,990)

Financial results of Complex Networks for the year ended December 31, 2024 are through the date of the Complex Disposition, February 21, 2024. Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.
For the year ended December 31, 2024, there was tax expense related to discontinued operations as a result of non-deductible permanent differences and state taxes related to the Complex Disposition, offset with release in valuation allowance and excess tax benefits related to foreign derived intangible income (“FDII”). For the year ended December 31, 2023, there was no income tax provision in discontinued operations, as a result of the valuation allowance against net deferred tax assets that were not realizable on a more-likely-than-not basis.
The Company recorded a valuation allowance against the assets held for sale to reflect the write-down of the carrying value to fair value less estimated costs to sell. The non-cash valuation allowance of $9.5 million was recorded within gain (loss) from classification to held for sale in the summarized financial information of discontinued operations for the year ended December 31, 2023. The Company completed the Complex Disposition on February 21, 2024, and recorded a final gain on remeasurement of classification to held for sale of $0.9 million after recording final transaction and related expenses (for a total loss on disposal of approximately $8.6 million).
The Company had continuing involvement with Commerce Media through a transition services agreement, through which the Company and Commerce Media provided certain services to each other for a period of time following the Disposition (specifically, from February 21, 2024 until August 31, 2024). For the year ended December 31, 2024, the Company collected a total of $1.5 million related to the transition services agreement. Concurrent with the closing of the Complex Disposition, the Company and Commerce Media entered into a space sharing agreement whereby Commerce Media paid the Company a one-time license fee of approximately $2.8 million for use of the certain office space in our corporate headquarters from February 21, 2024 until June 30, 2025.
First We Feast Disposition
As of December 1, 2024, the Company determined the assets and liabilities (disposal group) of First We Feast met the criteria for classification as held for sale. The Company sold First We Feast to finalize its strategy to refocus its business around higher-margin revenue streams such as programmatic advertising and affiliate commerce, as well as tech-led initiatives. As such, the Company determined the ultimate disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the historical results of First We Feast are classified as discontinued operations for the year ended December 31, 2024 and December 31, 2023.
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
Pursuant to the Indenture, the Company was required to remit 95% of the net proceeds of asset sales to the holders of the Notes. Prior to the sale of the First We Feast brand, on December 10, 2024, the Company entered into privately negotiated transactions with certain holders of the Notes, in which the Company agreed to repurchase approximately $12.0 million aggregate principal amount of Notes from such holders on December 11, 2024. After giving effect to such Private Repurchase of $12.0 million of the Notes (together with accrued and unpaid interest), the Company redeemed $75.6 million of Notes with 95% of the net proceeds of the First We Feast Transaction (together with accrued and unpaid interest), and redeemed $1.2 million of Notes with cash on hand (together with accrued and unpaid interest).
Details of net income (loss) from discontinued operations, net of tax, are as follows (for the First We Feast Disposition):

	For the Year Ended December 31,
	2024	2023
Revenue	$29,338	$22,236
Costs and Expenses
Cost of revenue, excluding depreciation and amortization	15,867	12,584
Sales and marketing	3,150	3,047
Depreciation and amortization	1,474	1,608
Total costs and expenses	20,491	17,239
Income from discontinued operations	8,847	4,997
Gain on sale	42,600	—
Loss on partial debt extinguishment	(6,866)	—
Interest expense, net	(9,376)	(9,617)
Income (loss) from discontinued operations before income taxes	35,205	(4,620)
Income tax provision	1,627	—
Net income (loss) from discontinued operations, net of tax	$33,578	$(4,620)
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
The Company had continuing involvement with the Purchaser through a transition services agreement, pursuant to which the Company and the Purchaser provided certain services to each other for a period of time following the First We Feast disposition (specifically for an initial term from December 12, 2024 through June 11, 2025). For the years ended December 31, 2025 and December 31, 2024, the Company collected a total of $0.6 million and $0.4 million, respectively, pursuant to the transition services agreement. Additionally, the Company and the Purchaser entered into space sharing licensing agreements pursuant to which the Purchaser licensed the use of certain office space within the Company’s offices in New York, New York, and Los Angeles, California, for $0.1 million per month through May 31, 2025.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.7 million of which was received as of December 31, 2025). BringMe did not have a material impact on the Company’s net loss for any period presented herein.
Sale of Goodful and As/Is Brands
On December 9, 2025, the Company sold 100% of the assets related to the digital media brands known as Goodful and As/Is for approximately $0.5 million in fixed cash consideration, which is payable in installments through May 1, 2027 ($0.2 million of which was received as of December 31, 2025). The Company derecognized an indefinite lived intangible asset of $1.3 million, and recorded a total loss on sale of $0.8 million, loss (gain) on disposition of assets, included in other expense, net, in the consolidated statements of operations, for the year ended December 31, 2025. Goodful or As/Is did not have a material impact on the Company’s net loss for any period presented herein.
License of BuzzFeed, Tasty and HuffPost’s U.K. Operations:
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who supported the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of December 31, 2025), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
19. Subsequent Events
Refer to Note 8 herein for details regarding the Term Loan’s debt repayment extensions and the Third Amended Credit Agreement, and for details regarding Girls Like Girls Film Inc. Indebtedness’ full repayment that took place in February 2026.
Refer to Note 14 herein for details regarding the delisting notice that was received in March 2026.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective and that a material weakness existed as of December 31, 2025, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented, in accordance with U.S. Generally Accepted Accounting Principles.
Management’s Report on Internal Control over Financial Reporting
Our management, including Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (i.e., COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded the Company’s internal control over financial reporting was not effective due to the material weakness described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 material weaknesses in our internal control over financial reporting related to (i) a lack of formalized information technology general controls in the area of change management and logical security controls over financial information technology systems, and (ii) a lack of formalized internal controls and segregation of duties surrounding our financial statement close process. As described below, we have remediated one of these material weaknesses during fiscal 2025, while one material weakness remains unremediated as of December 31, 2025.
Remediation Efforts and Status of Material Weaknesses
During fiscal 2025, we continued to take significant steps to remediate the material weaknesses described above, with the following outcomes:

(i) a lack of formalized information technology general controls in the area of change management and logical security controls over financial information technology systems:

We have formalized the processes and controls around security administration and implementing user access reviews for key financial systems. We centralized security administration for our key financial applications and further enhanced logical access controls for the remaining applications. We have designed processes and controls to further support and provide appropriate oversight over key financial systems, including, but not limited to: designed a central change management function and implemented policies and procedures with respect to change management and system development for key financial applications. We documented test procedures and approvals related to changes made in production for key financial applications and maintained separate test and production environments, where applicable. We have tested these controls for operating effectiveness for a sufficient period of time.

Based on the remediation activities and testing performed, management concluded that this material weakness has been remediated as of December 31, 2025.

(ii) a lack of formalized internal controls and segregation of duties surrounding our financial statement close process:

We have designed controls to segregate job responsibilities through a combination of system enforced workflow approvals, security permission, and detective reviews of our general ledger transactions to monitor segregation of duties surrounding our financial statement close process. We tested these controls for operating effectiveness for a sufficient period of time. As a result, we concluded that we remediated the portion of the material weakness above regarding the segregation of duties surrounding our financial statement close process.

However, a portion of the material weakness persists within the financial statement close process. Specifically, deficiencies around the flow of information and supporting documentation across departments to the financial accounting team, the accuracy and completeness of information used in the controls, and sufficient precision and timeliness of reviews of account reconciliations and related analyses.

We continue to improve our processes and control activities and are testing the design and operating effectiveness of our newly implemented and enhanced controls as remediation progresses.

While the Company has made considerable progress this year, we will not be able to fully remediate the remaining portion of the above material weakness within the financial statement close process until we have designed and implemented the remaining planned corrective actions and controls, and tested such controls to demonstrate these controls operate effectively for a sufficient period of time. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make the changes management determines to be appropriate.

Based on the remediation activities and testing performed, management concluded that the material weakness as described above still exists as of December 31, 2025. The remediation of these deficiencies has required, and will continue to require, a significant amount of time and resources from management and other personnel.
Changes in Internal Control over Financial Reporting
Other than the material weakness and ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
(a) Rule 10b5-1 Trading Plans.
During the three months ended December 31, 2025, certain of our directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On November 25, 2025, Janet Rollé, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Rollé’s Rule 10b5-1 trading arrangement will commence on March 19, 2026, which is at least 90 days after the adoption date, and will continue until Ms. Rollé ceases to be a director of the Company. Ms. Rollé’s Rule 10b5-1 trading arrangement provides for (i) on a quarterly basis, the sale of up to $25,000 (actual dollars) in net sale proceeds of which total net sale proceeds will not exceed a cumulative $100,000 (actual dollars) under the Rule 10b5-1 trading arrangement.
(b) Entry into a Material Definitive Agreement.
On March 11, 2026, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Third Amended Credit Agreement, the “Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest will apply (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverts back to $5.0 million at all times thereafter.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled “Proposal No. 1 Election of Directors,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Committees of Our Board of Directors,” “Executive Officers,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Code of Conduct,” “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence—Insider Trading Arrangement and Policies,” and, if applicable, “Additional Information—Delinquent Section 16(a) Reports” to be filed with the SEC by April 23, 2026.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled “Executive Compensation,” “Non-Employee Director Equity Compensation,” and “Non-Employee Director Compensation” to be filed with the SEC by April 23, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled “Security Ownership of Beneficial Ownership and Management,” and “Equity Compensation Plan Information,” to be filed with the SEC by April 23, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled “Board Of Directors and Committees of the Board of Directors; Corporate Governance Standards and Director Independence” and “Certain Relationships and Related Person Transactions” to be filed with the SEC by April 23, 2026.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees and Services” to be filed with the SEC by April 23, 2026.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
Our consolidated financial statements are included in Part II, Item 8. “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
1.1	At The Market Offering Agreement, dated as of June 20, 2023, by and between BuzzFeed, Inc. and Craig-Hallum Capital Group LLC.	8-K	1.1	6/20/2023
2.1.1	Agreement and Plan of Merger, dated as of June 24, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	8-K	2.1	6/24/2021
2.1.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 28, 2021, by and among 890 5th Avenue Partners, Inc., Bolt Merger Sub I, Inc., Bolt Merger Sub II, Inc., and BuzzFeed, Inc.	S-4/A	2.2	10/29/2021
2.2.1†*	Membership Interest Purchase Agreement, dated as of March 27, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.2	7/30/2021
2.2.2	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of June 24, 2021, by and among BuzzFeed, Inc., CM Partners, LLC, Complex Media, Inc., Verizon CMP Holdings LLC and HDS II, Inc.	S-4	2.3	7/30/2021

2.3	Asset Purchase Agreement, dated as of February 21, 2024, by and between BuzzFeed Media Enterprises, Inc. and Commerce Media Holdings, LLC.	8-K	2.1	2/21/2024
2.4	Asset Purchase Agreement, dated as of December 11, 2024, by and between BuzzFeed Media Enterprises, Inc. and Feast Opco LLC.	8-K	2.1	12/12/2024
3.1.1	Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc.	8-K	3.1	12/9/2021
3.1.2	Certificate of Change of Registered Agent and/or Registered Office, dated as of March 13, 2023.	8-K	3.1	3/15/2023
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on June 1, 2023.	10-Q	3.3	8/9/2023
3.1.4	Certificate Amendment No. 2 to the Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc. filed on April 26, 2024.	8-K	3.1	5/2/2024
3.2	Restated Bylaws of BuzzFeed, Inc.	8-K	3.2	12/9/2021
4.1	Description of Registrant’s Securities.
4.2.1	Specimen Common Stock Certificate.	S-4/A	4.1	10/1/2021
4.2.2	Specimen Warrant Certificate.	S-1/A	4.3	1/6/2021
4.3.1	Indenture, dated December 3, 2021, by and between BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.3	12/9/2021
4.3.2	Form of Global Note (included in Exhibit 4.3.1).	8-K	4.4	12/9/2021
4.3.3	First Supplemental Indenture, dated as of July 10, 2023, to the Indenture, dated December 3, 2021, between BuzzFeed, Inc., BuzzFeed Canada, Inc., and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	10-Q	4.1	8/9/2023
4.3.4	Second Supplemental Indenture, dated as of February 28, 2024,to the Indenture dated December 3, 2021 among BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.1	2/29/2024
4.3.5	Third Supplemental Indenture, dated October 28, 2024, to the Indenture dated December 3, 2021, among BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.1	11/1/2024
4.3.6	Fourth Supplemental Indenture, dated December 10, 2024, to the Indenture dated December 3, 2021, among BuzzFeed, Inc. and Wilmington Savings Fund Society, a federal savings bank, as Trustee.	8-K	4.1	12/12/2024
10.1	Lease, dated December 16, 2014, by and between BuzzFeed, Inc. and 225 Fourth, LLC.	S-4	10.6	7/30/2021
10.2	Warrant Agreement, dated January 11, 2021, by and between BuzzFeed, Inc. (f//k/a 890 5th Avenue Partners, Inc.) and Continental Stock Transfer & Trust Company.	8-K	4.1	1/15/2021
10.3	Form of Note Subscription Agreement, dated June 24, 2021, by and between 890 5th Avenue Partners, Inc., and the undersigned subscribers party thereto.	S-4	10.2	7/30/2021
10.4	Voting Agreement, dated as June 24, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.), 200 Park Avenue Partners, LLC, as the Sponsor, and Jonah Peretti and each of his permitted transferees pursuant to Section 10.2 of the Voting Agreement.	8-K	10.8	12/9/2021
10.5	Holder Voting Agreement, dated July 21, 2021, by and among BuzzFeed, Inc., Jonah Peretti, John Johnson III, and Johnson BF, LLC.	S-4	10.9	7/30/2021
10.6	Amended and Restated Registration Rights Agreement, dated as of December 3, 2021, by and among BuzzFeed, Inc. (f/k/a 890 5th Avenue Partners, Inc.) and the other parties thereto.	8-K	10.1	12/9/2021
10.7	Registration Rights Agreement, dated December 3, 2021, by and among BuzzFeed, Inc. and the convertible noteholders party thereto.	8-K	10.4	12/9/2021

10.8	Amended and Restated Escrow Agreement, dated December 3, 2021, by and among NBCUniversal Media, LLC, Jonah Peretti, Jonah Peretti LLC and PNC Bank, National Association, as escrow agent.	8-K	10.19	12/9/2021
10.9	Sublease, dated July 8, 2022, by and between BuzzFeed Media Enterprises, Inc. and Monday.com, Inc.	8-K	10.1	8/16/2022
10.10	Agreement of Lease, dated March 3, 2025, by and between BuzzFeed Media Enterprises, Inc., as Tenant, and 50 West 23rd Street A LLC and 50 West 23rd Street B LLC, together as Landlord.	10-Q	10.8	8/7/2025
10.11.1	Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto and Sound Point Agency LLC.	8-K	10.1	5/23/2025
10.11.2	Amendment No. 1 to Credit Agreement, dated July 31, 2025 to the Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC.	10-Q	10.5	9/30/2025
10.11.3	Amendment No. 2 to Credit Agreement, dated August 25, 2025 to the Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC.	8-K	10.1	8/26/2025
10.11.4
Amendment No. 3 to Credit Agreement, dated March 11, 2026 to the Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC.

10.11.5	Consent Letter, dated February 20, 2026 by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC.	8-K	10.1	2/24/2026
10.11.6	Consent Letter, dated February 20, 2026 by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC.	8-K	10.1	3/3/2026
10.12	Commitment Letter, dated June 13, 2024 as amended and restated as of June 25, 2025, by and among Girls Like Girls Film Inc., as borrower, and Royal Bank of Canada, as the bank.	8-K	10.1	6/26/2025
10.13	Share Repurchase Agreement dated May 23, 2025 by and between BuzzFeed, Inc. and New Enterprise Associates 13, L.P.	8-K	10.2	5/23/2025
10.14	Loan and Security Agreement, dated July 13, 2025, by and between 2X Blind Partners, Inc., as borrower, and BondIt LLC, as Lender.	10-Q	10.5	8/7/2025
10.15.1‡	2021 Equity Incentive Plan.	S-8	99.1	2/8/2022
10.15.2‡	Amendment to 2021 Equity Incentive Plan.
10.15.3‡	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	10-Q	10.1	11/12/2024
10.15.4‡	Form of RSU Agreement under the 2021 Equity Incentive Plan.	10-Q	10.2	11/12/2024
10.15.5‡	Form of Stock Option Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.12	12/9/2021
10.15.6‡	Form of RSU Substitution Agreement under the 2021 Equity Incentive Plan.	8-K	10.13	12/9/2021
10.15.7‡	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan.	10-Q	10.3	11/12/2024
10.16‡	2021 Employee Stock Purchase Plan.	8-K	10.15	12/9/2021
10.17‡	Form of Indemnification Agreement.	8-K	10.16	12/9/2021
10.18.1‡	Offer Letter, dated as of July 8, 2019, between BuzzFeed, Inc. and David Arroyo.	10-K	10.15.1	3/20/2024
10.18.2‡	Promotion Letter, dated as of November 9, 2022, between BuzzFeed, Inc. and David Arroyo.	10-K	10.15.2	3/20/2024

10.19.1‡	Offer Letter, dated as of September 24, 2019, between BuzzFeed, Inc. and Matthew Omer.	10-K	10.16.1	3/20/2024
10.19.2‡	Promotion Letter, dated as of October 23, 2023, between BuzzFeed, Inc. and Matthew Omer.	10-K	10.16.2	3/20/2024
10.20‡	Change in Control and Severance Plan (adopted February 4, 2022).	8-K	10.1	2/4/2022
10.21‡	Greg Coleman Advisor Agreement.	10-Q	10.10	5/10/2023
10.22‡	BuzzFeed, Inc. Non-Employee Directors Compensation Policy (adopted December 3, 2021).	10-K	10.3	3/16/2023
10.23	License Agreement, dated March 28, 2024, by and between BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., TheHuffingtonPost.com, Inc., and Independent Digital News and Media Limited.	10-K	10.24	3/20/2024
19.1.1	Securities Trading Policy (adopted December 3, 2021).	10-K	19.1.1	3/20/2024
19.1.2	Policy on 10b5-1 Plans (adopted December 3, 2021).	10-K	19.1.2	3/20/2024
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche, LLP.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for the Recovery of Erroneously Awarded Compensation (adopted October 12, 2023).	10-K	97.1	3/29/2024
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

BuzzFeed, Inc.

		By:	/s/ Jonah Peretti
Jonah Peretti Chief Executive Officer (principal executive officer)
Date:	March 16, 2026
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

Name	Title	Date

/s/ Jonah Peretti	Chief Executive Officer and Director	March 16, 2026
Jonah Peretti	(principal executive officer)

/s/ Matt Omer	Chief Financial Officer	March 16, 2026
Matt Omer	(principal financial and accounting officer)

/s/ Greg Coleman	Director	March 16, 2026
Greg Coleman

/s/ Janet Rollé	Director	March 16, 2026
Janet Rollé

/s/ Adam Rothstein	Director	March 16, 2026
Adam Rothstein