Form 10-Q
period 2026-03-31
BuzzFeed, Inc.
filed 2026-05-11
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 5, 2026, there were 36,296,018 shares of the registrant’s Class A common stock outstanding, 1,342,709 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

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

•risks related to the Company’s liquidity and cash flow, including the ability of the Company to comply with debt service requirements and covenants contained in its credit facility;
•risks related to the Stock Purchase Agreement and Director Appointment Agreement entered into by the Company with Allen Family Digital, LLC, including potentially adverse impacts on our business, results of operations, and stock price; and
•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report on Form 10-Q.
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
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, our business, and the market for our products and services, including our general expectations of our market position, market growth forecasts, our market opportunity, and size of the markets in which we participate, that are based on industry publications, surveys, and reports that have been prepared by independent third parties. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications, surveys, and reports, we believe the publications, surveys, and reports are generally reliable, although such information is inherently subject to uncertainties and imprecision. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$6,846	$8,465
Restricted cash	15,750	15,750
Accounts receivable (net of allowance for credit losses of $527 and $683 as at March 31, 2026 and December 31, 2025, respectively)	30,264	45,496
Prepaid expenses and other current assets	18,315	16,411
Total current assets	71,175	86,122
Property and equipment, net	3,980	4,504
Right-of-use assets	18,921	23,002
Capitalized software costs, net	25,386	24,245
Intangible assets, net	9,860	10,167
Goodwill	13,105	13,105
Film costs, net	19,221	19,397
Noncurrent restricted cash	3,524	3,524
Prepaid expenses and other assets	3,938	4,073
Total assets	$169,110	$188,139

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,829	$19,548
Accrued expenses	10,914	12,411
Deferred revenue	6,512	7,405
Accrued compensation	9,954	8,305
Current lease liabilities	8,950	12,706
Current debt	30,200	30,524
Other current liabilities	4,320	4,319
Total current liabilities	90,679	95,218
Noncurrent lease liabilities	13,259	14,725
Debt	28,148	27,861
Other liabilities	262	250
Total liabilities	132,348	138,054

Commitments and contingencies

Stockholders’ Equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 38,123 and 37,857 shares issued; 36,296 and 36,030 shares outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 1,343 and 1,343 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Treasury stock, at cost, 1,827 and 1,827 shares at March 31, 2026 and December 31, 2025, respectively	(3,332)	(3,332)
Additional paid-in capital	737,535	735,992
Accumulated deficit	(694,669)	(679,588)
Accumulated other comprehensive loss	(3,422)	(3,715)
Total BuzzFeed, Inc. stockholders’ equity	36,116	49,361
Noncontrolling interests	646	724
Total stockholders’ equity	36,762	50,085
Total liabilities and stockholders’ equity	$169,110	$188,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$31,572	$36,021
Costs and expenses
Cost of revenue, excluding depreciation and amortization	22,364	23,492
Sales and marketing	3,468	4,258
General and administrative	13,184	14,362
Research and development	2,334	3,066
Depreciation and amortization	3,698	4,585
Total costs and expenses	45,048	49,763
Loss from operations	(13,476)	(13,742)
Other (expense) income, net	(347)	1,298
Interest expense, net	(1,537)	(1,171)
Change in fair value of warrant liabilities	102	1,234
Loss before income taxes	(15,258)	(12,381)
Income tax (benefit) provision	(112)	80
Net loss	(15,146)	(12,461)
Less: net (loss) income attributable to noncontrolling interests	(65)	210
Net loss attributable to BuzzFeed, Inc.	$(15,081)	$(12,671)
Net loss attributable to holders of Class A and Class B common stock:
Basic and diluted	$(15,081)	$(12,671)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.40)	$(0.33)
Weighted average common shares outstanding:
Basic and diluted	37,623	38,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(15,146)	$(12,461)
Other comprehensive income
Foreign currency translation adjustment	280	446
Other comprehensive income	280	446
Comprehensive loss	(14,866)	(12,015)
Comprehensive (loss) income attributable to noncontrolling interests	(65)	210
Foreign currency translation adjustment attributable to noncontrolling interests	(13)	118
Comprehensive loss attributable to BuzzFeed, Inc.	$(14,788)	$(12,343)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three Months Ended March 31, 2026
	Common Stock – Class A		Common Stock – Class B		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	37,857	$3	1,343	$1	$(3,332)	$735,992	$(679,588)	$(3,715)	$49,361	$724	$50,085
Net loss	—	—	—	—	—	—	(15,081)	—	(15,081)	(65)	(15,146)
Stock-based compensation	—	—	—	—	—	1,552	—	—	1,552	—	1,552
Issuance of common stock in connection with share-based plans	278	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	—	(9)	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	—	—	—	293	293	(13)	280
Balance at March 31, 2026	38,123	$3	1,343	$1	$(3,332)	$737,535	$(694,669)	$(3,422)	$36,116	$646	$36,762

	For the Three Months Ended March 31, 2025
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	37,025	$3	1,343	$1	$730,369	$(621,864)	$(3,735)	$104,774	$2,168	$106,942
Net (loss) income	—	—	—	—	—	(12,671)	—	(12,671)	210	(12,461)
Stock-based compensation	—	—	—	—	1,377	—	—	1,377	—	1,377
Issuance of common stock in connection with share-based plans	165	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	(25)	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	—	328	328	118	446
Issuance of common stock in connection with at-the-market offering, net of issuance costs	4	—	—	—	13	—	—	13	—	13
Balance at March 31, 2025	37,182	$3	1,343	$1	$731,734	$(634,535)	$(3,407)	$93,796	$2,496	$96,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(15,146)	$(12,461)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,698	4,585
Unrealized loss (gain) foreign currency	415	(501)
Stock-based compensation	1,552	1,377
Change in fair value of warrants	(102)	(1,234)
Amortization of debt discount and deferred issuance costs	263	546
Deferred income tax	(30)	3
Provision for credit losses	(157)	(129)
Noncash lease expense	4,039	4,716
Changes in operating assets and liabilities:
Accounts receivable	15,350	13,131
Prepaid expenses and other current assets and prepaid expenses and other assets	(1,949)	(3,163)
Film costs	153	—
Accounts payable	559	(6,886)
Accrued compensation	1,667	1,372
Accrued expenses, other current liabilities, and other liabilities	(1,565)	4,277
Lease liabilities	(5,169)	(5,952)
Deferred revenue	(893)	1,663
Cash provided by operating activities	2,685	1,344

Investing activities:
Capital expenditures	(244)	(388)
Capitalization of internal-use software	(3,953)	(3,128)
Business combination, net of cash acquired	—	(233)
Proceeds from sale of asset	75	300
Cash used in investing activities	(4,122)	(3,449)

Financing activities:
Borrowings from film financing arrangements	421	—
Payment on Convertible Notes	—	(285)
Payment of consent solicitation fees	—	(2,089)
Payment of film financing arrangements for feature films	(218)	—
Payment of Term Loan's debt issuance / modification costs	(280)	—
Payment for shares withheld for employee taxes	(10)	(25)
Payment of at-the-market offering issuance costs, net	(69)	(55)
Cash used in financing activities	(156)	(2,454)
Effect of currency translation on cash and cash equivalents	(26)	237
Net decrease in cash and cash equivalents	(1,619)	(4,322)
Cash and cash equivalents and restricted cash at beginning of period	27,739	38,648
Cash and cash equivalents and restricted cash at end of period	$26,120	$34,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, tabular amounts and shares in thousands, except per share amounts)
1. Description of the Business
BuzzFeed, Inc. (referred to herein, collectively with its subsidiaries, as “BuzzFeed,” the “Company,” “our,” “us,” or “we”) is a premier digital media company. Across pop culture, entertainment, shopping, food, and news, our brands drive conversation and inspire what audiences watch, read, and buy now — and into the future. The Company’s iconic, globally-loved brands include BuzzFeed, HuffPost, and Tasty. BuzzFeed derives its revenue primarily from advertising, content, and commerce and other sold to leading brands. The Company has one reportable segment.
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
Liquidity and Going Concern
The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds.
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
Since its inception, the Company has generally incurred significant losses and used cash flows from operations to grow its owned and operated properties and its iconic brands. During the three months ended March 31, 2026, the Company incurred a net loss of $15.1 million and generated cash flows from operations of $2.7 million. Additionally, as of March 31, 2026, the Company had unrestricted cash and cash equivalents of $6.8 million and an accumulated deficit of $694.7 million.
The Company’s current restricted cash balance of $15.8 million relates to funds held in Company-owned deposit accounts that are pledged as collateral for the Company’s existing letters of credit for certain office lease arrangements and, upon the expiration of certain of these letters of credit, approximately $15.0 million is required to be paid to our lenders under the Credit Agreement (as defined within Note 8 herein), which also includes a $5.0 million minimum cash covenant ($3.5 million through April 30, 2026, as discussed within Note 8 herein).
As disclosed in Note 8 herein, in May 2025, the Company secured a $40.0 million asset-backed Term Loan (as amended, and as defined within Note 8 herein) and used a portion of the proceeds to repay, in full, the Notes. In August 2025, the Company received an incremental $5.0 million under the Second Amended Credit Agreement (as defined within Note 8 herein), which was due on February 20, 2026 (as extended to April 30, 2026, and further extended to May 18, 2026, as discussed within Notes 8 and 19 herein).
As further disclosed in Note 14 herein, the Company’s Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period, and has continued to remain below $1.00 as of the issuance date. However, in order to remain in compliance with Nasdaq market listing requirements, the Company’s Class A common stock price must exceed $1.00 per share for a specified minimum period (i.e., at least 10 consecutive business days). As a result of the decline in its stock price, the Company received a notice of noncompliance from Nasdaq on March 2, 2026, notifying the Company that it had until August 31, 2026 to regain compliance. If the Company is not able to regain compliance and, as such, the Company’s Class A common stock is delisted from Nasdaq, the Company will be faced with a number of significant material adverse consequences, including limited availability of market quotations for its Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by any indebtedness; limited liquidity for its stockholders due to thin trading; and a potential loss of confidence by investors, employees, and other third parties who do business with the Company.
These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
To address its capital needs, the Company may explore options to restructure its outstanding debt, and is working to optimize its condensed consolidated balance sheet. As described in Note 19 herein, on May 11, 2026, the Company entered into a Stock Purchase Agreement with an investor for the sale of 40,000,000 shares of the Company's Class A common stock. The aggregate consideration of $3.00 per share payable by the Investor is comprised of (i) $20.0 million in cash to be paid to the Company at the closing of the transaction, and (ii) a five-year secured promissory note in the principal amount of $100.0 million to be issued to the Company at the closing of the transaction. While the transaction contemplated by the Stock Purchase Agreement is expected to close prior to the end of May 2026, the Company can provide no assurance that the closing will occur on the expected timeline, or at all. Refer to Note 19 herein for additional details.
In addition, the Company can provide no assurance that it will generate sufficient cash inflows from operations, that it will be successful in obtaining new financing, or that it will be able to optimize its condensed consolidated balance sheet in a manner necessary to fund its obligations as they become due over the next 12 months beyond the issuance date. Additionally, the Company may implement incremental cost savings actions and pursue additional sources of outside capital to supplement its funding obligations as they become due, which includes additional offerings of its Class A common stock under the at-the-market offering (refer to Note 9 herein for additional details). However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than the Company’s at-the-market offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC, and the Company’s Stock Purchase Agreement with Allen Family Digital, LLC, which is discussed further in Note 19 herein. The Company can provide no assurance it will successfully generate sufficient liquidity to fund its operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through the Company’s at-the-market offering) or implement incremental cost savings.
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, the Company’s available cash, liquidity, and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions. As of the issuance date, the Company continues to work on optimizing its condensed consolidated balance sheet and evaluating its assets.
Based on the Company’s liquidity position as of March 31, 2026 and the current forecast of operating results and cash flows, in the absence of any of the above-described plans to address our capital needs, the Company anticipates that it will not have sufficient resources to fund its cash obligations for the next 12 months following the issuance date. In addition, the Company has concluded that the above-described plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
2. Summary of Significant Accounting Policies
Basis of Financial Statements and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. As such, the accompanying condensed consolidated financial statements and these related notes should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2025, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The condensed consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ended December 31, 2026.
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
Key estimates and assumptions relate primarily to revenue recognition, valuation allowances for deferred income tax assets, allowance for credit losses, useful lives of tangible and intangible assets, impairment of long-lived assets and goodwill, ultimate revenue used for the amortization of capitalized film costs and accruals of investor costs and participations, and capitalized software costs.
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
The Company classifies all cash, the use of which is limited by contractual provisions, as restricted cash. Restricted cash primarily includes cash that is held as collateral for certain lease agreements which affect the amount of cash the Company has available for other uses. As of March 31, 2026 and December 31, 2025, restricted cash totaled $19.3 million and $19.3 million, respectively.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on current accounts receivable and contract assets. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard for the three months ended March 31, 2026. The adoption of this standard did not have a material impact to the Company’s condensed consolidated financial statements.
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

	Three Months Ended March 31,
	2026	2025
Advertising	$17,146	$21,387
Content	7,480	4,424
Commerce and other	6,946	10,210
Total	$31,572	$36,021

The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended March 31,
	2026	2025
Revenue:
United States	$29,758	$32,799
International	1,814	3,222
Total	$31,572	$36,021
Contract Balances
The timing of revenue recognition, billings, and cash collections can result in billed accounts receivable, unbilled receivables, unbilled revenue (contract assets), and deferred revenues (contract liabilities). The payment terms and conditions within the Company’s contracts vary by the type; the substantial majority require that customers pay for their services on a monthly or quarterly basis, as the services are being provided. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes either unbilled revenue (its performance precedes the billing date and payment is conditional on something other than the passage of time) or deferred revenue (customer payment is received in advance of performance). The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to consideration and only the passage of time is required to receive the consideration. Unbilled receivables are presented within accounts receivable, net of allowance for credit losses, within the condensed consolidated balance sheets. In addition, the Company determined its contracts generally do not include a significant financing component.
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $7.6 million and $7.5 million as of March 31, 2026 and December 31, 2025, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $6.5 million and $7.4 million as of March 31, 2026 and December 31, 2025, respectively. The amount of revenue recognized during the three months ended March 31, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $1.7 million.
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

4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$19,298	$—	$—	$19,298
Total	$19,298	$—	$—	$19,298
Liabilities:
Other current liabilities:
Public Warrants	146	—	—	146
Private Placement Warrants	—	1	—	1
Total	$146	$1	$—	$147

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$19,302	$—	$—	$19,302
Total	$19,302	$—	$—	$19,302
Liabilities:
Other current liabilities:
Public Warrants	247	—	—	247
Private Placement Warrants	—	2	—	2
Total	$247	$2	$—	$249
The Company’s investments in money market funds are measured at fair value using quoted prices for identical investments in active markets (i.e., Level 1). Due to the short-term nature of these investments, the carrying value approximates fair value. The difference between the total amount of funds held in money market accounts and the total restricted cash balances on the condensed consolidated balance sheets relates to interest that is unrestricted.
The Company’s warrant liability as of March 31, 2026 and December 31, 2025 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.01 and $0.03 as of March 31, 2026 and December 31, 2025, respectively.
The warrant liability was classified as a current liability, included within other current liabilities within the accompanying condensed consolidated balance sheets, as the expiration date of the warrants is less than one year as of both March 31, 2026 and December 31, 2025.
There were no transfers between fair value measurement levels during the three months ended March 31, 2026.

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
As of March 31, 2026 and December 31, 2025, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both March 31, 2026 and December 31, 2025.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$48,626	$48,651
Furniture and fixtures	3,754	3,788
Computer equipment	1,587	1,685
Video equipment	363	352
Gross carrying value	54,330	54,476
Less: accumulated depreciation	(50,350)	(49,972)
Net carrying value	$3,980	$4,504
Depreciation totaled $0.6 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively, included in depreciation and amortization expense.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	March 31, 2026	December 31, 2025
Website and internal-use software	$104,720	$101,084
Less: accumulated amortization	(79,334)	(76,839)
Net carrying value	$25,386	$24,245
The Company capitalized $4.0 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively, included in capitalized software costs, net. The Company amortized $2.8 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively, included in depreciation and amortization expense.

7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	March 31, 2026				December 31, 2025
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks and Trade Names	10	14,000	4,783	9,217	14,000	4,550	9,450
Trademarks and Trade Names	Indefinite	68	—	68	68	—	68
Customer Relationships	2	887	312	575	887	238	649
Total		$14,955	$5,095	$9,860	$14,955	$4,788	$10,167
Amortization expense associated with intangible assets for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.3 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of March 31, 2026 is as follows (in thousands):

Remainder of 2026	$922
2027	1,229
2028	991
2029	933
2030	933
Thereafter	4,784
Total	$9,792
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of March 31, 2026 and December 31, 2025, the Company had $13.1 million of goodwill recorded on its condensed consolidated balance sheets. The Company concluded there were no impairment triggering events as of, and for, the three months ended March 31, 2026.
8. Debt
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords and remain outstanding as of March 31, 2026. Additionally, during the first quarter of 2025, the Company entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the Company’s landlord for its corporate headquarters, and remains outstanding as of March 31, 2026. Refer to Note 13 herein for additional details with respect to this lease.
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
During the year ended December 31, 2024, the Company repurchased / redeemed $120.0 million of the Notes in connection with various transactions. The Company repurchased / redeemed the remaining $30.0 million during the year ended December 31, 2025 (approximately $0.3 million during the three months ended March 31, 2025, and the remaining $29.7 million during the second quarter of 2025). A loss on early extinguishment of debt of approximately $5.5 million was recorded in other expense, net, for the three and six months ended June 30, 2025 (none for the three months ended March 31, 2025).
Term Loan
On May 23, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026 (as discussed below), $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. The Company borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5% (the interest rate was approximately 12.2% at March 31, 2026, which includes the incremental interest described below). The Company is required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of its outstanding standby letters of credit. The Term Loan is guaranteed by certain of the Company’s domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all assets of the Company and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, the Company must maintain minimum liquidity of $5.0 million ($3.5 million through April 30, 2026, as described below). No other financial maintenance covenants are applicable, and the Company was in compliance with the aforementioned covenant as of March 31, 2026.
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
The Second Amended Credit Agreement also provided for a permitted overadvance of $25.0 million from August 25, 2025, through February 20, 2026 (the Third Amended Credit Agreement extended the $25.0 million overadvance through April 30, 2026, as discussed below).
On February 20, 2026, the Company entered into a consent letter with the Term Loan’s lenders and agent, thereby extending the repayment date until February 27, 2026. On February 27, 2026, the Company entered into a second consent letter with the Term Loan’s lenders and agents, thereby further extending the repayment date until March 6, 2026.
On March 11, 2026, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Third Amended Credit Agreement, the “Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest will apply (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverts back to $5.0 million at all times thereafter. The Third Amended Credit Agreement incurred a non-refundable amendment fee of approximately $0.2 million, which was paid in March 2026. Additionally, the Third Amended Credit Agreement established four operational milestones, three of which were required to be achieved by March 31, 2026 and the remaining milestone by April 30, 2026, each subject to a penalty of approximately $0.2 million if not satisfied by the specified deadline. One operational milestone was not achieved as of March 31, 2026, and therefore the Company was required to remit $0.2 million to the Lender (paid in April 2026). As a result of this modification, the Company determined the modified terms were not substantially different from the original debt terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified more than once in one year.
The final operational milestone dated April 30, 2026 was not met, and therefore the Company was required to remit $0.2 million to the Lender (paid in May 2026).
Refer to Note 19 herein for details surrounding the Fourth Amended Credit Agreement (as defined therein), which extends the $5.0 million due date to May 18, 2026, among other things.
$45.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of March 31, 2026.
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
Total debt discount / issuance costs related to the Term Loan totaled $3.0 million, and the unamortized amounts will be amortized to interest expense using the effective interest method over the contractual term.
Interest expense on the Term Loan is recognized at an effective interest rate of approximately 14.2% and totaled $1.4 million for the three months ended March 31, 2026, of which amortization of the debt discount and issuance costs comprised $0.3 million for the three months ended March 31, 2026.
The net carrying amount of the Term Loan as of March 31, 2026 and December 31, 2025 was:

	March 31, 2026	December 31, 2025
Principal outstanding	$45,000	$45,000
Unamortized debt discount and issuance costs	(2,090)	(1,848)
Net carrying value	$42,910	$43,152
$19.1 million and 19.2 million of the net carrying value of the Term Loan was classified as current debt and the remaining $23.8 million and $24.0 million was classified as non-current debt within the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of the Term Loan approximates the carrying value because the variable interest rate approximates current market rates.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million) (the “Girls Like Girls’ Indebtedness”), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million was due when Girls Like Girls Film Inc. received expected production tax credits. $3.6 million was repaid in September 2025, and approximately $1.0 million was repaid in December 2025, resulting in a remaining balance of approximately $0.2 million as of December 31, 2025. The remaining balance was paid in February 2026, and this debt facility is now closed.
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
As interest expense associated with film financing arrangements is generally fixed, debt discount / issuance costs are capitalized and included in film costs, net within the condensed consolidated balance sheets. These capitalized costs are amortized to cost of revenue, excluding depreciation and amortization, using the individual film forecast method, under which amortization is recognized in proportion to the ratio of current period revenue recognized to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received over the period of 10 years following release). The Company amortized $0.1 million and $nil of film-related interest expense for the three months ended March 31, 2026 and 2025, respectively.
A summary of these film financing arrangements outstanding as of March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):

		As of March 31, 2026			As of December 31, 2025
Film Financing Arrangement	Range of Contractual Maturity Dates(1)	Principal Outstanding / Carrying Value	Total Capitalized Debt Discount / Issuance Costs(2)	Remaining Capitalized Debt Discount / Issuance Costs	Principal Outstanding / Carrying Value	Total Capitalized Debt Discount / Issuance Costs(2)	Remaining Capitalized Debt Discount / Issuance Costs
2X Blind Partners, Inc.	March 2026 through September 2026	$5,207	$715	$479	$5,207	$715	$479
Adulting, Inc.	February 2026 through February 2029	1,394	206	187	1,394	206	187
Gloria De Film, Inc.	August 2026 through July 2027	3,599	520	442	3,599	520	520
Clover Film, Inc.	August 2026 through December 2027	5,236	1,615	1,615	4,815	1,615	1,615
Total		$15,436	$3,056	$2,723	$15,015	$3,056	$2,801
______________________________
(1)The contractual maturity dates for 2X Blind Partners, Inc. are as follows: $2.6 million on March 16, 2026, $2.4 million on August 14, 2026, $0.2 million on September 14, 2026, and $0.2 million on September 17, 2026. For 2X Blind Partners, Inc., as of March 31, 2026, there was an additional $0.1 million of indebtedness available, but not yet incurred. In April 2026, in exchange for fees of $0.2 million, the Company and the lender for 2X Blind Partners, Inc. agreed to the following updated maturity schedules (this film financing indebtedness is repaid directly from customers and tax credit authorities): $1.4 million on May 15, 2026, $1.1 million on July 1, 2026, $2.0 million on August 14, 2026, and $0.5 million on September 14, 2026. The September 17, 2026 due date of $0.2 million remains unchanged.
The contractual maturity dates for Adulting, Inc. are as follows: $0.1 million on February 14, 2026, $0.9 million on May 1, 2026, $0.2 million on September 17, 2026, and the remaining $0.3 million between May 15, 2028 and February 15, 2029. With respect to the February 14, 2026 contractual maturity date, these funds are remitted directly from a customer to the lender, and those parties are working together to resolve. Accordingly, the Company does not believe this delay represents a default under the terms of the financing.
The contractual maturity dates for Gloria De Film, Inc. are as follows: $0.4 million on August 5, 2026, $0.8 million on October 15, 2026, $0.2 million on November 14, 2026, $0.5 million on May 15, 2027, $1.6 million on July 29, 2027 (the earlier of July 29, 2027, or the date tax credit proceeds are received, which are expected within 12 months from March 31, 2026), and $0.4 million on July 31, 2027. For Gloria De Film, Inc., as of March 31, 2026, there was an additional $0.3 million of indebtedness available, but not yet incurred.

The contractual maturity dates for Clover Film, Inc. are as follows: $0.3 million on August 15, 2026, $0.1 million between May 15, 2027 and November 15, 2027, $1.9 million on June 19, 2027 (the earlier of June 19, 2027, or the date tax credit proceeds are received, which are expected within 12 months from March 31, 2026), and the remaining $2.9 million on December 23, 2027.
Totals may not foot due to rounding.

(2)Interest is fixed, unless in the event of default.
As of March 31, 2026, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $4.3 million, respectively. As of December 31, 2025, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively.
Future Principal Payments of Total Debt
The following table summarizes future principal payments of total debt outstanding as of March 31, 2026:

Year	Amount
Remainder of 2026	$31,122
2027	4,022
2028	25,039
2029	253
2030	—
Total	$60,436
Of the principal repayments in 2026, approximately $1.2 million and $1.9 million relate to Gloria De Film, Inc. and Clover Film, Inc., respectively. While these obligations have contractual maturity dates in 2027, the underlying debt agreements contain on-demand repayment provisions requiring tax credit proceeds to be remitted directly from various tax authorities to the lenders. As these tax credit collections are anticipated within the next 12 months, the associated balances have been classified as current as of both March 31, 2026 and December 31, 2025.
Weighted-Average Interest Rate on Short-Term Borrowings
As of March 31, 2026 and December 31, 2025, the weighted average interest rate on short-term borrowings was approximately 11.2% and 11.0%, respectively.
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional or other special rights, if any, of each such series and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of March 31, 2026 or December 31, 2025.

Repurchase of Common Stock
On May 23, 2025, the Company entered into a share repurchase agreement with New Enterprise Associates 13, L.P., then a holder of the Company’s outstanding Class A common stock, providing for the Company to repurchase 1.8 million shares of its Class A common stock, par value of $0.0001 per share, in a privately negotiated transaction, at a purchase price of $1.82 per share, for an aggregate purchase price of approximately $3.3 million. The repurchase was approved by the Company’s board of directors, and this repurchase of common stock took place on May 23, 2025. This transaction resulted in the repurchased 1.8 million shares of the Company’s Class A common stock being classified as treasury stock, which was recorded at cost, within the Company’s condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, as the Company does not have any current formal or constructive plans to retire the shares.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2025	6,000	$2.85	7.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(42)	2.93	—	—
Expired	(224)	3.13	—	—
Balance as of March 31, 2026	5,734	$2.84	7.96	$—
Expected to vest at March 31, 2026	5,734	$2.84	7.96	$—
Exercisable at March 31, 2026	3,408	$3.27	7.85	$—
As of March 31, 2026, the total share-based compensation costs not yet recognized related to unvested stock options was $3.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of 0.6 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2025	3,170	$1.84
Granted	615	0.81
Vested	(277)	1.18
Forfeited	(40)	2.00
Outstanding as of March 31, 2026	3,468	$1.71
As of March 31, 2026, there were approximately $4.0 million of unrecognized compensation costs related to RSUs.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Cost of revenue, excluding depreciation and amortization	$352	$302
Sales and marketing	113	148
General and administrative	921	802
Research and development	166	125
Total	$1,552	$1,377
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which the Company was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering agreement to $150.0 million. As of March 31, 2026, the Company had sold, in the aggregate, 1,153,345 shares of its Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes. There were no proceeds raised related to this offering during the three months ended March 31, 2026, and there were $nil proceeds raised related to this offering during the three months ended March 31, 2025.
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
For the three months ended March 31, 2026 and 2025, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.

The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(15,146)	$(12,461)
Less: net (loss) income attributable to noncontrolling interests	(65)	210
Net loss attributable to holders of Class A and Class B common stock	$(15,081)	$(12,671)

Denominator:
Weighted average common shares outstanding, basic and diluted	37,623	38,683

Net loss per common share, basic and diluted[1]	$(0.40)	$(0.33)
_________________________________
(1)Net loss per share information is presented on a rounded basis using actual amounts. Minor differences in totals may exist due to rounding.
The numerator for net loss per basic and diluted common share excludes the impact of net (loss) income attributable to the noncontrolling interests for all periods presented.
The table below presents the details of securities that were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	5,734	6,765
Restricted stock units	3,468	1,237
Warrants	2,469	2,469
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended March 31,
	2026	2025
Income tax (benefit) provision	$(112)	$80
Effective tax rate	0.7%	(0.6)%
For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and the results of foreign operations. The effective tax rate for the three months ended March 31, 2026 differs from the rate for the prior‑year period primarily due to activity in the Company's United Kingdom operations, including the required forfeiture of certain historical operating loss carryforwards and the related release of a valuation allowance.
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
12. Restructuring Costs
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
In March 2025, the Company entered into a 130-month lease agreement for a new corporate headquarters located in New York, New York, which commenced on June 16, 2025 (i.e., the “Commencement Date”). The lease contains one 5-year renewal option and an early termination option after 6 years of the rent commencement date (i.e., December 16, 2025 is the rent commencement date). Upon the Commencement Date, based on various economic and market-based factors, the Company concluded it is reasonably certain to exercise the early termination option, and therefore the lease term was determined to be 6 years, 6 months (i.e., the lease term was determined to be June 16, 2025 through December 15, 2031). The undiscounted lease payments range from approximately $0.2 million to $0.3 million per month throughout the contractual term of the lease (approximately $0.2 million per month throughout the term determined for accounting purposes). The Company determined this lease is an operating lease, and variable lease expenses are not material, and include the Company’s proportionate share of operating expenses, property taxes, and insurance.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.

The following illustrates the lease costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$4,802	$5,873
Sublease income	(3,836)	(4,602)
Total lease cost	$966	$1,271
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statements of operations. The Company does not have material short-term or variable lease costs.
The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	March 31, 2026	December 31, 2025
Assets
Right-of-use assets	$18,921	$23,002

Liabilities
Current lease liabilities	$8,950	12,706
Noncurrent lease liabilities	13,259	14,725
Total lease liabilities	$22,209	$27,431
Other information related to leases was as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$5,934	$7,114

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	3.7	3.4
Weighted average discount rate	12.5%	12.7%
Maturities of lease liabilities as of March 31, 2026 were as follows:

Year	Operating Leases
Remainder of 2026	$9,058
2027	4,748
2028	3,195
2029	2,946
2030	2,650
Thereafter	5,804
Total lease payments	28,401
Less: imputed interest	(6,192)
Total	$22,209

Sublease receipts to be received in the future under noncancelable subleases as of March 31, 2026 were as follows:

Year	Amount
Remainder of 2026	$2,464
Thereafter	—
Total	$2,464
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
On or around March 4, 2021, the City of São Paulo served a notice of infraction against BuzzFeed Do Brasil LTDA (“BuzzFeed BR”), an entity divested by the Company in October 2020. The infraction alleges a failure to pay advertising-related service taxes for the 2016 - 2018 period. BuzzFeed BR challenged the infraction on the grounds of non-retroactive application of the governing statute. Following unfavorable administrative rulings, the matter moved to judicial enforcement. As of December 4, 2025, three claims entered fiscal execution, resulting in a freeze of approximately $nil in BuzFeed BR’s bank account. To proceed with appeals, BuzzFeed BR must obtain a bond or furnish a bank deposit certificate to secure the amount in collections, which approximates $0.2 million (and is subject to interest in the amount of the IPCA index plus 1 percent). While the Company is not a direct party to the tax proceeds, the purchaser of BuzzFeed BR has asserted that the Company is obligated to resolve the matter under the divesitutre’s indemnification provisions. The Company is monitoring the matter with local counsel and does not currently believe its resolution will have a material adverse effect on its condensed consolidated financial statements.
Additionally, the Company settled or resolved certain legal matters during the three months ended March 31, 2026 and 2025 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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
Information about the Company’s types of products and services from which it derives its revenues, as well as the accounting policies of the Company’s single operating and reporting segment, are the same as those described in the summary of significant accounting policies (refer to Note 2 herein for additional details). The CODM assesses performance based on net loss as reported on the condensed consolidated statements of operations for purposes of deciding how to direct resources.
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

	Three Months Ended March 31,
	2026	2025
Variable cost of revenue	$6,991	$6,393
Fixed cost of revenue	15,373	17,099
Total cost of revenue, excluding depreciation and amortization	$22,364	$23,492
All other significant segment expenses and other significant segment items that comprise consolidated net loss and are regularly provided to the CODM are consistent with what is presented on the condensed consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, other (expense) income, net, interest expense, net, change in fair value of warrant liabilities, and income tax (benefit) provision, were $24.4 million and $25.0 million for the three months ended March 31, 2026 and 2025, respectively.
Asset information and capital expenditures are not provided to the CODM and are not utilized for the purpose of assessing performance or allocating resources, and therefore such information has not been presented.

16. Supplemental Disclosures
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
Film costs, which were included in film costs, net, on the on the condensed consolidated balance sheets, were as follows:

	March 31, 2026	December 31, 2025
Individual Monetization:
Feature films in production	$9,452	$13,118
Completed feature films, less amortization	9,769	6,279
Total	$19,221	$19,397
The Company amortized $0.8 million of film costs for the three months ended March 31, 2026, and had no material amortization of film costs for the three months ended March 31, 2025. Film cost amortization is included in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations.
The Company enters into co-financing arrangements with third parties to jointly finance or distribute certain of its film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. The Company accounts for the proceeds received from the investor under these arrangements as a reduction of its capitalized film costs (which approximated $4.5 million and $4.7 million as of March 31, 2026 and December 31, 2025, respectively), and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $3.5 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively. Production tax incentives resulted in a reduction of cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations of approximately $0.2 million for the three months ended March 31, 2026 (none for the three months ended March 31, 2025). The Company had receivables related to production tax credits of $4.4 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, included in prepaid and other current assets in the condensed consolidated balance sheets.
Prepaid Expenses and Other Current Assets
As of March 31, 2026 and December 31, 2025, prepaid expenses and other current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Non-trade accounts receivable	$5,626	$4,627
Unbilled revenue	7,596	7,451
Prepaid expenses	1,545	1,837
Other	3,548	2,496
Total	$18,315	$16,411
Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
	2026	2025
Cash paid (received) for income taxes, net	$28	$(9)
Cash paid for interest	1,744	5
Non-cash investing and financing activities:
Accrued debt issuance / modification costs for Term Loan	865	—
Accrued deferred offering costs	—	68
Accounts payable and accrued expenses related to property and equipment	89	33
Non-cash contingent consideration for business combination	—	481
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	6,846	15,052
Restricted cash	15,750	—
Noncurrent restricted cash	3,524	19,274
Total cash and cash equivalents and restricted cash	$26,120	$34,326
17. Other (Expense) Income, net
Other (expense) income, net consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Exchange (loss) gain	$(833)	$707
Other expense	(81)	(132)
Other income	567	723
Total	$(347)	$1,298

18. Disposals and Licenses
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty, and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who supported the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM will pay an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of March 31, 2026), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.8 million has been received as of March 31, 2026).
Sale of Goodful and As/Is Brands
On December 9, 2025, the Company sold 100% of the assets related to the digital media brands known as Goodful and As/Is for approximately $0.5 million in fixed cash consideration, which is payable in installments through May 1, 2027 ($0.2 million of which was received as of March 31, 2026). Goodful or As/Is did not have a material impact on the Company’s net loss for any period presented herein.
19. Subsequent Events
The Company has evaluated subsequent events that occurred after March 31, 2026 through the date the condensed consolidated financial statements were issued (May 11, 2026). Except as disclosed below, the Company did not identify any subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.
Entry into Stock Purchase Agreement with Allen Family Digital, LLC
On May 11, 2026, BuzzFeed, Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Allen Family Digital, LLC (“Investor”), pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, 40,000,000 shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Transaction”). The aggregate consideration of $3.00 per share payable by the Investor is comprised of (i) $20.0 million in cash to be paid to the Company at the closing of the Transaction, and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the “Promissory Note”) to be issued to the Company at the closing of the Transaction. The Promissory Note bears interest at a rate of 5% per annum, with interest payable semi-annually on the last business day of each June and December. The Promissory Note matures on the fifth anniversary of the Closing Date (as defined in the Agreement). The Promissory Note is secured by a first priority security interest in 33.3 million of the Shares and the Company understands that Investor currently holds no assets other than the Shares.
Immediately prior to the execution of the Agreement, Jonah Peretti, BuzzFeed’s Founder and CEO, notified the Company of his intention to convert all of his outstanding shares of Class B common stock (1,309,354 as of May 5, 2026) into Class A common stock, which will leave approximately 33,355 shares of Class B common stock outstanding. This will result in the Investor owning approximately 52% of the outstanding Class A common stock, which will result in the Investor controlling the Company.
In connection with the execution of the Agreement, the Company, the Investor, and Jonah Peretti, LLC entered into a Director Appointment Agreement (the “Director Appointment Agreement”), pursuant to which, effective as of the closing of the Transaction, the Company’s board of directors will be expanded from four to eight directors until the Company’s 2026 annual meeting (the “2026 Annual Meeting”) after which time the Company’s board of directors will be expanded from eight to nine directors. Prior to the 2026 Annual Meeting, pursuant to the Director Appointment Agreement, the

Investor will have the right to appoint five of the eight members of the Company’s board of directors. Following the 2026 Annual Meeting and the expansion of the Company’s board of directors from eight to nine members, pursuant to the Director Appointment Agreement, (A) the Investor will have the right to appoint (i) six directors provided the Investor beneficially owns more than 50% of the Company’s then-outstanding common stock and (ii) a majority of the directors provided the Investor beneficially owns less than 40% but equal to or more than 20% of the Company’s then-outstanding common stock and (B) Jonah Peretti, LLC will have the right to appoint one director as long as he owns a specified amount of the Company’s then-outstanding common stock.
On May 11, 2026, Nasdaq approved an exception to Nasdaq Listing Rule 5635 (Shareholder Approval) and Nasdaq Listing Rule 5640 (Voting Rights) in connection with the issuance and sale of the Shares and the execution of the Director Appointment Agreement.
The Transaction is expected to close prior to the end of May 2026, but no earlier than 10 days after the Company’s shareholders are notified of the Transaction in accordance with Nasdaq Rule 5635.
Announcement of CEO Transition Plan and Proposed Election of Officers
On May 11, 2026, Jonah Peretti, BuzzFeed’s Founder and CEO, announced his intention to transition from his role as CEO of the Company, with Byron Allen named as his successor. Mr. Allen is expected to assume the role of Chief Executive Officer of BuzzFeed, Inc. in the coming weeks, and Mr. Peretti is expected to transition to a new role as President of BuzzFeed AI. Mr. Peretti will also continue to serve as a director of the Company.
Resignation of Director
In connection with the Transaction, Gregory Coleman resigned from the Board and the Audit Committee, the Compensation Committee and the Nominating, Corporate Governance, and Corporate Responsibility Committee of the Board on May 11, 2026, effective as of the Closing Date. Gregory Coleman’s resignation was not due to any disagreement with the Company or any matter relating to the Company's operations, policies, or practices.
Amendment No. 4 to Credit Agreement
On May 7, 2026, the Company entered into Amendment No. 4 to Credit Agreement (the “Fourth Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Fourth Amended Credit Agreement, the “Credit Agreement”), which provided for an extension of the $5.0 million due under the Credit Agreement from April 30, 2026 to May 18, 2026. Additionally, the Fourth Amended Credit Agreement establishes certain incremental mandatory prepayments, whereby the Company is required to prepay any aggregate outstanding principal amounts of any Overadvances (as defined in the Credit Agreement) upon the occurrence of certain events, including from the sale of specified assets or the issuance of any equity interests, subject to the Company retaining liquidity of $7.5 million.

The Company will incur a debt modification fee of approximately $0.5 million in connection with the Fourth Amended Credit Agreement, which will be payable only upon the occurrence of certain events.

Contemplated Separation of BuzzFeed Studios, Inc.

On May 11, 2026, the Company announced a strategic plan to potentially separate its studio (including vertical micro-dramas, animation, digital video, and premium studio including feature films) and Tasty business units into a standalone, independent entity, BuzzFeed Studios, Inc., to attract new investors. The Company is in the preliminary stages of evaluating the structure and timing of the transaction. As of May 11, 2026, no definitive agreements have been executed in connection with the proposed separation. There can be no assurance as to the specific structure of this potential reorganization, the timing of its implementation, or whether this evaluation will result in a sale, a strategic partnership, or any other transaction, or to what extent such a transaction would have on our condensed consolidated financial statements.

Strategic Review and Restructuring Initiatives

Subsequent to March 31, 2026, the Company initiated a comprehensive review of its strategic direction and cost structure to address near-term liquidity requirements and improve long-term operational efficiency. As these initiatives are in the preliminary stages, the Company has not yet finalized a definitive timeline or the specific scope of these actions. As such, the Company is unable to provide a good-faith estimate of the range of any restructuring charges, or the timing of any such plan or charge.

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

Effects of Current Economic Conditions
Macroeconomic conditions have a direct impact on overall advertising and marketing expenditures in the United States (the “U.S.”). As advertising and marketing budgets are often discretionary in nature, they can be easier to reduce in the short-term as compared to other corporate expenses. Additionally, economic downturns and recessionary fears may also negatively impact our ability to capture advertising dollars. Consequently, we believe advertising and content budgets have been, and may continue to be, affected by macroeconomic factors, such as market uncertainty and elevated interest rates, which has led to reduced spending from advertising and content customers. These macroeconomic factors have adversely impacted our advertising and content revenue in 2025 and to date in 2026, and we expect these factors will continue to adversely affect our revenue in 2026. In addition, uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by inflationary pressure, elevated interest rates, geopolitical issues, trade tensions between the U.S. and its trading partners, tariffs, or other factors may result in a recession, which could have a material adverse effect on our business. Refer to Part I, Item 1A “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional details.
Seasonality
Our business is subject to some seasonal influences. Historically, our revenue is typically highest in the fourth quarter of the year due to strong advertising spend and consumer spending during this quarter.
Entry into Stock Purchase Agreement with Allen Family Digital, LLC

On May 11, 2026, BuzzFeed, Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Allen Family Digital, LLC (“Investor”), pursuant to which we agreed to sell to the Investor, and the Investor agreed to purchase from us, 40,000,000 shares (the “Shares”) of our Class A common stock, par value $0.0001 per share (the “Transaction”). The aggregate consideration of $3.00 per share payable by the Investor is comprised of (i) $20.0 million in cash to be paid to us at the closing of the Transaction, and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the “Promissory Note”) to be issued to us at the closing of the Transaction. The Promissory Note bears interest at a rate of 5% per annum, with interest payable semi-annually on the last business day of each June and December. The Promissory Note matures on the fifth anniversary of the Closing Date (as defined in the Agreement). The Promissory Note is secured by a first priority security interest in 33.3 million of the Shares and the Company understands that Investor currently holds no assets other than the Shares.

Immediately prior to the execution of the Agreement, Jonah Peretti, BuzzFeed’s Founder and CEO, notified the Company of his intention to convert all of his outstanding shares of Class B common stock (1,309,354 as of May 5, 2026) into Class A common stock, which will leave approximately 33,355 shares of Class B common stock outstanding. Such conversion will result in Jonah Peretti owning approximately 2% of the outstanding shares of Class A common stock, and the purchase by the Investor will result in the Investor owning approximately 52% of the outstanding Class A common stock, which, taken together with the conversion by Jonah Peretti, will result in the Investor controlling us.

In connection with the execution of the Agreement, the Company, the Investor and Jonah Peretti, LLC entered into a Director Appointment Agreement (the “Director Appointment Agreement”), pursuant to which, effective as of the closing of the Transaction, our board of directors will be expanded from four to eight directors until our 2026 annual meeting (the “2026 Annual Meeting”) after which time our board of directors will be expanded from eight to nine directors. Prior to the 2026 Annual Meeting, pursuant to the Director Appointment Agreement, the Investor will have the right to appoint five of the eight members of our board of directors. Following the 2026 Annual Meeting and the expansion of our board of directors from eight to nine members, pursuant to the Director Appointment Agreement, (A) the Investor will have the right to appoint (i) six directors provided the Investor beneficially owns more than 50% of the Company’s then-outstanding common stock and (ii) a majority of the directors provided the Investor beneficially owns less than 40% but equal to or more than 20% of our then-outstanding common stock and (B) Jonah Peretti, LLC will have the right to appoint one director as long as he owns a specified amount of our then-outstanding common stock.

On May 11, 2026, Nasdaq approved an exception to Nasdaq Listing Rule 5635 (Shareholder Approval) and Nasdaq Listing Rule 5640 (Voting Rights) in connection with the issuance and sale of the Shares and the execution of the Director Appointment Agreement.

The Transaction is expected to close prior to the end of May 2026 but no earlier than 10 days after our shareholders are notified of the Transaction in accordance with Nasdaq Rule 5635.

The foregoing descriptions of the Stock Purchase Agreement, the Director Appointment Agreement and the Promissory Note are qualified in their entirety by reference to the actual agreements, which have been filed as exhibits to this report and are incorporated by reference herein.

Announcement of CEO Transition Plan and Proposed Election of Officers

On May 11, 2026, Jonah Peretti, BuzzFeed’s Founder and CEO, announced his intention to transition from his role as our CEO, with Byron Allen named as his successor. Mr. Allen is expected to assume the role of Chief Executive Officer of BuzzFeed, Inc. in the coming weeks, and Mr. Peretti is expected to transition to a new role as President of BuzzFeed AI. Mr. Peretti also will continue to serve as one of our directors.
Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP
Total revenue	$31,572	$36,021
Loss from operations	(13,476)	(13,742)
Net loss	(15,146)	(12,461)
Non-GAAP
Adjusted EBITDA(1)	$(7,819)	$(5,894)
Non-Financial
Time Spent(2)	60,600	67,858
_________________________________
(1)See “Reconciliation from Net loss to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S. (“ U.S. GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three months ended March 31, 2026, Time Spent decreased by 11%, consistent with broader industry trends, amongst our competitive set, according to Comscore.
Content Performance Metrics
We use certain metrics to assess the operational and financial performance of our business. Effective January 1, 2023, we introduced metrics with respect to our branded content revenue, which represents the majority of our reported direct sold content revenue (branded content is further defined within “Components of Results of Operations” below). Specifically, we monitor the performance of our branded content advertisers through retention and average trailing 12-

month revenue per branded content advertiser. Net branded content advertiser revenue retention is an indicator of our ability to retain the spend of our existing customers year-over-year, which we view as a reflection of the effectiveness of our services. In addition, we monitor the number of branded content advertisers and the net average branded content advertiser revenue, as defined below, as these metrics provide further details with respect to the majority of our reported direct sold content revenue and influence our business planning decisions. Our use of net branded content advertiser revenue retention, branded content advertisers, and net average branded content advertiser revenue have limitations as analytical tools, and investors should not consider them in isolation. Additionally, the aforementioned metrics do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. Pro forma amounts for acquisitions and dispositions are calculated as if the acquisitions and / or dispositions occurred on the first day of the applicable period.
The following table sets forth certain operating metrics for our branded content revenue for the three months ended March 31, 2026 and 2025 (on a trailing 12-month basis):

	March 31,
	2026	2025
Net branded content advertiser revenue retention(1)	49%	37%
Branded content advertisers(2)	>20	>19
Net average branded content advertiser revenue(3)	$0.5	$0.8
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
Results of Operations:
Comparison of results for the three months ended March 31, 2026 and 2025
The following tables set forth our condensed consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$31,572	$36,021
Costs and expenses
Cost of revenue, excluding depreciation and amortization	22,364	23,492
Sales and marketing	3,468	4,258
General and administrative	13,184	14,362
Research and development	2,334	3,066
Depreciation and amortization	3,698	4,585
Total costs and expenses	45,048	49,763
Loss from operations	(13,476)	(13,742)
Other (expense) income, net	(347)	1,298
Interest expense, net	(1,537)	(1,171)
Change in fair value of warrant liabilities	102	1,234
Loss before income taxes	(15,258)	(12,381)
Income tax (benefit) provision	(112)	80
Net loss	(15,146)	(12,461)
Less: net (loss) income attributable to noncontrolling interests	(65)	210
Net loss attributable to BuzzFeed, Inc.	$(15,081)	$(12,671)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue, excluding depreciation and amortization	$352	$302
Sales and marketing	113	148
General and administrative	921	802
Research and development	166	125
Total	$1,552	$1,377

The following table sets forth our condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	71%	65%
Sales and marketing	11%	12%
General and administrative	42%	40%
Research and development	7%	9%
Depreciation and amortization	12%	13%
Total costs and expenses	143%	139%
Loss from operations	(43)%	(39)%
Other (expense) income, net	(1)%	4%
Interest expense, net	(5)%	(3)%
Change in fair value of warrant liabilities	—%	3%
Loss before income taxes	(49)%	(35)%
Income tax (benefit) provision	—%	—%
Net loss	(49)%	(35)%
Less: net (loss) income attributable to noncontrolling interests	—%	1%
Net loss attributable to BuzzFeed, Inc.	(49)%	(36)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2026	2025
Advertising	$17,146	$21,387	(20)%
Content	7,480	4,424	69%
Commerce and other	6,946	10,210	(32)%
Total revenue	$31,572	$36,021	(12)%
Advertising revenue decreased by $4.2 million, or 20%, for the three months ended March 31, 2026, driven by a $2.8 million decrease in programmatic advertising revenue and a $1.4 million decline in direct sold advertising products. For the three months ended March 31, 2026 and 2025, programmatic advertising revenue was $14.0 million and $16.9 million, respectively, and direct sold advertising revenue was $3.1 million and $4.5 million, respectively. The decline in programmatic advertising reflects traffic headwinds, which offset improved pricing and monetization efficiency, and the decline in direct sold advertising reflects reduced advertiser demand and broader macroeconomic headwinds. We expect advertising revenue to decline in the short-term for these reasons.
Content revenue increased by $3.1 million, or 69%, for the three months ended March 31, 2026, driven by a $1.6 million increase in studio revenue and a $1.5 million increase in direct sold content revenue. For the three months ended March 31, 2026 and 2025, studio revenue was $3.1 million and $1.5 million, respectively, and direct sold content revenue was $4.4 million and $2.9 million, respectively. The increase in studio revenue was largely driven by the timing of revenue recognition with respect to delivery and release of a feature film and an increase in revenue from micro-dramas, partially offset by a decline in revenue associated with other non-recurring studio projects. The increase in direct sold content revenue was primarily driven by a bespoke direct sold content campaign that began in 2026, with no comparable revenue in the year-ago period.

Commerce and other decreased by $3.3 million, or 32%, for the three months ended March 31, 2026, driven by a $3.0 million decrease in affiliate commerce revenue and a $0.3 million decline in other revenue. For the three months ended March 31, 2026 and 2025, affiliate commerce revenue was $6.8 million and $9.8 million, respectively, and other revenue, such as product licensing, was $0.1 million and $0.4 million, respectively. The decline in affiliate commerce revenue reflects an intentional reduction in marketing spend as we manage liquidity. We expect affiliate commerce revenue to decline in the short-term for these reasons.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended March 31,		% Change
	2026	2025
Cost of revenue, excluding depreciation and amortization	$22,364	$23,492	(5)%
As a percentage of revenue	71%	65%
Cost of revenue, excluding depreciation and amortization, decreased by $1.1 million, or 5%, for the three months ended March 31, 2026, driven by a $1.9 million decrease in restructuring expenses, partially offset by a $0.6 million increase in variable cost of revenue driven by changes in the product mix (primarily lower-margin studio revenue, particularly feature films).
Sales and marketing:

	Three Months Ended March 31,		% Change
	2026	2025
Sales and marketing	$3,468	$4,258	(19)%
As a percentage of revenue	11%	12%
Sales and marketing expenses decreased by $0.8 million, or 19%, for the three months ended March 31, 2026, driven by a $0.9 million decrease in compensation and related expenses reflecting our previous cost savings actions, partially offset by a $0.2 million increase in consulting and other expenses.
General and administrative:

	Three Months Ended March 31,		% Change
	2026	2025
General and administrative	$13,184	$14,362	(8)%
As a percentage of revenue	42%	40%
General and administrative expenses decreased by $1.2 million, or 8%, for the three months ended March 31, 2026, driven by a $0.6 million decrease in compensation expense reflecting our previous cost savings actions and attrition, a $0.4 million decrease in professional fees, and a $0.3 million decrease in insurance expense.
Research and development:

	Three Months Ended March 31,		% Change
	2026	2025
Research and development	$2,334	$3,066	(24)%
As a percentage of revenue	7%	9%
Research and development expenses decreased by $0.7 million, or 24%, for the three months ended March 31, 2026, driven by a $0.8 million decrease in compensation expenses reflecting our previous cost savings actions, partially offset by a $0.1 million increase in stock-based compensation and other expenses.

Depreciation and amortization:

	Three Months Ended March 31,		% Change
	2026	2025
Depreciation and amortization	$3,698	$4,585	(19)%
As a percentage of revenue	12%	13%
For the three months ended March 31, 2026, depreciation and amortization expenses decreased by $0.9 million, or 19%, primarily driven by less depreciation associated with certain leasehold improvements which were fully depreciated during 2025.
Other (expense) income, net:

	Three Months Ended March 31,		% Change
	2026	2025
Other (expense) income, net	$(347)	$1,298	NM
As a percentage of revenue	(1)%	4%
We recorded other expense, net of $0.3 million for the three months ended March 31, 2026, compared to other income, net of $1.3 million for the three months ended March 31, 2025. The change of $1.6 million was primarily driven by a $1.5 million change in exchange (loss) gain, primarily unrealized ($0.8 million loss recorded during the current year compared to a $0.7 million gain recorded during the prior year).
NM: percentage is not meaningful
Interest expense, net:

	Three Months Ended March 31,		% Change
	2026	2025
Interest expense, net	$(1,537)	$(1,171)	31%
As a percentage of revenue	(5)%	(3)%
Interest expense, net increased by $0.4 million, or 31%, for the three months ended March 31, 2026, reflecting more cumulative debt outstanding during the current year. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Change in fair value of warrant liabilities:

	Three Months Ended March 31,		% Change
	2026	2025
Change in fair value of warrant liabilities	$102	$1,234	(92)%
As a percentage of revenue	—%	3%
For the three months ended March 31, 2026, we recorded a gain related to the change in fair value of warrant liabilities of $0.1 million compared to a gain of $1.2 million for the three months ended March 31, 2025.
Income tax (benefit) provision:

	Three Months Ended March 31,		% Change
	2026	2025
Income tax (benefit) provision	$(112)	$80	NM
As a percentage of revenue	—%	—%
For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis, and the results of foreign operations.
On July 4, 2025, H.R.1, commonly referred to as the “One Big Beautiful Bill Act,” was signed into law. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. There was not a material impact of these law changes on our condensed consolidated financial statements.
NM: percentage is not meaningful
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure, and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net (loss) income attributable to noncontrolling interests, income tax (benefit) provision, interest expense, net, other expense (income), net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, restructuring costs, amortization of capitalized interest for content, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Adjusted EBITDA should not be considered a substitute for loss before income taxes, net loss, or net loss attributable to BuzzFeed, Inc. that we have reported in accordance with GAAP.
Reconciliation from Net loss to Adjusted EBITDA
The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net loss	$(15,146)	$(12,461)
Income tax (benefit) provision	(112)	80
Interest expense, net	1,537	1,171
Other expense (income), net	347	(1,298)
Depreciation and amortization	3,698	4,585
Stock-based compensation	1,552	1,377
Change in fair value of warrant liabilities	(102)	(1,234)
Restructuring(1)	329	1,886
Amortization of capitalized interest for content(2)	78	—
Adjusted EBITDA	$(7,819)	$(5,894)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the three months ended March 31, 2025. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

(2)Reflects the non-cash amortization of interest costs that were capitalized as part of capitalized film costs; this add-back aligns the treatment of capitalized interest with the exclusion of interest expense from Adjusted EBITDA.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds.
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
Since our inception, we have generally incurred significant losses and used cash flows from operations to grow our owned and operated properties and iconic brands. During the three months ended March 31, 2026, we incurred a net loss of $15.1 million and generated cash flows from operations of $2.7 million. Additionally, as of March 31, 2026, we had unrestricted cash and cash equivalents of $6.8 million and an accumulated deficit of $694.7 million.
Our current restricted cash balance of $15.8 million relates to funds held in Company-owned deposit accounts that are pledged as collateral for our existing letters of credit for certain office lease arrangements and, upon the expiration of certain of these letters of credit, approximately $15.0 million is required to be paid to our lenders under the Credit Agreement (as defined under “Term Loan” below), which also includes a $5.0 million minimum cash covenant ($3.5 million through April 30, 2026, as discussed within Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q).
As disclosed within Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, in May 2025, we secured a $40.0 million asset-backed Term Loan (as amended, and defined under “Term Loan” below) and used a portion of the proceeds to repay, in full, the Notes. In August 2025, we received an incremental $5.0 million under the Second Amended Credit Agreement (as defined under “Term Loan” below), which was due on February 20, 2026 (as extended to April 30, 2026, and further extended to May 18, 2026, as discussed within Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q).
As further disclosed in Note 14 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, our Class A common stock experienced a significant decline whereby the trading price remained below $1.00 per share for a sustained period and has continued to remain below $1.00 as of the issuance date. However, in order to remain in compliance with Nasdaq market listing requirements, our Class A common stock price must exceed $1.00 per share for a specified minimum period (i.e., at least 10 consecutive business days). As a result of the decline in its stock price, we received a notice of noncompliance from Nasdaq on March 2, 2026, notifying us that we had until August 31, 2026 to regain compliance. If we are not able to regain compliance and, as such, our Class A common stock is delisted from Nasdaq, we will be faced with a number of significant material adverse consequences, including limited availability of market quotations for our Class A common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by any indebtedness; limited liquidity for our stockholders due to thin trading; and a potential loss of confidence by investors, employees, and other third parties who do business with us.
These conditions and events raise substantial doubt about our ability to continue as a going concern.
To address our capital needs, we may explore options to restructure our outstanding debt, and we are working to optimize our consolidated balance sheet. As described in Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, on May 11, 2026, the Company entered into a Stock Purchase Agreement with an investor for the sale of 40,000,000 shares of our Class A common stock. The aggregate consideration of $3.00 per share payable by the Investor is comprised of (i) $20.0 million in cash to be paid to us at the closing of the transaction, and (ii) a five-year secured promissory note in the principal amount of $100.0 million to be issued to us at the closing of the transaction. While the transaction contemplated by the Stock Purchase Agreement is expected to close prior to the end of May 2026, we can provide no assurance that the closing will occur on the expected timeline, or at all. Refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
In addition, we can provide no assurance that we will generate sufficient cash inflows from operations, that we will be successful in obtaining such new financing, or that we will be able to optimize our condensed consolidated balance sheet in a manner necessary to fund our obligations as they become due over the next 12 months beyond the issuance date. Additionally, we may implement incremental cost savings actions and pursue additional sources of outside capital to supplement our funding obligations as they become due, which includes additional offerings of our Class A common stock under the at-the-market offering (refer to Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details). However, as of the issuance date, no additional sources of outside capital have been secured or were deemed probable of being secured, other than our at-the-market offering, which is subject to the conditions contained in the At-The-Market Offering agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC, and the Share Purchase Agreement with Allen Family Digital, LLC, as discussed further in Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q. We can provide no assurance that we will successfully generate sufficient liquidity to fund our operations for the next 12 months beyond the issuance date, or if necessary, secure additional outside capital (including through our at-the-market offering) or implement incremental cost savings.
Moreover, on an ongoing basis, we are evaluating strategic changes to our operations, including asset divestitures, restructuring, or the discontinuance of unprofitable lines of business. Any such transaction could be material to our business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time, our available cash, liquidity, and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions. As of the issuance date, we continue to work on optimizing our condensed consolidated balance sheet and evaluate our assets.
Based on our liquidity position as of March 31, 2026 and our current forecast of operating results and cash flows, in the absence of any of the above-described plans to address our capital needs, we anticipate that we will not have sufficient resources to fund our cash obligations for the next 12 months following the issuance date. In addition, we have concluded that the above-described plans do not alleviate substantial doubt about our ability to continue as a going concern.
The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Standby Letters of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords, and remain outstanding as of March 31, 2026. Additionally, during the first quarter of 2025, we entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the landlord for our corporate headquarters and remains outstanding as of March 31, 2026. Refer to Note 13 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details regarding our corporate headquarters.
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

Term Loan
On May 23, 2025 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026 (as discussed below), $20.0 million through August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. We borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5%. We are required to repay $15.0 million of the Term Loan on August 31, 2026, upon the contractual expiration of certain of our outstanding standby letters of credit. The Term Loan is guaranteed by certain of the our domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all of our assets and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, we must maintain minimum liquidity of $5.0 million ($3.5 million through April 30, 2026, as described below). No other financial maintenance covenants are applicable, and we were in compliance with the aforementioned covenant as of March 31, 2026.
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
On March 11, 2026, we entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement,” as amended, supplemented, or otherwise modified from time to time prior to the Third Amended Credit Agreement, the “Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest will apply (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverts back to $5.0 million at all times thereafter. The Third Amended Credit Agreement incurred a non-refundable amendment fee of approximately $0.2 million, which was paid in March 2026. Additionally, the Third Amended Credit Agreement established four operational milestones, three of which were required to be achieved by March 31, 2026 and the remaining milestone by April 30, 2026, each subject to a penalty of approximately $0.2 million if not satisfied by the specified deadline. One operational milestone was not achieved as of March 31, 2026, and therefore we were required to remit $0.2 million to the Lender (paid in April 2026). As a result of this modification, we determined the modified terms were not substantially different from the original debt terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified more than once in one year.
Additionally, the final operational milestone dated April 30, 2026 was not met, and therefore we were required to remit $0.2 million to the Lender (paid in May 2026).
Refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for details surrounding the Fourth Amended Credit Agreement (as defined therein), which extends the $5.0 million due date to May 18, 2026, among other things.
$45.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of March 31, 2026.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of ours, acquired a majority stock interest in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million was due when Girls Like Girls Film Inc. received expected production tax credits. $3.6 million was repaid in September 2025 and $1.0 million was repaid in December 2025, resulting in a remaining balance of approximately $0.2 million as of December 31, 2025. The remaining balance was paid in February 2026, and this debt facility is now closed. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
As interest expense associated with film financing arrangements is generally fixed, debt discount / issuance costs are capitalized and included in film costs, net within the condensed consolidated balance sheets. These capitalized costs are amortized to cost of revenue, excluding depreciation and amortization, using the individual film forecast method, under which amortization is recognized in proportion to the ratio of current period revenue recognized to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received over the period of 10 years following release).
As of March 31, 2026, the carrying value (which approximates the principal amount) of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $4.3 million, respectively. As of December 31, 2025, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Cash flows provided by (used in) operating, investing, and financing activities were as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$2,685	$1,344
Cash used in investing activities	(4,122)	(3,449)
Cash used in financing activities	(156)	(2,454)
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of March 31, 2026, we sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes. There were no proceeds raised related to this offering during the three months ended March 31, 2026, and there were $nil proceeds raised related to this offering during the three months ended March 31, 2025.
Operating Activities
For the three months ended March 31, 2026, cash provided by operating activities was $2.7 million compared $1.3 million for the three months ended March 31, 2025. The change was primarily driven by a $7.4 million increase in the change in accounts payable, a $2.2 million increase in the change in accounts receivable, a $1.2 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets, a $0.8 million increase in the change in lease liabilities, a $0.3 million increase in the change in accrued compensation, and a $0.2 million increase in the change in film costs. These were partially offset by a $5.8 million decrease in the change in accrued expenses, other current liabilities, and other liabilities, a $2.6 million decrease in the change deferred revenue, and a $2.4 million reduction in net loss, adjusted for non-cash items.
Investing Activities
For the three months ended March 31, 2026, cash used in investing activities was $4.1 million, which consisted of $4.0 million of capital expenditures on internal-use software and $0.2 million of other capital expenditures, partially offset by $0.1 million of proceeds received from the sale of an asset.
For the three months ended March 31, 2025, cash used in investing activities was $3.4 million, which consisted of $3.1 million of capital expenditures on internal-use software and $0.4 million of other capital expenditures, partially offset by $0.3 million in proceeds received from the previous sale of an asset.
Financing Activities
For the three months ended March 31, 2026, cash used in financing activities was $0.2 million, which consisted of $0.3 million in payments of debt issuance / modification costs associated with the Term Loan and $0.2 million in repayments of film financing facilities. These were partially offset by $0.4 million in borrowings from film financing arrangements.
For the three months ended March 31, 2025, cash used in financing activities was $2.5 million, which consisted of $2.1 million in consent solicitation fee payments and a $0.3 million partial repurchase of the Notes.
Contractual Obligations
Our principal commitments consist of obligations for repayment of borrowings under the Term Loan and film financing arrangements, along with obligations for office space under non-cancelable operating leases with various expiration dates through 2031 (assumes the early termination option afforded under the lease for our corporate headquarters is exercised; otherwise, 2036). Refer to Notes 8 and 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our contractual obligations.
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
We consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or judgment is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, or assumptions could have a material impact on our condensed consolidated financial statements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a more complete discussion of our critical accounting policies and estimates.
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2026 or 2025.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both March 31, 2026 and December 31, 2025. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weakness existed as of March 31, 2026, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented, in accordance with U.S. Generally Accepted Accounting Principles.
Material Weakness in Internal Control over Financial Reporting
In connection with the audit of our consolidated financial statements as of, and for the years ended, December 31, 2025, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to financial statement close process. Specifically, deficiencies around the flow of information and supporting documentation across departments to the financial accounting team, the accuracy and completeness of information used in the controls, and sufficient precision and timeliness of reviews of account reconciliations and related analyses.
Material Weakness Remediation

We continue to improve our processes and control activities and are testing the design and operating effectiveness of our newly implemented and enhanced controls as remediation progresses.

While the Company has made considerable progress, we will not be able to fully remediate the remaining portion of the above material weakness within the financial statement close process until we have designed and implemented the remaining planned corrective actions and controls, and tested such controls to demonstrate these controls operate effectively for a sufficient period of time. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make the changes management determines to be appropriate.

The remediation of these deficiencies has required, and will continue to require, a significant amount of time and resources from management and other personnel.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than as described below, our risk factors have not changed materially since December 31, 2025.
Uncertainties associated with the Stock Purchase Agreement with Allen Family Digital, LLC could adversely affect our business, results of operations, financial condition, and stock price, among other things.
On May 11, 2026, we announced our entry into a Stock Purchase Agreement (the “Agreement”) with Allen Family Digital, LLC (the “Investor”), pursuant to which we agreed to sell to the Investor, and the Investor agreed to purchase from us, 40,000,000 shares of our Class A common stock, par value $0.0001 per share (the “Transaction”). The aggregate consideration of $3.00 per share payable by the Investor is comprised of (i) $20.0 million in cash to be paid to the Company at the closing of the Transaction, and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the “Promissory Note”) to be issued to the Company at the closing of the Transaction. Refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Uncertainties associated with the announcement of the Transaction could have adverse effects on our business, results of operations, financial condition, and stock price. These risks include, but are not limited to:
•distraction of our current personnel as a result of the Transaction, which could result in a decline in their productivity or cause distractions in the workplace;
•difficulties attracting and retaining key personnel;
•a diversion of a significant amount of management time and resources towards completion of the Transaction;
•significant or unexpected costs, charges, or expenses resulting from the proposed Transaction; and
•potential litigation relating to the Transaction that could prevent or delay the Transaction, require the Company to spend resources, or otherwise negatively impact the Company’s business.
Failure to complete the Transaction within the expected timeframe, or at all, could require us to seek alternative sources of liquidity, which could adversely affect our business.
The closing of the Transaction may not occur on the expected timeline or at all. While it is currently anticipated that the Transaction will be consummated 10 days after our shareholders are notified of the Transaction in accordance with Nasdaq requirements (which is expected to occur before the end of May 2026), we cannot assure you that the Transaction will be consummated on a timely basis or at all, and unforeseen events or circumstances could arise which impact our ability to consummate the Transaction.

If the Transaction does not close within the anticipated timeframe, we may be required to seek alternative sources of liquidity to fund our operations. Such financing may not be available on favorable terms, or at all. Any inability to secure additional capital when needed could have a material adverse effect on our financial condition, results of operations, and our ability to execute our business strategy.
Lawsuits may be filed against us, our officers, and our Board of Directors with respect to the Transaction, including our reliance on an exception granted by Nasdaq on Nasdaq’s shareholder approval and voting rights requirements, which could delay or impact the Transaction, or following the closing of the Transaction, adversely affect our business and operations.
Lawsuits, claims and other legal proceedings have been filed against us in the past and additional lawsuits, claims or proceedings may be filed against us in the future, including lawsuits, claims or proceedings against the Company, its officers and / or members of our Board of Directors with respect to the Transaction and / or our reliance on an exception to Nasdaq’s shareholder approval requirements. In particular, on May 11, 2026, Nasdaq approved an exception to Listing Rule 5635 (Shareholder Approval) and Listing Rule 5640 (Voting Rights) in connection with the issuance and sale of the Shares. Our reliance on this exception, and the resulting issuance of shares of additional Class A common stock without a prior stockholder vote, may increase the likelihood of stockholder lawsuits, claims, or other legal proceedings. Any such litigation could delay or impact the Transaction and / or adversely affect our business, results of operations, and / or financial condition.

The outcome of any such lawsuits, claims or other legal proceedings is inherently uncertain. We may not be successful in defending against future lawsuits, claims, or other legal proceedings and, whether successful or not, we may incur significant costs in defending against such litigation. The filing or commencement of such lawsuits, claims or other legal proceedings could result in the issuance of an injunction preventing the Transaction from closing and / or the award of monetary or equitable relief, divert the attention of management from day-to-day operations, and otherwise materially and adversely affect our business, results of operations, and financial condition.

The transition of our Chief Executive Officer and the shift in Board and stockholder control may lead to strategic shifts and potential conflicts of interest.

In connection with the Transaction, our current Chief Executive Officer (“CEO”), Jonah Peretti, will transition into a new role within the Company and Byron Allen will be appointed as the new CEO. Additionally, our Board of Directors will be expanded to nine members, with our current CEO retaining the right to appoint only one director. Furthermore, upon the closing of the Transaction, the Investor will own approximately 52% of our outstanding common stock and will have the right to appoint five out of the eight members of the Board. Following the 2026 annual meeting of the Company’s stockholders, the Investor will have the right to appoint six of the nine members of the Board.

This transition and shift in control involves several risks:

•Management Transition: While our current CEO will remain with the company in a different capacity, the change in leadership may result in a shift in corporate culture or management style, which could disrupt our operations or lead to the loss of other key personnel.

•Concentrated Investor Control: As a 52% stockholder, the Investor will have the power to elect a majority of our Board of Directors and determine the outcome of most matters requiring stockholder approval. This concentration of ownership may delay, deter, or prevent a change in control that other stockholders might consider favorable.

•Board Composition: With our current CEO appointing only one of nine directors, legacy management will have limited influence over Board-level decisions. The Investor-controlled Board may pursue strategies or transactions that prioritize the Investor’s interests, which may differ from the interests of our other stockholders.

•“Controlled Company” Status: We may be considered a "controlled company" under the rules of the Nasdaq, which could exempt us from certain corporate governance requirements, such as the requirement to have a majority of independent directors or independent compensation and nominating committees.

•Limited Public Company Experience: Members of our management team have limited experience managing a publicly traded company and navigating the complex regulatory environment for public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management, and failure to retain key personnel could adversely affect our business, financial condition, and operating results.

There is no assurance that the Promissory Note being issued by the Investor as partial consideration for the shares of Class A Common Stock will be repaid in full or at all, or that the Investor will have sufficient cash resources to pay interest on the Promissory Note prior to maturity or at all.

The aggregate consideration of $3.00 per share payable by the Investor for 40,000,000 shares of Class A Common Stock is comprised of (i) $20.0 million in cash to be paid to the Company at the closing of the Transaction, and (ii) a five-year secured Promissory Note in the principal amount of $100.0 million to be issued to the Company at the closing of the Transaction. The Promissory Note bears interest at a rate of 5% per annum, with interest payable semi-annually on the last business day of each June and December. The Promissory Note matures on the fifth anniversary of the Closing Date (as defined in the Agreement) and is prepayable at any time at the Investor’s option without any prepayment penalty. The Promissory Note is secured by a first priority security interest in 33.3 million of the shares of Class A Common Stock issued to the Investor.

To the Company’s knowledge, the Investor is a newly-formed entity that will not own, at the time of closing of the transaction, additional assets other than the 40,000,000 shares of Class A common stock which it is purchasing. Accordingly, there is no assurance that the Investor will have sufficient cash resources to repay the Promissory Note in five years at its maturity or to pay interest on the Promissory Note prior to maturity. If there is an event of default under the Promissory Note, the Company would be able to foreclose on the collateral securing the Promissory Note, which consists of 33.3 million of the shares of Class A Common Stock being purchased by the Investor, but there is no assurance as to the value of such collateral at the time of any foreclosure.

The consummation of the transaction pursuant to the Stock Purchase Agreement will cause substantial dilution to our stockholders.

In accordance with the Stock Purchase Agreement with the Investor, we have agreed to issue 40,000,000 shares to the Investor at the consummation of the Transaction. As of May 5, 2026, the Company had outstanding 36,296,018 shares of Class A common stock and 1,342,709 shares of Class B common stock. Accordingly, the issuance of 40,000,000 shares to the Investor will result in substantial dilution to our shareholders. We may also issue additional shares of Class A common stock in the future in connection with equity awards or for capital raising or other purposes, which would result in additional dilution to our shareholders. This dilution could have an adverse impact on the trading price of our Class A common stock and could result in increased volatility in our stock price.

The trading price of our Class A common stock may continue to be volatile.

The trading price of our Class A common stock has been volatile in the recent period and we cannot assure you that this volatility will not continue in the future. In particular, we cannot assure you how the announcement of the Transaction with the Investor will impact the trading price of our Class A common stock, and the trading of our Class A common stock may continue to be volatile following the announcement and consummation of this Transaction. While the Company believes that the transaction with the Investor is in the best interest of the Company and its stockholders, there is no assurance that our stock price will not decline in the near or long term as a result of or following the announcement.

The public resale by the Investor of Class A common stock received in the Transaction, or the perception in the market that such resales could occur, could have a negative effect on the trading price of the Class A common stock following consummation of the Transaction.

We will issue issue 40,000,000 shares of Class A common stock to the Investor upon the consummation of the Transaction. None of these shares will be registered under the Securities Act of 1933, as amended, and they will only be able to be sold pursuant to a separate registration statement or an applicable exemption from registration. However, we will be required to file a resale registration statement on an appropriate form to register the resale of these shares in the public market upon the request of the Investor. Once registered, the shares held by the Investor will be freely tradable and will not be subject to any restrictions or require further registration.

The public resale by the Investor of Class A common stock received in the Transaction, or the perception in the market that such resales could occur, could have a negative effect on the trading price of the Class A common stock following consummation of the Transaction. Any such sale of our Class A common stock could also make it more difficult for us to raise capital by selling equity or equity-linked securities at a time and price that we otherwise would deem appropriate.

We are evaluating a potential separation of BuzzFeed Studios, Inc., which may not be successful.

On May 11, 2026, we announced a strategic plan to separate its studio (including vertical micro-dramas, animation, digital video, and premium studio including feature films) and Tasty business units into a standalone, independent entity, BuzzFeed Studios, Inc., to attract new investors. This process is in its preliminary stages, and our Board of Directors has not yet formally approved a definitive plan. This process is in its preliminary stages, and our Board of Directors has not yet formally approved a definitive plan. There can be no assurance as to the specific structure of this potential reorganization, the timing of its implementation, or whether this evaluation will result in a sale, a strategic partnership, or any other transaction. The process of exploring such a separation requires significant management time and resources, which may divert attention from our core digital media operations. If we are unable to successfully execute this transition, we may fail to realize the anticipated benefits of increased operational focus or a more streamlined corporate structure.

Our ongoing restructuring initiatives are in the early stages, and we may be unable to accurately estimate their costs or achieve the anticipated savings.

We are in the process of developing and implementing significant cost-reduction measures, including workforce reductions, real estate consolidation, and increased automation. Because these initiatives are in the early stages of planning, we cannot currently estimate the range of restructuring charges we will incur or the timing of such expenditures. These changes may result in unintended consequences, such as diminished employee morale, the loss of key personnel, or disruptions to our content production and AI-integration efforts. If our restructuring efforts are not successful or if the actual costs of implementation significantly exceed our internal projections, our results of operations and ability to reach a sustainable liquidity profile will be negatively impacted.

The business strategy and direction of the Company may shift following the consummation of the Transaction pursuant to the Stock Purchase Agreement, and pursuant to any potential transaction involving BuzzFeed Studios, Inc.

Subsequent to the consummation of the Transaction with Allen Family Digital, LLC, Jonah Peretti, our current CEO, will transition to a new role as President of BuzzFeed AI. In this capacity, Mr. Peretti will focus on the development of new AI-driven products and content formats intended to enhance social connection and creative expression. While this shift allows for dedicated innovation in emerging technologies, the transition of a long-term CEO to a specialized role may result in changes to our broader management priorities and corporate culture.

As part of this transformation, we are also evaluating the potential separation of BuzzFeed Studios, Inc., which encompasses our high-touch video production (including feature films and micro-dramas) and legacy lifestyle brands like Tasty. This strategy is designed to streamline the Company’s operational focus, but it creates several risks:

•Shift in Operational Identity: By divesting the Studios business, the Company will look and operate differently than it has in the past. While our core publishing business and editorial teams will continue to produce content, the loss of our signature "legacy" video infrastructure may alter our brand’s cultural authority and how our audience perceives our creative capabilities.

•Risks of AI-Augmented Media: Our success depends in part on the adoption of new AI products and technologies designed to facilitate human creativity. In the media industry, the integration of AI involves significant uncertainties, including evolving regulatory requirements, potential brand safety concerns, and the risk that these new formats may not achieve the same viral engagement as our traditional video and editorial content.

•Market Reception of New Formats: There is no guarantee that the AI-driven social experiences and apps we are developing will be embraced by our audience or advertisers. If these new products fail to generate sustainable revenue or if the market perceives our shift away from a studio-centric model unfavorably, our business and financial results may be adversely affected.

Ultimately, we are re-engineering the Company to balance our editorial roots with a new suite of AI-enhanced tools. This transition makes our future results difficult to predict compared to our 20-year history as a traditional digital media entity.

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

10.7
Amendment No. 3 to Credit Agreement, dated March 11, 2026 to the Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC (incorporated by reference to Exhibit 10.11.4 to the Company’s Current Report on Form 10-K filed on March 16, 2026).

10.8
Amendment No. 4 to Credit Agreement, dated May 7, 2026, to the Credit Agreement, dated May 23, 2025, by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto and Sound Point Agency LLC.

10.9
Consent Letter, dated February 20, 2026 by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2026).

10.10
Consent Letter, dated February 20, 2026 by and among BuzzFeed, Inc., BuzzFeed Media Enterprises, Inc., the borrowers and guarantors thereto, the lenders thereto and Sound Point Agency LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 3, 2026).

10.11†*
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

10.14
Agreement of Lease, dated March 3, 2025, by and between BuzzFeed Media Enterprises, Inc., as Tenant, and 50 West 23rd Street A LLC and 50 West 23rd Street B LLC, together as Landlord (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).

10.15†
Stock Purchase Agreement, dated May 11, 2026, by and between BuzzFeed, Inc. and Allen Family Digital (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2026).

10.16
Promissory Note, dated May 11, 2026, by and between BuzzFeed, Inc. and Allen Family Digital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2026).

10.17
Director Appointment Agreement, dated May 11, 2026, by and among BuzzFeed, Inc., Allen Family Digital, LLC, and Jonah Peretti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2026).

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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date:	May 11, 2026