Form 10-Q
period 2026-06-30
BuzzFeed, Inc.
filed 2026-08-06
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 4, 2026, there were 83,301,378 shares of the registrant’s Class A common stock outstanding, 33,355 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding.

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
•risks related to the First Stock Purchase Agreement and Director Appointment Agreement entered into by the Company with Allen Family Digital, LLC, including potentially adverse impacts on our business, results of operations, and stock price; and
•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$16,299	$8,465
Restricted cash	525	15,750
Accounts receivable (net of allowance for credit losses of $206 and $683 as at June 30, 2026 and December 31, 2025, respectively)	29,439	45,496
Prepaid expenses and other current assets	16,710	16,411
Total current assets	62,973	86,122
Property and equipment, net	2,934	4,504
Right-of-use assets	13,775	23,002
Capitalized software costs, net	25,000	24,245
Intangible assets, net	9,552	10,167
Goodwill	13,105	13,105
Film costs, net	18,683	19,397
Noncurrent restricted cash	2,999	3,524
Prepaid expenses and other assets	2,046	4,073
Total assets	$151,067	$188,139

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,797	$19,548
Accrued expenses	12,538	12,411
Deferred revenue	8,833	7,405
Accrued compensation	8,044	8,305
Current lease liabilities	4,747	12,706
Current debt	8,230	30,524
Other current liabilities	3,203	4,319
Total current liabilities	62,392	95,218
Noncurrent lease liabilities	10,752	14,725
Debt	26,298	27,861
Other liabilities	253	250
Total liabilities	99,695	138,054

Commitments and contingencies

Stockholders’ Equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 83,301 and 37,857 shares issued; 83,301 and 36,030 shares outstanding at June 30, 2026 and December 31, 2025, respectively	8	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 33 and 1,343 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	861,574	735,992
Accumulated deficit	(706,517)	(679,588)
Accumulated other comprehensive loss	(3,887)	(3,715)
Treasury stock, at cost, 0 and 1,827 shares at June 30, 2026 and December 31, 2025, respectively	—	(3,332)
Stock subscription receivable	(100,479)	—
Total BuzzFeed, Inc. stockholders’ equity	50,699	49,361
Noncontrolling interests	673	724
Total stockholders’ equity	51,372	50,085
Total liabilities and stockholders’ equity	$151,067	$188,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$36,288	$46,394	$67,860	$82,415
Costs and expenses
Cost of revenue, excluding depreciation and amortization	22,786	27,987	45,150	51,479
Sales and marketing	2,751	4,242	6,219	8,500
General and administrative	13,758	10,684	26,942	25,046
Research and development	2,624	2,823	4,958	5,889
Depreciation and amortization	4,681	4,124	8,379	8,709
Total costs and expenses	46,600	49,860	91,648	99,623
Loss from operations	(10,312)	(3,466)	(23,788)	(17,208)
Other income (expense), net	196	(5,080)	(151)	(3,782)
Interest expense, net	(1,395)	(1,496)	(2,932)	(2,667)
Change in fair value of warrant liabilities	(95)	(252)	7	982
Loss before income taxes	(11,606)	(10,294)	(26,864)	(22,675)
Income tax provision	204	333	92	413
Net loss	(11,810)	(10,627)	(26,956)	(23,088)
Less: net income (loss) attributable to noncontrolling interests	38	193	(27)	403
Net loss attributable to BuzzFeed, Inc.	$(11,848)	$(10,820)	$(26,929)	$(23,491)
Net loss attributable to holders of Class A and Class B common stock:
Basic and diluted	$(11,848)	$(10,820)	$(26,929)	$(23,491)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.22)	$(0.28)	$(0.58)	$(0.61)
Weighted average common shares outstanding:
Basic and diluted	55,089	38,080	46,404	38,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(11,810)	$(10,627)	$(26,956)	$(23,088)
Other comprehensive (loss) income
Foreign currency translation adjustment	(476)	326	(196)	772
Other comprehensive (loss) income	(476)	326	(196)	772
Comprehensive loss	(12,286)	(10,301)	(27,152)	(22,316)
Comprehensive income (loss) attributable to noncontrolling interests	38	193	(27)	403
Foreign currency translation adjustment attributable to noncontrolling interests	(11)	84	(24)	202
Comprehensive loss attributable to BuzzFeed, Inc.	$(12,313)	$(10,578)	$(27,101)	$(22,921)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Six Months Ended June 30, 2026
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock	Stock Subscription Receivable	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	37,857	$3	1,343	$1	$735,992	$(679,588)	$(3,715)	$(3,332)	$—	$49,361	$724	$50,085
Net loss	—	—	—	—	—	(15,081)	—	—	—	(15,081)	(65)	(15,146)
Stock-based compensation	—	—	—	—	1,552	—	—	—	—	1,552	—	1,552
Issuance of common stock in connection with share-based plans	278	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	(9)	—	—	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	—	—	293	—	—	293	(13)	280
Balance at March 31, 2026	38,123	$3	1,343	$1	$737,535	$(694,669)	$(3,422)	$(3,332)	$—	$36,116	$646	$36,762
Net (loss) income	—	—	—	—	—	(11,848)	—	—	—	(11,848)	38	(11,810)
Stock-based compensation	—	—	—	—	1,550	—	—	—	—	1,550	—	1,550
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance costs	40,000	4	—	—	119,396	—	—	—	(100,000)	19,400	—	19,400
Interest accrued on stock subscription receivable	—	—	—	—	479	—	—	—	(479)	—		—
Issuance of common stock in connection with private placements, net of issuance costs	2,390	—	—	—	2,740	—	—	3,332	—	6,072	—	6,072
Issuance of common stock in connection with share-based plans	1,573	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(95)	—	—	—	(126)	—	—	—	—	(126)	—	(126)
Other comprehensive loss	—	—	—	—	—	—	(465)	—	—	(465)	(11)	(476)
Conversion of Class B common stock to Class A common stock	1,310	1	(1,310)	(1)	—	—	—	—	—	—	—	—
Balance at June 30, 2026	83,301	$8	33	$—	$861,574	$(706,517)	$(3,887)	$—	$(100,479)	$50,699	$673	$51,372

	For the Three and Six Months Ended June 30, 2025
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	37,025	$3	1,343	$1	$730,369	$(621,864)	$(3,735)	$—	$104,774	$2,168	$106,942
Net (loss) income	—	—	—	—	—	(12,671)	—	—	(12,671)	210	(12,461)
Stock-based compensation	—	—	—	—	1,377	—	—	—	1,377	—	1,377
Issuance of common stock in connection with share-based plans	165	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	(25)	—	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	—	328	—	328	118	446
Issuance of common stock in connection with at-the-market offering, net of issuance costs	4	—	—	—	13	—	—	—	13	—	13
Balance at March 31, 2025	37,182	$3	1,343	$1	$731,734	$(634,535)	$(3,407)	$—	$93,796	$2,496	$96,292
Net (loss) income	—	—	—	—	—	(10,820)	—	—	(10,820)	193	(10,627)
Stock-based compensation	—	—	—	—	1,326	—	—	—	1,326	—	1,326
Issuance of common stock in connection with share-based plans	392	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(53)	—	—	—	(85)	—	—	—	(85)	—	(85)
Other comprehensive income	—	—	—	—	—	—	242	—	242	84	326
Repurchase of common stock	—	—	—	—	—	—	—	(3,332)	(3,332)	—	(3,332)
Balance at June 30, 2025	37,521	$3	1,343	$1	$732,975	$(645,355)	$(3,165)	$(3,332)	$81,127	$2,773	$83,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(26,956)	$(23,088)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,379	8,709
Unrealized gain on foreign currency	(53)	(780)
Stock-based compensation	3,102	2,703
Change in fair value of warrants	(7)	(982)
Amortization of debt discount and deferred issuance costs	544	6,643
Deferred income tax	29	120
Provision for credit losses	(477)	(152)
Non-cash portion of early termination on lease	1,259	—
Non-cash lease expense	7,275	9,637
Changes in operating assets and liabilities:
Accounts receivable	16,463	13,787
Prepaid expenses and other current assets and prepaid expenses and other assets	(3,746)	(3,990)
Film costs	691	—
Accounts payable	(2,409)	(5,384)
Accrued compensation	(239)	45
Accrued expenses, other current liabilities, and other liabilities	(1,096)	(5,215)
Lease liabilities	(9,486)	(12,078)
Deferred revenue	1,427	1,270
Cash used in operating activities	(5,300)	(8,755)

Investing activities:
Capital expenditures	(313)	(834)
Capitalization of internal-use software	(6,890)	(6,349)
Business combinations, net of cash acquired	—	(233)
Proceeds from sale of asset	75	300
Cash used in investing activities	(7,128)	(7,116)

Financing activities:
Borrowings from Term Loan	—	39,175
Borrowings from film financing arrangements	621	2,402
Proceeds from co-financing arrangements for feature films	—	1,200
Proceeds from issuance of common stock in connection with Stock Purchase Agreement, net of issuance costs	19,400	—
Proceeds from private placements	6,072	—
Proceeds from exercise of stock options	—	16
Payment on Convertible Notes	—	(30,000)
Payment of consent solicitation fees	—	(2,089)
Payment on Term Loan	(20,000)	—
Payment of Term Loan's debt issuance / modification costs	(959)	(687)
Payment of film financing arrangements for feature films	(378)	—
Repurchase of common stock	—	(3,332)
Payment for shares withheld for employee taxes	(136)	(125)
Payment of at-the-market offering issuance costs, net	(69)	(115)
Cash provided by financing activities	4,551	6,445
Effect of currency translation on cash and cash equivalents	(39)	484
Net decrease in cash and cash equivalents	(7,916)	(8,942)
Cash and cash equivalents and restricted cash at beginning of period	27,739	38,648
Cash and cash equivalents and restricted cash at end of period	$19,823	$29,706
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
On May 26, 2026, the Company completed a transaction with Allen Family Digital, LLC, pursuant to which the Company issued 40,000,000 shares of its Class A common stock, for aggregate consideration of $120.0 million, which consisted of $20.0 million of cash paid on May 26, 2026, and a $100.0 million promissory note, due 2031. Following this transaction, Allen Family Digital, LLC became the beneficial owner of more than 50% of the Company’s outstanding common stock, resulting in a change in control. The transaction also resulted in a change in the Company’s board composition and executive leadership. Refer to Note 9 herein for additional details.
Liquidity and Going Concern
The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds.
The Company previously disclosed conditions that raised substantial doubt about its ability to continue as a going concern, which included, but were not limited to, uncertainties surrounding the Company’s ability to repay certain indebtedness then-outstanding under the Credit Agreement (as defined within Note 8 herein), and compliance with Nasdaq's minimum bid price listing requirements (as disclosed within Note 9 herein). As disclosed within Notes 8, 9, and 14 herein, the Company repaid $20.0 million of indebtedness under the Credit Agreement in the second quarter of 2026, utilizing proceeds from the First Stock Purchase Agreement (as defined within Note 9 herein) and from the release of cash collateral from the termination of certain standby letters of credit, and the Company also regained compliance with Nasdaq listing requirements. As a result of these debt repayments, compliance with Nasdaq listing requirements, and due to expected cash flows from operations over the next 12 months, the substantial doubt about the Company’s ability to continue as a going concern has been resolved as of the date of issuance of these condensed consolidated financial statements (the “issuance date”).
As of and for the six months ended June 30, 2026, the Company had unrestricted cash and cash equivalents of $16.3 million. However, the Company has a history of losses, and had an accumulated deficit of $706.5 million as of June 30, 2026. The Company has cash available on hand, and believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they become due within one year from the issuance date.
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
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructurings (including the recently announced reduction in workforce plan; refer to Notes 12 and 19 herein for additional details), or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time: the Company’s available cash, liquidity, and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions.
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
The Company classifies all cash, the use of which is limited by contractual provisions, as restricted cash. Restricted cash primarily includes cash that is held as collateral for certain lease agreements which affect the amount of cash the Company has available for other uses. The Company classifies restricted cash as current or noncurrent based on the remaining contractual term of the underlying lease and the expected release date of the restriction. As of June 30, 2026 and December 31, 2025, restricted cash totaled $3.5 million and $19.3 million, respectively, of which approximately $0.5 million and $15.8 million was classified as current, and $3.0 million and $3.5 million was classified as noncurrent, respectively.
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
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on current accounts receivable and contract assets. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard during the first quarter of 2026. The adoption of this standard did not have a material impact to the Company’s condensed consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advertising	$17,299	$22,589	$34,445	$43,976
Content	10,003	10,699	17,483	15,123
Commerce and other	8,986	13,106	15,932	23,316
Total	$36,288	$46,394	$67,860	$82,415
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
United States	$34,101	$43,019	$63,859	$75,818
International	2,187	3,375	4,001	6,597
Total	$36,288	$46,394	$67,860	$82,415
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
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $6.4 million and $7.5 million as of June 30, 2026 and December 31, 2025, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $8.8 million and $7.4 million as of June 30, 2026 and December 31, 2025, respectively. The amount of revenue recognized during the six months ended June 30, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $6.1 million.
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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$3,535	$—	$—	$3,535
Total	$3,535	$—	$—	$3,535
Liabilities:
Other current liabilities:
Public Warrants	240	—	—	240
Private Placement Warrants	—	2	—	2
Total	$240	$2	$—	$242

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$19,302	$—	$—	$19,302
Total	$19,302	$—	$—	$19,302
Liabilities:
Other current liabilities:
Public Warrants	247	—	—	247
Private Placement Warrants	—	2	—	2
Total	$247	$2	$—	$249
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
The Company’s warrant liability as of June 30, 2026 and December 31, 2025 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.02 and $0.03 as of June 30, 2026 and December 31, 2025, respectively.
The warrant liability was classified as a current liability, included within other current liabilities within the accompanying condensed consolidated balance sheets, as the expiration date of the warrants is less than one year as of both June 30, 2026 and December 31, 2025.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2026.
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
As of June 30, 2026 and December 31, 2025, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both June 30, 2026 and December 31, 2025.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$11,836	$48,651
Furniture and fixtures	1,057	3,788
Computer equipment	1,474	1,685
Video equipment	362	352
Gross carrying value	14,729	54,476
Less: accumulated depreciation	(11,795)	(49,972)
Net carrying value	$2,934	$4,504
During the three and six months ended June 30, 2026, the Company wrote off approximately $39.8 million of property and equipment, along with the related accumulated depreciation, the majority of which related to leasehold improvements associated with the Company’s former corporate headquarters, as the related lease contractually expired during the period, at which time the related property and equipment no longer provided future benefit to the Company.
Depreciation totaled $1.1 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively, included in depreciation and amortization expense.
6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	June 30, 2026	December 31, 2025
Website and internal-use software	$106,944	$101,084
Less: accumulated amortization	(81,944)	(76,839)
Net carrying value	$25,000	$24,245
The Company capitalized $2.9 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $6.9 million and $6.4 million for the six months ended June 30, 2026 and 2025, respectively, included in capitalized software costs, net. The Company amortized $3.3 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $6.2 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively, included in depreciation and amortization expense.

7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	June 30, 2026				December 31, 2025
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks and Trade Names	10	14,000	5,017	8,983	14,000	4,550	9,450
Trademarks and Trade Names	Indefinite	68	—	68	68	—	68
Customer Relationships	2	887	386	501	887	238	649
Total		$14,955	$5,403	$9,552	$14,955	$4,788	$10,167
Amortization expense associated with intangible assets for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2026 and 2025 was $0.6 million and $0.6 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of June 30, 2026 is as follows (in thousands):

Remainder of 2026	$614
2027	1,229
2028	991
2029	933
2030	933
Thereafter	4,784
Total	$9,484
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of June 30, 2026 and December 31, 2025, the Company had $13.1 million of goodwill recorded on its condensed consolidated balance sheets. The Company concluded there were no impairment triggering events as of, and for, the three and six months ended June 30, 2026.
8. Debt
Standby Letters of Credit
During the second quarter of 2024, the Company entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of the Company’s landlords. Additionally, during the first quarter of 2025, the Company entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the Company’s landlord for its corporate headquarters.
In the second quarter of 2026, a standby letter of credit in the amount of $15.0 million was terminated, in-line with the contractual termination of an operating lease. As of June 30, 2026, approximately $3.4 million in standby letters of credit remain outstanding. Refer to Note 13 herein for details with respect to our leases.

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
During the year ended December 31, 2024, the Company repurchased / redeemed $120.0 million of the Notes in connection with various transactions. The Company repurchased / redeemed the remaining $30.0 million during the year ended December 31, 2025 (approximately $0.3 million during the first quarter of 2025 and the remaining $29.7 million during the second quarter of 2025). A loss on early extinguishment of debt of approximately $5.5 million was recorded in other expense, net, for the three and six months ended June 30, 2025.
Term Loan
On May 23, 2025 (the “Closing Date”), the Company entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026 (as discussed below), $20.0 million through (i) the earlier of the date the Company received control over the funds collateralizing certain existing letters of credit or (ii) August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. The Company borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5% (the interest rate was approximately 10.2% at June 30, 2026).
The Term Loan is guaranteed by certain of the Company’s domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all assets of the Company and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, the Company must maintain minimum liquidity of $5.0 million ($3.5 million through April 30, 2026, as described below). No other financial maintenance covenants are applicable, and the Company was in compliance with the aforementioned covenant as of June 30, 2026.
On August 25, 2025, the Company entered into the Amendment No. 2 to Credit Agreement (the “Second Amended Credit Agreement”), which provided for an incremental loan commitment of $5.0 million, which was required to be repaid in full on February 20, 2026. The Company borrowed the incremental $5.0 million on August 25, 2025. As a result of this modification, the Company determined the modified debt terms were not substantially different from the original debt terms and applied modification accounting. The Company incurred debt discount / issuance fees paid to the creditor of approximately $0.2 million associated with this modification.
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
On March 11, 2026, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest applied (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverted back to $5.0 million at all times thereafter. The Third Amended Credit Agreement incurred a non-refundable amendment fee of approximately $0.2 million, which was paid in March 2026. Additionally, the Third Amended Credit Agreement established four operational milestones, three of which were required to be achieved by March 31, 2026 and the remaining milestone by

April 30, 2026, each subject to a penalty of approximately $0.2 million if not satisfied by the specified deadline. One operational milestone was not achieved as of March 31, 2026, and therefore the Company was required to remit $0.2 million to the Lender (paid in April 2026). The final operational milestone dated April 30, 2026 was not met, and therefore the Company was required to remit $0.2 million to the Lender (paid in May 2026).
On May 7, 2026, the Company entered into Amendment No. 4 to Credit Agreement (the “Fourth Amended Credit Agreement”), which provided for an extension of the $5.0 million due date to May 18, 2026 and established certain incremental mandatory prepayments whereby the Company was required to prepay any aggregate outstanding principal amounts of any overadvances upon the occurrence of certain events, including from the sale of specified assets or the issuance of any equity interests, subject to the Company retaining liquidity of $7.5 million. On May 26, 2026, the Company repaid $12.5 million aggregate principal amount of indebtedness outstanding under the Credit Agreement using proceeds from the First Stock Purchase Agreement (refer to Note 9 herein for additional details). On June 26, 2026, the Company repaid an additional $7.5 million aggregate principal amount on indebtedness outstanding under the Credit Agreement using proceeds from cash collateral that was released from the termination of a letter of credit that was previously held in favor of our former landlord for our former corporate headquarters. The Fourth Amended Credit Agreement incurred a non-refundable cash fee of approximately $0.5 million, which was paid in May 2026. Additionally, the Company incurred incremental debt discount / issuance fees paid to the creditor of approximately $0.2 million associated with this modification.
As a result of these modifications, the Company determined the modified terms were not substantially different from the original debt terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified more than once in one year.
$25.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of June 30, 2026.
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
Total debt discount / issuance costs related to the Term Loan totaled $3.5 million, and the unamortized amounts will be amortized to interest expense using the effective interest method over the contractual term.
Interest expense on the Term Loan is recognized at an effective interest rate of approximately 15.9% and totaled $1.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, of which amortization of the debt discount and issuance costs comprised $0.3 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
The net carrying amount of the Term Loan as of June 30, 2026 and December 31, 2025 was:

	June 30, 2026	December 31, 2025
Principal outstanding	$25,000	$45,000
Unamortized debt discount and issuance costs	(2,354)	(1,848)
Net carrying value	$22,646	$43,152
As of June 30, 2026, the Term Loan’s net carrying value of $22.6 million was classified as non-current debt within the condensed consolidated balance sheets. As of December 31, 2025, 19.2 million of the net carrying value of the Term Loan was classified as current debt and the remaining $24.0 million was classified as non-current debt on the condensed consolidated balance sheets. The estimated fair value of the Term Loan approximates the carrying value because the variable interest rate approximates current market rates.

Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of the Company, acquired a majority stock interest (i.e., 70%) in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million) (the “Girls Like Girls’ Indebtedness”), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million was due when Girls Like Girls Film Inc. received expected production tax credits. $3.6 million was repaid in September 2025, and approximately $1.0 million was repaid in December 2025, resulting in a remaining balance of approximately $0.2 million as of December 31, 2025. The remaining balance was paid in February 2026, and this debt facility is closed.
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
As interest expense associated with film financing arrangements is generally fixed, debt discount / issuance costs are capitalized and included in film costs, net within the condensed consolidated balance sheets. These capitalized costs are amortized to cost of revenue, excluding depreciation and amortization, using the individual film forecast method, under which amortization is recognized in proportion to the ratio of current period revenue recognized to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received over the period of 10 years following release). The Company amortized $0.5 million and $0.6 million of film-related interest expense for the three and six months ended June 30, 2026, respectively (none for the three and six months ended June 30, 2025).
A summary of these film financing arrangements outstanding as of June 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

		As of June 30, 2026			As of December 31, 2025
Film Financing Arrangement	Range of Contractual Maturity Dates(1)	Principal Outstanding / Carrying Value	Total Capitalized Debt Discount / Issuance Costs(2)	Remaining Capitalized Debt Discount / Issuance Costs	Principal Outstanding / Carrying Value	Total Capitalized Debt Discount / Issuance Costs(2)	Remaining Capitalized Debt Discount / Issuance Costs
2X Blind Partners, Inc.	March 2026 through September 2026	$3,617	$715	$479	$5,207	$715	$479
Adulting, Inc.	February 2026 through February 2029	1,394	206	187	1,394	206	187
Gloria De Film, Inc.	August 2026 through July 2027	3,599	520	442	3,599	520	520
Clover Film, Inc.	August 2026 through December 2027	3,272	1,615	1,115	4,815	1,615	1,615
Total		$11,882	$3,056	$2,223	$15,015	$3,056	$2,801
______________________________
(1)The contractual maturity dates for 2X Blind Partners, Inc. are as follows: $2.6 million on March 16, 2026, $2.4 million on August 14, 2026, $0.2 million on September 14, 2026, and $0.2 million on September 17, 2026. For 2X Blind Partners, Inc., as of June 30, 2026, there was an additional $0.1 million of indebtedness available, but not yet incurred.

In April 2026, in exchange for fees of $0.2 million, the Company and the lender for 2X Blind Partners, Inc. agreed to the following updated maturity schedules (this film financing indebtedness is repaid directly from customers and tax credit authorities): $1.4 million on May 15, 2026, $1.1 million on July 1, 2026, $2.0 million on August 14, 2026, and $0.5 million on September 14, 2026. The September 17, 2026 due date of $0.2 million remained unchanged. Approximately $1.6 million of film indebtedness was repaid directly from a third party to 2X Blind Partners, Inc.’s lender in June 2026.
The contractual maturity dates for Adulting, Inc. are as follows: $0.1 million on February 14, 2026, $0.9 million on May 1, 2026, $0.2 million on September 17, 2026, and the remaining $0.3 million between May 15, 2028 and February 15, 2029. With respect to the February 14, 2026 and May 1, 2026 contractual maturity dates, these funds are remitted directly from a customer and tax credit authorities to the lender, and those parties are working together to resolve.
The contractual maturity dates for Gloria De Film, Inc. are as follows: $0.4 million on August 5, 2026, $0.8 million on October 15, 2026, $0.2 million on November 14, 2026, $0.5 million on May 15, 2027, $1.6 million on July 29, 2027 (the earlier of July 29, 2027, or the date tax credit proceeds are received, which are expected within 12 months from June 30, 2026), and $0.4 million on July 31, 2027. For Gloria De Film, Inc., as of June 30, 2026, there was an additional $0.3 million of indebtedness available, but not yet incurred.
The contractual maturity dates for Clover Film, Inc. are as follows: $0.3 million on August 15, 2026, $0.1 million between May 15, 2027 and November 15, 2027, $1.9 million on June 19, 2027 (the earlier of June 19, 2027, or the date tax credit proceeds are received), and the remaining $2.9 million on December 23, 2027. Approximately $2.0 million of film indebtedness was repaid directly from tax credit authorities to Clover Film, Inc.’s lender in May 2026.
Totals may not foot due to rounding.

(2)Interest is fixed, unless in the event of default.
As of June 30, 2026, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $8.2 million and $3.7 million, respectively. As of December 31, 2025, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively.
Future Principal Payments of Total Debt
The following table summarizes future principal payments of total debt outstanding as of June 30, 2026:

Year	Amount
Remainder of 2026	$7,672
2027	3,915
2028	25,039
2029	256
Thereafter	—
Total	$36,882
Of the principal repayments in 2026, approximately $1.2 million relates to Gloria De Film, Inc. While this obligation has a contractual maturity date in 2027, the underlying debt agreement contains on-demand repayment provisions requiring tax credit proceeds to be remitted directly from various tax authorities to the lender. As this tax credit collection is anticipated within the next 12 months, the associated balance has been classified as current as of both June 30, 2026 and December 31, 2025.
Weighted-Average Interest Rate on Short-Term Borrowings
As of June 30, 2026 and December 31, 2025, the weighted average interest rate on short-term borrowings was approximately 12.5% and 11.0%, respectively.

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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional or other special rights, if any, of each such series and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of June 30, 2026 or December 31, 2025.
Entry into Stock Purchase Agreements
On May 11, 2026, the Company entered into a Stock Purchase Agreement (the “First Stock Purchase Agreement”) with Allen Family Digital, LLC (the “Investor”), an affiliate of Byron Allen’s family office, pursuant to which the Company agreed to issue and sell to the Investor 40,000,000 shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share, at a purchase price of $3.00 per share of Class A common stock, for aggregate consideration of $120.0 million (the “Transaction”). The aggregate consideration was comprised of (i) $20.0 million in cash paid to the Company at closing of the Transaction, which occurred on May 26, 2026 (the “Closing”), and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the “Promissory Note”) issued at Closing, which matures in 2031 and accrues interest at an annual rate of 5%. The Promissory Note is secured with a first priority security interest in 33,333,333 of the Shares.
Upon Closing, Jonah Peretti, LLC, an affiliate of Jonah Peretti, the Company’s founder and former Chief Executive Officer, converted all 1,309,354 of its shares of the Company’s Class B common stock into Class A common stock (the “Stock Conversion”). The First Stock Purchase Agreement and the Stock Conversion resulted in the Investor obtaining a controlling ownership interest in the Company (the Investor owns and controls more than 50% of the Company’s outstanding common stock), and Byron Allen became Chief Executive Officer and Chairman of the Board, effective May 26, 2026.
Additionally, in connection with the Transaction, the Company’s board of directors was expanded from four to nine members. The Investor obtained the right to appoint five members to the board of directors and one additional member following the 2026 annual meeting of the Company’s shareholders held on June 2, 2026. Accordingly, the Transaction resulted in a change in control of the Company.
The Company used the proceeds from the First Stock Purchase Agreement to partially repay existing indebtedness (refer to Note 8 herein for additional details), and the remaining proceeds for other general corporate purposes.
In connection with the First Stock Purchase Agreement, the $100.0 million consideration received in the form of the Promissory Note represents an uncollected subscription for the Company’s common stock. Because the stock was issued prior to the collection of the underlying cash proceeds, the Promissory Note is classified as a stock subscription receivable and is presented as a contra-equity account, reducing total stockholders’ equity within the condensed consolidated balance sheets.
Accrued interest is recorded within equity, and totaled $0.5 million for the three and six months ended June 30, 2026. As of June 30, 2026, stock subscription receivable totaled $100.5 million, consisting of $100.0 million of principal and $0.5 million of accrued interest.
On June 17, 2026, the Company entered into a second stock purchase agreement (the “Second Stock Purchase Agreement”) with the Investor, pursuant to which the Investor agreed to purchase an additional 4,000,000 shares of the

Company’s Class A common stock, consisting of 2,173,155 newly-issued shares and 1,826,845 treasury shares (as described below). The Investor paid a price of $1.44 per share, which represents the closing price of the Company’s Class A common stock on June 15, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on June 18, 2026, and the Company received aggregate proceeds of approximately $5.8 million, which were used for general corporate purposes.
Additionally, on June 17, 2026, the Company entered into a series of third stock purchase agreements (the “Third Stock Purchase Agreements”) with certain individual purchasers, who are affiliates of Byron Allen, pursuant to which the Company agreed to sell 216,999 shares of the Company’s Class A common stock in total, also at a price of $1.44 per share. The 216,999 newly-issued shares of Class A common stock were issued to the certain individual purchasers on June 18, 2026 in connection with the Third Stock Purchase Agreements, and the Company received aggregate proceeds of approximately $0.3 million, which were used for general corporate purposes.
Repurchase and Reissuance of Common Stock
On May 23, 2025, the Company entered into a share repurchase agreement with New Enterprise Associates 13, L.P., then a holder of the Company’s outstanding Class A common stock, providing for the Company to repurchase 1,826,845 shares of its Class A common stock, par value of $0.0001 per share, in a privately negotiated transaction at a purchase price of $1.82 per share, for an aggregate purchase price of approximately $3.3 million. The repurchase was approved by the Company’s board of directors, and this repurchase of common stock took place on May 23, 2025. This transaction resulted in the repurchased 1,826,845 shares of the Company’s Class A common stock being classified as treasury stock at cost within the Company’s condensed consolidated balance sheets as of December 31, 2025.
On June 18, 2026, in connection with the Second Stock Purchase Agreement described above, the Company reissued the 1,826,845 shares of treasury stock to the Investor. As a result, no shares remain classified as treasury stock within the Company’s condensed consolidated balance sheets as of June 30, 2026.
Related Party Transactions
The transactions with the Investor (including the First Stock Purchase Agreement, the Promissory Note, the Second Stock Purchase Agreement, the Third Stock Purchase Agreements, and the aforementioned reissuance of common stock, and any amendments thereto), represent related party transactions due to the Investor's controlling ownership stake and the executive roles held by Byron Allen.
Additionally, on June 11, 2026, the Company entered into an agreement with Allen Media, LLC (the “Service Provider”), an affiliate of the Investor. Pursuant to this agreement, the Service Provider agreed to provide non-exclusive advertising sales and support services in exchange for a commission on certain net revenues generated from selling the Company’s advertising inventory (excluding certain brands), subject to the Company retaining final approval over pricing, contracts, and content. There was no activity under this agreement for the three and six months ended June 30, 2026.

Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2025	6,000	$2.85	7.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(54)	2.78	—	—
Expired	(271)	3.21	—	—
Balance as of June 30, 2026	5,675	$2.83	7.74	$—
Expected to vest at June 30, 2026	5,675	$2.83	7.74	$—
Exercisable at June 30, 2026	3,825	$3.14	7.68	$—
As of June 30, 2026, the total share-based compensation costs not yet recognized related to unvested stock options was $2.3 million, which is expected to be recognized over the weighted-average remaining requisite service period of 0.5 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2025	3,170	$1.84
Granted	615	0.81
Vested	(1,874)	1.48
Forfeited	(73)	2.00
Outstanding as of June 30, 2026	1,838	$1.86
As of June 30, 2026, there were approximately $3.0 million of unrecognized compensation costs related to RSUs.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue, excluding depreciation and amortization	$328	$284	$680	$586
Sales and marketing	104	158	217	306
General and administrative	959	764	1,880	1,566
Research and development	159	120	325	245
Total	$1,550	$1,326	$3,102	$2,703
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which the Company was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering agreement to $150.0 million. As of June 30, 2026, the Company had sold, in the aggregate, 1,153,345 shares of its Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes. There were no proceeds raised related to this offering during the three and six months ended June 30, 2026, and there were $nil proceeds raised related to this offering during the three and six months ended June 30, 2025.
10. Net Loss Per Share
Net loss per share is computed using the two-class method. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period, net of any treasury stock. Diluted net loss per share reflects the effect of the assumed exercise of any stock options, the vesting of any restricted stock units, and the exercise of any warrants (including the Public Warrants and the Private Warrants), in each case only in the periods in which such effect would have been dilutive.
For the three and six months ended June 30, 2026 and 2025, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.
The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,810)	$(10,627)	$(26,956)	$(23,088)
Less: net income (loss) attributable to noncontrolling interests	38	193	(27)	403
Net loss attributable to holders of Class A and Class B common stock	$(11,848)	$(10,820)	$(26,929)	$(23,491)

Denominator:
Weighted average common shares outstanding, basic and diluted	55,089	38,080	46,404	38,380

Net loss per common share, basic and diluted[1]	$(0.22)	$(0.28)	$(0.58)	$(0.61)
_________________________________
(1)Net loss per share information is presented on a rounded basis using actual amounts. Minor differences in totals may exist due to rounding.

The numerator for net loss per basic and diluted common share excludes the impact of net income (loss) attributable to the noncontrolling interests for all periods presented.
The weighted average common shares outstanding for basic and diluted net loss per share includes the 40,000,000 shares issued pursuant to the First Stock Purchase Agreement that resulted in a stock subscription receivable (refer to Note 9 herein for additional details), as these shares are legally issued and outstanding.
The table below presents the details of securities that were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	5,675	6,603	5,675	6,603
Restricted stock units	1,838	3,489	1,838	3,489
Warrants	2,469	2,469	2,469	2,469
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax provision	$204	$333	$92	$413
Effective tax rate	(1.8)%	(3.2)%	(0.3)%	(1.8)%
For the three and six months ended June 30, 2026 and 2025, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
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
12. Restructuring Costs
In July 2026, the Company announced plans to reduce operating expenses by implementing an approximately 35% reduction in our current workforce and dedicated contractors. Refer to Note 19 herein for additional details.
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
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. In July 2022, the Company entered into a sublease with a third party with respect to substantially all of the Company’s then-existing corporate headquarters. The sublease commenced on August 26, 2022 and expired on May 30, 2026. Pursuant to the terms of the sublease, the subtenant was obligated to pay a fixed monthly rent of $0.8 million, subject to periodic increases. In-lieu of a cash security deposit, the Company received a letter of credit from Citibank for approximately $4.5 million.
In March 2025, the Company entered into a 130-month lease agreement for a new corporate headquarters located in New York, New York, which commenced on June 16, 2025 (i.e., the “Commencement Date”). The lease contains one 5-year renewal option and an early termination option after 6 years of the rent commencement date (i.e., December 16, 2025 was the rent commencement date). Upon the Commencement Date, based on various economic and market-based factors, the Company concluded it is reasonably certain to exercise the early termination option, and therefore the lease term was determined to be 6 years, 6 months (i.e., the lease term was determined to be June 16, 2025 through December 15, 2031). The undiscounted lease payments range from approximately $0.2 million to $0.3 million per month throughout the contractual term of the lease (approximately $0.2 million per month throughout the term determined for accounting purposes). The Company determined this lease is an operating lease, and variable lease expenses are not material, and include the Company’s proportionate share of operating expenses, property taxes, and insurance.
On June 23, 2026, the Company executed a lease termination agreement with the landlord of its corporate office in London, England (the “UK Lease Termination”). The underlying lease commenced on October 17, 2019, and was originally scheduled to expire on October 16, 2029. Pursuant to the UK Lease Termination, the Company paid a surrender fee of £0.4 million (approximately $0.6 million), and as additional consideration for the surrender, waived an existing security deposit held with the landlord in the amount of £1.3 million (approximately $1.7 million). The UK Lease Termination resulted in a decrease to the Company’s operating lease right-of-use assets totaling $1.9 million and a decrease in operating lease liabilities totaling $2.4 million ($0.8 million current and $1.6 million noncurrent). The Company recorded a loss of $1.9 million in connection with the UK Lease Termination, included in general and administrative expenses within the condensed consolidated statements of operations, for the three and six months ended June 30, 2026.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$5,650	$5,922	$10,452	$11,795
Sublease income	(2,464)	(4,364)	(6,300)	(8,966)
Total lease cost	$3,186	$1,558	$4,152	$2,829
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statements of operations. The Company does not have material short-term or variable lease costs.

The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	June 30, 2026	December 31, 2025
Assets
Right-of-use assets	$13,775	$23,002

Liabilities
Current lease liabilities	$4,747	12,706
Noncurrent lease liabilities	10,752	14,725
Total lease liabilities	$15,499	$27,431
Other information related to leases was as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$10,771	$14,280
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$11,747

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	4.3	3.4
Weighted average discount rate	12.1%	12.7%
Maturities of lease liabilities as of June 30, 2026 were as follows:

Year	Operating Leases
Remainder of 2026	$3,576
2027	3,888
2028	2,335
2029	2,382
2030	2,650
Thereafter	5,804
Total lease payments	20,635
Less: imputed interest	(5,136)
Total	$15,499
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
On or around March 4, 2021, the City of São Paulo served a notice of infraction against BuzzFeed Do Brasil LTDA (“BuzzFeed BR”), an entity divested by the Company in October 2020. The infraction alleges a failure to pay advertising-related service taxes for the 2016 - 2018 period. BuzzFeed BR challenged the infraction on the grounds of non-retroactive application of the governing statute. Following unfavorable administrative rulings, the matter moved to judicial enforcement. As of December 4, 2025, three claims entered fiscal execution, resulting in a freeze of approximately $nil in BuzzFeed BR’s bank account. To proceed with appeals, BuzzFeed BR must obtain a bond or furnish a bank deposit certificate to secure the amount in collections, which approximates $0.2 million (and is subject to interest in the amount of the IPCA index plus 1 percent). While the Company is not a direct party to the tax proceeds, the purchaser of BuzzFeed BR has asserted that the Company is obligated to resolve the matter under the divestiture’s indemnification provisions. The Company is monitoring the matter with local counsel and does not currently believe its resolution will have a material adverse effect on its condensed consolidated financial statements.
Additionally, the Company settled or resolved certain legal matters during the three and six months ended June 30, 2026 and 2025 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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
Nasdaq Listing Compliance
On March 2, 2026, as expected, the Company received a letter from Nasdaq’s Listing Qualifications Department (the “Nasdaq Staff”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until August 31, 2026, to regain compliance with the Bid Price Requirement.
As of May 26, 2026, the closing bid price of the Company’s Class A common stock had been over $1.00 per share for a minimum of 10 consecutive business days. On May 27, 2026, the Nasdaq staff confirmed that the Company had regained compliance with the Bid Price Requirement and that this matter is closed.
15. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Effective May 2026, in connection with the First Stock Purchase Agreement as disclosed within Note 9 herein, and Byron Allen’s appointment as Chief Executive Officer and Chairman of the Board, the Company identified Mr. Allen as the new CODM (the CODM was previously Jonah Peretti, former Chief Executive Officer and now President of BuzzFeed AI). The Company determined that Mr. Allen makes resource allocation decisions and assesses performance based upon financial information at the consolidated level. The Company manages its operations as a single segment for the purpose of evaluating and making operating decisions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Variable cost of revenue	$9,523	$13,007	$16,514	$19,400
Fixed cost of revenue	13,263	14,980	28,636	32,079
Total cost of revenue, excluding depreciation and amortization	$22,786	$27,987	$45,150	$51,479
All other significant segment expenses and other significant segment items that comprise consolidated net loss and are regularly provided to the CODM are consistent with what is presented on the condensed consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, other income (expense), net, interest expense, net, change in fair value of warrant liabilities, and income tax provision, were $25.3 million and $29.0 million for the three months ended June 30, 2026 and 2025, respectively, and $49.7 million and $54.0 million for the six months ended June 30, 2026 and 2025, respectively.
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

Film costs, which were included in film costs, net, on the condensed consolidated balance sheets, were as follows:

	June 30, 2026	December 31, 2025
Individual Monetization:
Feature films in production	$3,449	$13,118
Completed feature films, less amortization	15,234	6,279
Total	$18,683	$19,397
The Company amortized $2.6 million and $3.9 million of film costs for the three months ended June 30, 2026 and 2025, respectively, and $3.3 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively. Film cost amortization is included in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations.
The Company enters into co-financing arrangements with third parties to jointly finance or distribute certain of its film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. The Company accounts for the proceeds received from the investor under these arrangements as a reduction of its capitalized film costs (which approximated $4.1 million and $4.7 million as of June 30, 2026 and December 31, 2025, respectively), and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $4.9 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively. Production tax incentives resulted in a reduction of cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations of approximately $0.6 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $0.9 million for the three and six months ended June 30, 2025, respectively. The Company had receivables related to production tax credits of $4.4 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively, included in prepaid and other current assets in the condensed consolidated balance sheets.
Prepaid Expenses and Other Current Assets
As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Non-trade accounts receivable	$5,841	$4,627
Unbilled revenue	6,447	7,451
Prepaid expenses	1,282	1,837
Other	3,140	2,496
Total	$16,710	$16,411
Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
	2026	2025
Cash paid for income taxes, net	$131	$454
Cash paid for interest	3,022	1,643
Non-cash investing and financing activities:
Debt assumed for acquisition of Girls Like Girls Film Inc.	—	4,790
Non-cash consideration from film financing arrangements	—	500
Accrued debt issuance / modification costs for Term Loan	90	570
Accrued deferred offering costs	—	67
Accounts payable and accrued expenses related to property and equipment	34	711
Non-cash contingent consideration for business combination	—	481
Promissory Note receivable from First Stock Purchase Agreement	(100,000)	—
Accrued interest for stock subscription receivable	(479)	—
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	16,299	10,432
Restricted cash	525	15,750
Noncurrent restricted cash	2,999	3,524
Total cash and cash equivalents and restricted cash	$19,823	$29,706
17. Other Income (Expense), net
Other income (expense), net consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Exchange gain (loss)	199	411	$(634)	$1,118
Other expense	(273)	(231)	(354)	(363)
Other income	270	272	837	995
Loss on extinguishment of debt	—	(5,532)	—	(5,532)
Total	$196	$(5,080)	$(151)	$(3,782)
18. Disposals and Licenses
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty, and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who supported the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM pays an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of June 30, 2026), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.
Sale of BringMe Brand

On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.8 million has been received as of June 30, 2026).
Sale of Goodful and As/Is Brands
On December 9, 2025, the Company sold 100% of the assets related to the digital media brands known as Goodful and As/Is for approximately $0.5 million in fixed cash consideration, which is payable in installments through May 1, 2027 ($0.2 million of which was received as of June 30, 2026). Goodful or As/Is did not have a material impact on the Company’s net loss for any period presented herein.
19. Subsequent Events
On July 22, 2026, the Company’s board of directors approved a reduction in workforce plan designed to reduce operating expenses by implementing an approximately 35% reduction in the current workforce and dedicated contractors across various geographies and functions. The reduction in workforce plan is intended to advance the Company’s path towards profitability and positive cash flow generation by streamlining its organizational structure, optimizing operating expenses, and preserving cash. The Company expects to recognize restructuring charges in connection with the reduction in workforce plan, including severance, outplacement services, and benefits continuation. The Company estimates that the foregoing charges will range between $6.5 million to $8.5 million, and we expect the charges will be recognized primarily in the third quarter of 2026. The majority of these charges will result in cash expenditures, and are expected to be paid by the end of the fourth quarter of 2026.

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
Entry into Stock Purchase Agreements
In recent years, we have generally incurred significant losses each year, and our cash balances have decreased over time. During the year ended December 31, 2025, we incurred a net loss of $57.3 million and, as of December 31, 2025, we had unrestricted cash and cash equivalents of $8.5 million and an accumulated deficit of $679.6 million. Based on our liquidity position as of December 31, 2025 and our then-current forecast of operating results and cash flows, in the absence of any strategic transaction to address our capital needs, we disclosed in March 2026 that we anticipated that we would not have sufficient resources to fund our cash obligations for the next 12 months following the issuance date of our Annual

Report on Form 10-K for the year ended December 31, 2025 (i.e., March 16, 2026). In addition, in March 2026, we announced that we were exploring strategic options and that our ability to continue as a going concern was dependent on our ability to execute our business plan, and / or implement other strategic options, which could include raising additional capital. In exploring strategic options, which included sales of BuzzFeed or portions of BuzzFeed, and potential capital raises, among other transactions, BuzzFeed engaged with more than 30 counterparties.
On March 5, 2026, our board of directors, with Jonah Peretti abstaining, formed a Special Committee of the board of directors (the “Special Committee”), comprised of Adam Rothstein, Gregory Coleman, and Janet Rollé, each of whom was determined by our board of directors to be an “independent director” as defined under the applicable rules, regulations, and listing requirements of Nasdaq and the applicable rules and regulations promulgated by the SEC. The Special Committee was formed to evaluate strategic opportunities that would implicate a change in control and / or involve an interested stockholder of BuzzFeed, and was empowered to engage directly with any potential counterparty to such opportunities, to accept or reject any or all proposals for such opportunities, and to negotiate the terms of any such opportunities. The Special Committee met 11 times between March 5, 2026 and May 11, 2026.
On May 11, 2026, given our above-described financial condition, we obtained relief under Nasdaq Listing Rule 5635, which provides an exception from Nasdaq’s shareholder approval requirement in connection with certain issuances of BuzzFeed’s shares or in connection with the issuance of shares related to a change of control, upon a showing that “the delay in securing stockholder approval would seriously jeopardize the financial viability of the enterprise.”
As disclosed within Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, on May 11, 2026, we entered into a Stock Purchase Agreement (the “First Stock Purchase Agreement”) with Allen Family Digital, LLC (the “Investor”), an affiliate of Byron Allen’s family office, pursuant to which we agreed to issue and sell to the Investor 40,000,000 shares (the “Shares”) of our Class A common stock, par value $0.0001 per share, at a purchase price of $3.00 per share of Class A common stock, for aggregate consideration of $120.0 million (the “Transaction”). The aggregate consideration was comprised of (i) $20.0 million in cash paid to us at the closing of the Transaction, which occurred on May 26, 2026 (the “Closing”), and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the “Promissory Note”) issued at Closing, which matures in 2031 and accrues interest at an annual rate of 5%. The Promissory Note is secured with a first priority security interest in 33,333,333 of the Shares.
Upon Closing, Jonah Peretti, LLC, an affiliate of Jonah Peretti, BuzzFeed’s founder and former Chief Executive Officer, converted all 1,309,354 of its shares of our Class B common stock into Class A common stock (the “Stock Conversion”). The First Stock Purchase Agreement and the Stock Conversion resulted in the Investor obtaining a controlling ownership interest in us (the Investor owns and controls more than 50% of our outstanding common stock), and Byron Allen became Chief Executive Officer and Chairman of the Board, effective May 26, 2026.
Additionally, in connection with the Transaction, our board of directors was expanded from four to nine members. The Investor obtained the right to appoint five members to the board of directors and one additional member following the 2026 annual meeting of our shareholders held on June 2, 2026 (appointed in July 2026). Accordingly, the Transaction resulted in a change in control of BuzzFeed.
In its evaluation of the First Stock Purchase Agreement and related transactions, the Special Committee unanimously determined that it was fair to, and in the best interests of, BuzzFeed and its stockholders for BuzzFeed to enter into the First Stock Purchase Agreement, and the transactions contemplated thereby, and recommended that our board of directors authorize and approve the execution and delivery by BuzzFeed of the First Stock Purchase Agreement and the transactions contemplated thereby. In making its determination and recommendation, the Special Committee considered numerous factors, including potential alternative transactions, our projections, our current and projected cash balances, the status of negotiations with our lenders, the going concern qualification noted by our auditors in their audit report, the terms and conditions of the First Stock Purchase Agreement, the terms and conditions of the Promissory Note, the market reputation and other benefits to BuzzFeed of associating with Byron Allen, the potential elimination of most of BuzzFeed’s high-vote Class B common stock, and many other factors (not necessarily in the foregoing order, with different directors giving different weight to different factors). The Special Committee also considered the need to regain compliance with Nasdaq’s minimum bid requirement in order to avoid being delisted from Nasdaq.
We used the proceeds from the First Stock Purchase Agreement to partially repay existing indebtedness (refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details), and the remaining proceeds for other general corporate purposes.
In connection with the First Stock Purchase Agreement, the $100.0 million consideration received in the form of the Promissory Note represents an uncollected subscription for our common stock. Because the stock was issued prior to the collection of the underlying cash proceeds, the Promissory Note is classified as a stock subscription receivable and is presented as a contra-equity account, reducing total stockholders’ equity within the condensed consolidated balance sheets.
Accrued interest is recorded within equity and totaled $0.5 million for the three and six months ended June 30, 2026. As of June 30, 2026, stock subscription receivable totaled $100.5 million, consisting of $100.0 million of principal and $0.5 million of accrued interest.
On June 17, 2026, we entered into a second stock purchase agreement (the “ Second Stock Purchase Agreement”) with the Investor, pursuant to which the Investor agreed to purchase an additional 4,000,000 shares of our Class A common stock, consisting of 2,173,155 newly-issued shares and 1,826,845 treasury shares (as described below). The Investor paid a price of $1.44 per share, which represents the closing price of our Class A common stock on June 15, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on June 18, 2026, and we received aggregate proceeds of approximately $5.8 million, which were used for general corporate purposes.
Additionally, on June 17, 2026, we entered into a series of third stock purchase agreements (the “Third Stock Purchase Agreements”) with certain individual purchasers, who are affiliates of Byron Allen, pursuant to which we agreed to sell 216,999 shares of our Class A common stock in total, also at a price of $1.44 per share. The 216,999 newly-issued shares of Class A common stock were issued to the individual purchasers on June 18, 2026 in connection with the Third Stock Purchase Agreements, and we received aggregate proceeds of approximately $0.3 million, which were used for general corporate purposes.
The Audit Committee of our board of directors (the “Audit Committee”) — which is responsible for the review, approval, and ratification of related party transactions in accordance with the Company’s Related Party Transaction Policy, applicable provisions of the Securities Exchange Act of 1934, as amended, and Nasdaq listing rules — ratified and approved the Second Stock Purchase Agreement and the Third Stock Purchase Agreements and the transactions contemplated thereby. At the time of the aforementioned transactions, the Audit Committee was comprised of Adam Rothstein, Gregory Coleman, and Janet Rollé, each of whom was determined by our board of directors to be an “independent director” as defined under the applicable rules, regulations, and listing requirements of Nasdaq and the applicable rules and regulations promulgated by the SEC. All material information regarding the proposed Second Stock Purchase Agreement and the Third Stock Purchase Agreements was presented to the Audit Committee, including (i) the nature of the relationship giving rise to related party status, (ii) the material terms of the Second Stock Purchase Agreement and the Third Stock Purchase Agreements, (iii) the business purpose of the Second Stock Purchase Agreement and the Third Stock Purchase Agreements, and (iv) such other information as the Audit Committee deemed relevant for purposes of its review. The Audit Committee reviewed the Second Stock Purchase Agreement and the Third Stock Purchase Agreements in accordance with the Related Party Transaction Policy and determined that the Second Stock Purchase Agreement and the Third Stock Purchase Agreements and the transactions contemplated thereby complied with the Company’s Related Party Transaction Policy, applicable securities laws and Nasdaq Listing Rules, and were fair, reasonable, and in the best interests of the Company.
Repurchase and Reissuance of Common Stock
On May 23, 2025, we entered into a share repurchase agreement with New Enterprise Associates 13, L.P., then a holder of our outstanding Class A common stock, providing for us to repurchase 1,826,845 shares of our Class A common stock, par value of $0.0001 per share, in a privately negotiated transaction, at a purchase price of $1.82 per share, for an aggregate purchase price of approximately $3.3 million. The repurchase was approved by our board of directors, and this repurchase of common stock took place on May 23, 2025. This transaction resulted in the repurchased 1,826,845 shares of our Class A common stock being classified as treasury stock at cost within our condensed consolidated balance sheets as of December 31, 2025.

On June 18, 2026, in connection with the Second Stock Purchase Agreement described above, we reissued the 1,826,845 shares of treasury stock to the Investor. As a result, no shares remain classified as treasury stock within our condensed consolidated balance sheets as of June 30, 2026.
Restructuring
In July 2026, we announced plans to reduce operating expenses by implementing an approximately 35% reduction in our current workforce and dedicated contractors. Refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP
Total revenue	$36,288	$46,394	$67,860	$82,415
Loss from operations	(10,312)	(3,466)	(23,788)	(17,208)
Net loss	(11,810)	(10,627)	(26,956)	(23,088)
Non-GAAP
Adjusted EBITDA(1)	$(1,727)	$1,984	$(9,546)	$(3,910)
Non-Financial
Time Spent(2)	62,318	69,864	122,918	137,722
_________________________________
(1)See “Reconciliation from Net loss to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S. (“ U.S. GAAP”).

(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three and six months ended June 30, 2026, Time Spent decreased by 11% and 11%, respectively, consistent with broader industry trends, amongst our competitive set, according to Comscore.
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
The following table sets forth certain operating metrics for our branded content revenue for the three months ended June 30, 2026 and 2025 (on a trailing 12-month basis):

	June 30,
	2026	2025
Net branded content advertiser revenue retention(1)	41%	46%
Branded content advertisers(2)	>20	>25
Net average branded content advertiser revenue(3)	$0.5	$0.7
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
Results of Operations:
Comparison of results for the three and six months ended June 30, 2026 and 2025
The following tables set forth our condensed consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$36,288	$46,394	$67,860	$82,415
Costs and expenses
Cost of revenue, excluding depreciation and amortization	22,786	27,987	45,150	51,479
Sales and marketing	2,751	4,242	6,219	8,500
General and administrative	13,758	10,684	26,942	25,046
Research and development	2,624	2,823	4,958	5,889
Depreciation and amortization	4,681	4,124	8,379	8,709
Total costs and expenses	46,600	49,860	91,648	99,623
Loss from operations	(10,312)	(3,466)	(23,788)	(17,208)
Other income (expense), net	196	(5,080)	(151)	(3,782)
Interest expense, net	(1,395)	(1,496)	(2,932)	(2,667)
Change in fair value of warrant liabilities	(95)	(252)	7	982
Loss before income taxes	(11,606)	(10,294)	(26,864)	(22,675)
Income tax provision	204	333	92	413
Net loss	(11,810)	(10,627)	(26,956)	(23,088)
Less: net income (loss) attributable to noncontrolling interests	38	193	(27)	403
Net loss attributable to BuzzFeed, Inc.	$(11,848)	$(10,820)	$(26,929)	$(23,491)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue, excluding depreciation and amortization	$328	$284	$680	$586
Sales and marketing	104	158	217	306
General and administrative	959	764	1,880	1,566
Research and development	159	120	325	245
Total	$1,550	$1,326	$3,102	$2,703

The following table sets forth our condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	63%	60%	67%	62%
Sales and marketing	8%	9%	9%	10%
General and administrative	38%	23%	40%	30%
Research and development	7%	6%	7%	7%
Depreciation and amortization	13%	9%	12%	11%
Total costs and expenses	129%	107%	135%	120%
Loss from operations	(29)%	(7)%	(35)%	(20)%
Other income (expense), net	1%	(11)%	—%	(5)%
Interest expense, net	(4)%	(3)%	(4)%	(3)%
Change in fair value of warrant liabilities	—%	(1)%	—%	1%
Loss before income taxes	(32)%	(22)%	(39)%	(27)%
Income tax provision	1%	1%	—%	1%
Net loss	(33)%	(23)%	(39)%	(28)%
Less: net income (loss) attributable to noncontrolling interests	—%	—%	—%	—%
Net loss attributable to BuzzFeed, Inc.	(33)%	(23)%	(39)%	(28)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Advertising	$17,299	$22,589	(23)%	$34,445	$43,976	(22)%
Content	10,003	10,699	(7)%	17,483	15,123	16%
Commerce and other	8,986	13,106	(31)%	15,932	23,316	(32)%
Total revenue	$36,288	$46,394	(22)%	$67,860	$82,415	(18)%
Advertising revenue decreased by $5.3 million, or 23%, for the three months ended June 30, 2026, driven by a $3.9 million decline in programmatic advertising revenue and a $1.4 million decline in direct sold advertising products. For the three months ended June 30, 2026 and 2025, programmatic advertising revenue was $13.5 million and $17.4 million, respectively, and direct sold advertising revenue was $3.8 million and $5.2 million, respectively. The decline in programmatic advertising reflects traffic headwinds, which offset improved pricing and monetization efficiency, and the decline in direct sold advertising reflects reduced advertiser demand and broader macroeconomic headwinds. We expect advertising revenue to decline in the short-term for these reasons.
Advertising revenue decreased by $9.5 million, or 22%, for the six months ended June 30, 2026, due to a $6.7 million decline in programmatic advertising revenue and a $2.8 million decline in direct sold advertising products. For the six months ended June 30, 2026 and 2025, programmatic advertising was $27.5 million and $34.3 million, respectively, and direct sold advertising was $6.9 million and $9.7 million, respectively.
Content revenue decreased by $0.7 million, or 7%, for the three months ended June 30, 2026, driven by a $1.3 million decline in direct sold content revenue, partially offset by a $0.6 million increase in studio revenue. For the three months ended June 30, 2026 and 2025, direct sold content revenue was $3.5 million and $4.8 million, respectively, and studio revenue was $6.5 million and $5.9 million, respectively. The decline in direct sold content revenue was primarily driven by a decrease in the number of branded content customers and reduced advertiser demand. The increase in studio revenue was largely driven by the timing of revenue recognition with respect to delivery and release of feature films.
Content revenue increased by $2.4 million, or 16%, for the six months ended June 30, 2026, primarily driven by a $2.1 million increase in studio revenue and a $0.3 million increase in direct sold content revenue. For the six months ended June 30, 2026 and 2025, studio revenue was $9.6 million and $7.5 million, respectively, and direct sold content revenue was $7.9 million and $7.6 million, respectively.
Commerce and other decreased by $4.1 million, or 31%, for the three months ended June 30, 2026, driven by a $4.0 million decline in affiliate commerce revenue and a $0.1 million decline in other revenue. For the three months ended June 30, 2026 and 2025, affiliate commerce revenue was $8.8 million and $12.8 million, respectively, and other revenue, such as product licensing, was $0.2 million and $0.3 million, respectively. The decline in affiliate commerce revenue reflects an intentional reduction in marketing spend as we manage liquidity, coupled with traffic headwinds. We expect affiliate commerce revenue to decline in the short-term for these reasons.
Commerce and other decreased by $7.4 million, or 32%, for the six months ended June 30, 2026, driven by a $7.1 million decline in affiliate commerce revenue and a $0.3 million decline in other revenue. For the six months ended June 30, 2026 and 2025, affiliate commerce revenue was $15.6 million and $22.7 million, respectively, and other revenue was $0.3 million and $0.6 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Cost of revenue, excluding depreciation and amortization	$22,786	$27,987	(19)%	$45,150	$51,479	(12)%
As a percentage of revenue	63%	60%		67%	62%
Cost of revenue, excluding depreciation and amortization, decreased by $5.2 million, or 19%, for the three months ended June 30, 2026, driven by a $3.5 million decrease in variable cost of revenue reflecting the decline in revenue performance and a $2.3 million decrease in compensation expense reflecting our previous cost savings actions, partially offset by a $0.5 million increase in consulting expenses.
Cost of revenue, excluding depreciation and amortization, decreased by $6.3 million, or 12%, for the six months ended June 30, 2026, driven by a $3.4 million decrease in compensation expense reflecting our previous cost savings actions, a $2.9 million decrease in variable cost of revenue reflecting the decline in revenue performance, and a $1.9 million decrease in restructuring expenses, partially offset by a $1.3 million increase in consulting expense and a $0.4 million increase in software, content, and stock-based compensation expenses.
Sales and marketing:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Sales and marketing	$2,751	$4,242	(35)%	$6,219	$8,500	(27)%
As a percentage of revenue	8%	9%		9%	10%
Sales and marketing expenses decreased by $1.5 million, or 35%, for the three months ended June 30, 2026, driven by a $1.1 million decrease in compensation and related expenses reflecting our previous cost savings actions and a $0.3 million decrease in software and research expenses.

Sales and marketing expenses decreased by $2.3 million, or 27%, for the six months ended June 30, 2026, driven by a $2.0 million decrease in compensation and related expenses reflecting our previous cost savings actions.
General and administrative:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
General and administrative	$13,758	$10,684	29%	$26,942	$25,046	8%
As a percentage of revenue	38%	23%		40%	30%
General and administrative expenses increased by $3.1 million, or 29%, for the three months ended June 30, 2026, driven by a $2.5 million increase in software expense (during the second quarter of 2025, we reversed a $2.4 million accrual that we determined we were no longer liable for) and a $1.9 million decrease in sublease income as all of our subleases have now expired. These were partially offset by a $1.0 million decrease in compensation expense reflecting our previous cost savings actions and attrition and a $0.3 million decrease in professional fees.
General and administrative expenses increased by $1.9 million, or 8%, for the six months ended June 30, 2026, driven by a $2.7 million decrease in sublease income, a $2.5 million increase in software expense (reflecting the reversal of an accrual that we were no longer liable for during the six months ended June 30, 2025), and a $0.3 million increase in stock-based compensation expense. These were partially offset by a $1.5 million decrease in compensation expense reflecting our previous cost savings actions and attrition, a $1.4 million decrease in rent expense, and a $0.7 million decrease in professional fees.
Research and development:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Research and development	$2,624	$2,823	(7)%	$4,958	$5,889	(16)%
As a percentage of revenue	7%	6%		7%	7%
Research and development expenses decreased by $0.2 million, or 7%, for the three months ended June 30, 2026.
Research and development expenses decreased by $0.9 million, or 16%, for the six months ended June 30, 2026, driven by a $1.0 million decrease in compensation expense reflecting our previous cost savings actions.
Depreciation and amortization:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Depreciation and amortization	$4,681	$4,124	14%	$8,379	$8,709	(4)%
As a percentage of revenue	13%	9%		12%	11%
For the three months ended June 30, 2026, depreciation and amortization expenses increased by $0.6 million, or 14%.
For the six months ended June 30, 2026, depreciation and amortization expenses decreased by $0.3 million, or 4%.

Other income (expense), net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Other income (expense), net	$196	$(5,080)	NM	$(151)	$(3,782)	NM
As a percentage of revenue	1%	(11)%		—%	(5)%
We recorded other income, net of $0.2 million for the three months ended June 30, 2026, compared to other expense, net of $5.1 million for the three months ended June 30, 2025. The change of $5.3 million was primarily driven by a comparison against a $5.5 million loss on extinguishment of debt recorded during the three months ended June 30, 2025.
We recorded other expense, net of $0.2 million for the six months ended June 30, 2026, compared to other expense, net of $3.8 million for the six months ended June 30, 2025. The change of $3.6 million was primarily driven by the comparison against a $5.5 million loss on extinguishment of debt recorded during the six months ended June 30, 2026, partially offset by a $1.8 million change in unrealized exchange gains / losses.
NM: percentage is not meaningful
Interest expense, net:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Interest expense, net	$(1,395)	$(1,496)	(7)%	$(2,932)	$(2,667)	10%
As a percentage of revenue	(4)%	(3)%		(4)%	(3)%
Interest expense, net decreased by $0.1 million, or 7%, for the three months ended June 30, 2026.
Interest expense, net increased by $0.3 million, or 10%, for the six months ended June 30, 2026.
Change in fair value of warrant liabilities:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Change in fair value of warrant liabilities	$(95)	$(252)	(62)%	$7	$982	NM
As a percentage of revenue	—%	(1)%		—%	1%
For the three months ended June 30, 2026, we recorded a loss related to the change in fair value of warrant liabilities of $0.1 million compared to a loss of $0.3 million for the three months ended June 30, 2025.
We recorded a $nil change in fair value of warrant liabilities for the six months ended June 30, 2026 compared to a gain of $1.0 million for the six months ended June 30, 2025.
NM: percentage is not meaningful
Income tax provision:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Income tax provision	$204	$333	(39)%	$92	$413	(78)%
As a percentage of revenue	1%	1%		—%	1%
For the three and six months ended June 30, 2026 and 2025, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.

On July 4, 2025, H.R.1, commonly referred to as the “One Big Beautiful Bill Act,” was signed into law. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. There was not a material impact of these law changes on our condensed consolidated financial statements.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure, and represents a key metric used by management and our board of directors to measure the operational strength and performance of our business, to establish budgets, and to develop operational goals for managing our business. We define Adjusted EBITDA as net loss, excluding the impact of net income (loss) attributable to noncontrolling interests, income tax provision, interest expense, net, other (income) expense, net, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, restructuring costs, amortization of capitalized interest for content, loss on early termination of lease, and other non-cash and non-recurring items that management believes are not indicative of ongoing operations.
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
Reconciliation from Net loss to Adjusted EBITDA
The following table reconciles consolidated net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(11,810)	$(10,627)	$(26,956)	$(23,088)
Income tax provision	204	333	92	413
Interest expense, net	1,395	1,496	2,932	2,667
Other (income) expense, net	(196)	5,080	151	3,782
Depreciation and amortization	4,681	4,124	8,379	8,709
Stock-based compensation	1,550	1,326	3,102	2,703
Change in fair value of warrant liabilities	95	252	(7)	(982)
Restructuring(1)	—	—	329	1,886
Amortization of capitalized interest for content(2)	501	—	579	—
Loss on early termination of lease(3)	1,853	—	1,853	—
Adjusted EBITDA	$(1,727)	$1,984	$(9,546)	$(3,910)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the six months ended June 30, 2025. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparison to our past operating performance.

(2)Reflects the non-cash amortization of interest costs that were capitalized as part of capitalized film costs; this add-back aligns the treatment of capitalized interest with the exclusion of interest expense from Adjusted EBITDA.

(3)Reflects the loss on the early termination of a lease related to our office space in London, England. We exclude losses associated with early terminations of leases from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparison to our past operating performance. Refer to Note 13 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our cash and cash equivalents consist of demand deposits with financial institutions and investments in money market funds.
We previously disclosed conditions that raised substantial doubt about our ability to continue as a going concern, which included, but were not limited to, uncertainties surrounding our ability to repay certain indebtedness then-outstanding under the Credit Agreement (as defined within Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q), and compliance with Nasdaq's minimum bid price listing requirements (as disclosed within Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q). As disclosed within Notes 8, 9, and 14 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we repaid $20.0 million of indebtedness under the Credit Agreement in the second quarter of 2026, utilizing proceeds from the First Stock Purchase Agreement and from the release of cash collateral from the termination of certain standby letters of credit, and we also regained compliance with Nasdaq listing requirements. As a result of these debt repayments, compliance with Nasdaq listing requirements, and due to expected cash flows from operations over the next 12 months, the substantial doubt about our ability to continue as a going concern has been resolved as of the date of issuance of these condensed consolidated financial statements (the “issuance date”).
As of and for the six months ended June 30, 2026, we had unrestricted cash and cash equivalents of $16.3 million. However, we have a history of losses, and had an accumulated deficit of $706.5 million as of June 30, 2026. We have cash available on hand, and believe our existing capital resources will be sufficient to support our operations and meet its obligations as they become due within one year from the issuance date.
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
Moreover, on an ongoing basis, we are evaluating strategic changes to our operations, including asset divestitures, restructurings (including the recently announced reduction in workforce plan; refer to Notes 12 and 19 included elsewhere within this Quarterly Report on Form 10-Q for additional details), or the discontinuance of unprofitable lines of business. Any such transaction could be material to our business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time: our available cash, liquidity, and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions.
Standby Letters of Credit
During the second quarter of 2024, we entered into an agreement with a financial institution for standby letters of credit in the amount of $15.5 million, which were issued during the second quarter of 2024 in favor of certain of our landlords. Additionally, during the first quarter of 2025, we entered into an agreement with a financial institution for a standby letter of credit in the amount of approximately $2.9 million, which was issued in the first quarter of 2025 in favor of the landlord for our corporate headquarters.
In the second quarter of 2026, a standby letter of credit in the amount of $15.0 million was terminated, in-line with the contractual termination of an operating lease. As of June 30, 2026, approximately $3.4 million in standby letters of credit remain outstanding Refer to Note 13 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details with respect to our leases.

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
Term Loan
On May 23, 2025 (the “Closing Date”), we entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026 (as discussed below), $20.0 million through (i) the earlier of the date the Company received control over the funds collateralizing certain existing letters of credit or (ii) August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. We borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5%.
The Term Loan is guaranteed by certain of our domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all of our assets and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, we must maintain minimum liquidity of $5.0 million ($3.5 million through April 30, 2026, as discussed below). No other financial maintenance covenants are applicable, and we were in compliance with the aforementioned covenant as of June 30, 2026.
On August 25, 2025, we entered into the Amendment No. 2 to Credit Agreement (the “Second Amended Credit Agreement”), which provided for an incremental loan commitment of $5.0 million, which was required to be repaid in full on February 20, 2026. We borrowed the incremental $5.0 million on August 25, 2025.
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
On March 11, 2026, we entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million is repaid, an incremental 2.0% rate of interest applied (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverted back to $5.0 million at all times thereafter. The Third Amended Credit Agreement incurred a non-refundable amendment fee of approximately $0.2 million, which was paid in March 2026. Additionally, the Third Amended Credit Agreement established four operational milestones, three of which were required to be achieved by March 31, 2026 and the remaining milestone by April 30, 2026, each subject to a penalty of approximately $0.2 million if not satisfied by the specified deadline. One operational milestone was not achieved as of March 31, 2026, and therefore we were required to remit $0.2 million to the Lender (paid in April 2026). The final operational milestone dated April 30, 2026 was not met, and therefore we were required to remit $0.2 million to the Lender (paid in May 2026).
On May 7, 2026, we entered into Amendment No. 4 to Credit Agreement (the “Fourth Amended Credit Agreement”), which provided for an extension of the $5.0 million due date to May 18, 2026 and established certain incremental mandatory prepayments whereby we were required to prepay any aggregate outstanding principal amounts of any overadvances upon the occurrence of certain events, including from the sale of specified assets or the issuance of any equity interests, subject to us retaining liquidity of $7.5 million. On May 26, 2026, we repaid $12.5 million aggregate principal amount on indebtedness outstanding under the Credit Agreement using proceeds from the First Stock Purchase Agreement. On June 26, 2026, we repaid an additional $7.5 million aggregate principal amount on indebtedness outstanding under the Credit Agreement using proceeds from cash collateral that was released from the termination of a letter of credit that was previously held in favor of our former landlord for our former corporate headquarters. The Fourth Amended Credit Agreement incurred a non-refundable cash fee of approximately $0.5 million, which was paid in May 2026. Additionally, we incurred incremental debt discount / issuance fees paid to the creditor of approximately $0.2 million associated with this modification.
As a result of these modifications, we determined the modified terms were not substantially different from the original debt terms and applied modification accounting, utilizing the original cash flows in the cash flow test since the debt was modified more than once in one year.
$25.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of June 30, 2026.
Girls Like Girls Film Inc. Indebtedness
On June 26, 2025, BuzzFeed Studios Canada, Inc., an indirectly held subsidiary of ours, acquired a majority stock interest in Girls Like Girls Film Inc. Upon acquisition, Girls Like Girls Film Inc. had debt of approximately $4.8 million (CAD $6.6 million), of which $4.0 million was required to be repaid with proceeds from a contract with a third party for distribution rights for a feature film, and the remaining $0.8 million was due when Girls Like Girls Film Inc. received expected production tax credits. $3.6 million was repaid in September 2025 and $1.0 million was repaid in December 2025, resulting in a remaining balance of approximately $0.2 million as of December 31, 2025. The remaining balance was paid in February 2026, and this debt facility is closed. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
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
As of June 30, 2026, the carrying value (which approximates the principal amount) of short-term debt and long-term debt associated with film financing arrangements totaled $8.2 million and $3.7 million, respectively. As of December 31, 2025, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.

Cash flows (used in) provided by operating, investing, and financing activities were as follows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(5,300)	$(8,755)
Cash used in investing activities	(7,128)	(7,116)
Cash provided by financing activities	4,551	6,445
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of June 30, 2026, we sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes. There were no proceeds raised related to this offering during the three and six months ended June 30, 2026, and there were $nil proceeds raised related to this offering during the three and six months ended June 30, 2025.
Operating Activities
For the six months ended June 30, 2026, cash used in operating activities was $5.3 million compared to cash used in operating activities of $8.8 million for the six months ended June 30, 2025. The change was primarily driven by a $4.1 million increase in the change in accrued expenses, other current liabilities, and other liabilities, a $3.0 million increase in the change in accounts payable, a $2.7 million increase in the change in accounts receivable, a $2.6 million increase in the change in lease liabilities, a $0.7 million increase in the change in film costs, a $0.2 million increase in the change in prepaid expenses and other current assets and prepaid expenses and other assets, and a $0.2 million increase in the change in deferred revenue. These were partially offset by a $9.7 million change in net loss, adjusted for non-cash items and a $0.3 million decrease in the change in accrued compensation.
Investing Activities
For the six months ended June 30, 2026, cash used in investing activities was $7.1 million, which consisted of $6.9 million of capital expenditures on internal-use software and $0.3 million of other capital expenditures, partially offset by $0.1 million of proceeds received from the sale of an asset.
For the six months ended June 30, 2025, cash used in investing activities was $7.1 million, which consisted of $6.3 million of capital expenditures on internal-use software and $0.8 million of other capital expenditures, partially offset by $0.3 million in proceeds received from the previous sale of an asset.
Financing Activities
For the six months ended June 30, 2026, cash provided by financing activities was $4.6 million, which consisted of $19.4 million in net proceeds from the First Stock Purchase Agreement ($20.0 million in cash, net of $0.6 million of legal expenses), $6.1 million in proceeds from various private placement transactions, and $0.6 million in borrowings from film financing arrangements, partially offset by $20.0 million of debt repayments under the Term Loan, $1.0 million in payments associated with modifications to the Credit Agreement / Term Loan and milestone fees, $0.4 million in payments of film financing arrangements for feature films, and $0.1 million in payments for withholding taxes on the vesting of certain RSUs.
For the six months ended June 30, 2025, cash provided by financing activities was $6.4 million, which consisted of $39.2 million in borrowings under the Term Loan, $2.4 million in borrowings from film financing arrangements, and $1.2 million in proceeds from co-financing arrangements for feature films. These were partially offset by $30.0 million in repayments on the Notes, a $3.3 million repurchase of common stock, $2.1 million in consent solicitation fee payments, and $0.7 million in payments of debt issuance costs associated with the Term Loan.
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2026 or 2025.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both June 30, 2026 and December 31, 2025. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the period covered in this report, our disclosure controls and procedures were not effective.

Notwithstanding the assessment that our disclosure controls and procedures are not effective and that a material weakness existed as of June 30, 2026, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented, in accordance with U.S. Generally Accepted Accounting Principles.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Uncertainties associated with the First Stock Purchase Agreement with Allen Family Digital, LLC could adversely affect our business, results of operations, financial condition, and stock price, among other things.
On May 11, 2026, we announced our entry into the First Stock Purchase Agreement with Allen Family Digital, LLC (the “Investor”), pursuant to which we agreed to sell to the Investor, and the Investor agreed to purchase from us, 40,000,000 shares of our Class A common stock, par value $0.0001 per share (the “Transaction”). The aggregate consideration was comprised of (i) $20.0 million in cash paid to the Company at closing of the Transaction, which occurred on May 26, 2026 (the “Closing”), and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the “Promissory Note”) issued at Closing, which matures in 2031 and accrues interest at an annual rate of 5%. Refer to Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Uncertainties associated with the Transaction could have adverse effects on our business, results of operations, financial condition, and stock price. These risks include, but are not limited to:
•distraction of our current personnel as a result of the Transaction, which could result in a decline in their productivity or cause distractions in the workplace;
•difficulties attracting and retaining key personnel;
•a diversion of a significant amount of management time and resources due to the Transaction;
•significant or unexpected costs, charges, or expenses resulting from the Transaction; and
•potential litigation relating to the Transaction that could require the Company to spend resources, or otherwise negatively impact the Company’s business.
Lawsuits may be filed against us, our officers, and our board of directors with respect to the Transaction, including our reliance on an exception granted by Nasdaq on Nasdaq’s shareholder approval and voting rights requirements, which could adversely affect our business and operations.
Lawsuits, claims and other legal proceedings have been filed against us in the past and additional lawsuits, claims or proceedings may be filed against us in the future, including lawsuits, claims or proceedings against the Company, its officers and / or members of our board of directors with respect to the Transaction and / or our reliance on an exception to Nasdaq’s shareholder approval requirements. In particular, on May 11, 2026, Nasdaq approved an exception to Listing Rule 5635 (Shareholder Approval) and Listing Rule 5640 (Voting Rights) in connection with the issuance and sale of the Shares. Our reliance on this exception, and the resulting issuance of shares of additional Class A common stock without a prior stockholder vote, may increase the likelihood of stockholder lawsuits, claims, or other legal proceedings. Any such litigation could adversely affect our business, results of operations, and / or financial condition.

The outcome of any such lawsuits, claims or other legal proceedings is inherently uncertain. We may not be successful in defending against future lawsuits, claims, or other legal proceedings and, whether successful or not, we may incur significant costs in defending against such litigation. The filing or commencement of such lawsuits, claims, or other legal proceedings could result in the award of monetary or equitable relief, divert the attention of management from day-to-day operations, and otherwise materially and adversely affect our business, results of operations, and financial condition.

The transition of our former Chief Executive Officer and the shift in Board and stockholder control may lead to strategic shifts and potential conflicts of interest.

In connection with the Transaction, our former Chief Executive Officer (“CEO”), Jonah Peretti, transitioned into a new role within the Company (President of BuzzFeed AI) and Byron Allen was appointed as the new CEO. Additionally, our board of directors was expanded to nine members, with our former CEO retaining the right to appoint only one director. Furthermore, subsequent to the closing of the Transaction, the Investor owns more than 50% of our outstanding common stock and had the right to appoint six of the nine members of the Board.

This transition and shift in control involves several risks:

•Management Transition: While our former CEO remains with the Company in a different capacity, the change in leadership may result in a shift in corporate culture or management style, which could disrupt our operations or lead to the loss of other key personnel.

•Concentrated Investor Control: As a greater than 50% stockholder, the Investor had the power to elect a majority of our board of directors and the Investor has the power to determine the outcome of most matters requiring stockholder approval. This concentration of ownership may delay, deter, or prevent a change in control that other stockholders might consider favorable.

•Board Composition: With our former CEO having appointed only one of nine directors, legacy management will have limited influence over Board-level decisions. The Investor-controlled Board may pursue strategies or transactions that prioritize the Investor’s interests, which may differ from the interests of our other stockholders.

•“Controlled Company” Status: We are considered a “controlled company” under the rules of the Nasdaq, which exempts us from certain corporate governance requirements, such as the requirement to have a majority of independent directors or independent compensation and nominating committees.

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
The aggregate consideration was comprised of (i) $20.0 million in cash paid to the Company at the Closing, and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the Promissory Note) issued at Closing, which matures in 2031 and accrues interest at an annual rate of 5%. The Promissory Note bears interest at a rate of 5% per annum, with interest payable semi-annually on the last business day of each June and December. The Promissory Note matures on the fifth anniversary of the Closing and is prepayable at any time at the Investor’s option without any prepayment penalty. The Promissory Note is secured by a first priority security interest in 33.3 million of the shares of Class A Common Stock issued to the Investor.

To the Company’s knowledge, the Investor is a newly-formed entity that holds no assets other than the 44,000,000 shares of our Class A common stock which it purchased in connection with the Transaction and a private placement transaction. Accordingly, there is no assurance that the Investor will have sufficient cash resources to repay the Promissory Note in five years at its maturity or to pay interest on the Promissory Note prior to maturity. If there is an event of default under the Promissory Note, the Company would be able to foreclose on the collateral securing the Promissory Note, which consists of 33.3 million of the shares of Class A Common Stock being purchased by the Investor, but there is no assurance as to the value of such collateral at the time of any foreclosure.

The consummation of the Transaction caused substantial dilution to our stockholders.

In accordance with the Transaction, we issued 40,000,000 shares to the Investor at the Closing, which resulted in substantial dilution to our shareholders. We may also issue additional shares of Class A common stock in the future in connection with equity awards or for capital raising or other purposes, which would result in additional dilution to our shareholders (such as the private placement transactions as disclosed within Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, which resulted in an incremental 4,216,999 shares issued during the second quarter of 2026). This dilution could have an adverse impact on the trading price of our Class A common stock and could result in increased volatility in our stock price.

The trading price of our Class A common stock may continue to be volatile.

The trading price of our Class A common stock has been volatile in the recent period and we cannot assure you that this volatility will not continue in the future. In particular, following the announcement and consummation of the

Transaction, the trading price of our Class A common stock experienced significant volatility, including a substantial increase in our stock price. The trading of our Class A common stock may continue to be volatile in the future. While the Company believes that the Transaction was in the best interest of the Company and its stockholders, there is no assurance that our stock price will not decline in the near or long term.

The public resale by the Investor of Class A common stock received in the Transaction, or the perception in the market that such resales could occur, could have a negative effect on the trading price of the Class A common stock following consummation of the Transaction.

We issued 40,000,000 shares of Class A common stock to the Investor upon the consummation of the Transaction. Additionally, we issued an incremental 4,216,999 shares pursuant to private placement transactions within the second quarter of 2026. None of these shares are currently registered under the Securities Act of 1933, as amended, and they will only be able to be sold pursuant to a separate registration statement or an applicable exemption from registration. However, we are required to file a resale registration statement on an appropriate form to register the resale of these shares in the public market upon the request of the Investor. Once registered, the shares held by the Investor will be freely tradable and will not be subject to any restrictions or require further registration.

The public resale by the Investor of Class A common stock received in the Transaction, or the perception in the market that such resales could occur, could have a negative effect on the trading price of our Class A common stock. Any such sale of our Class A common stock could also make it more difficult for us to raise capital by selling equity or equity-linked securities at a time and price that we otherwise would deem appropriate.

We are evaluating a potential separation of BuzzFeed Studios, Inc., which may not be successful.

We previously reorganized our studio (including vertical micro-dramas, animation, digital video, and feature films) and Tasty business units into a separate legal entity, “BuzzFeed Studios, Inc.” Implementing and maintaining this structure involves ongoing legal, tax, and administrative expenses, and requires substantial management time and resources that may divert focus from other opportunities. Further, while BuzzFeed Studios, Inc. currently remains under our corporate umbrella, there can be no assurance that we will not determine to divest, sell, license, or enter into a strategic transaction with a third party regarding BuzzFeed Studios, Inc. or its underlying assets in the future, on favorable terms, or at all.

If the costs, management distraction, or potential future transactions associated with maintaining BuzzFeed Studios, Inc. under a separate legal structure fail to deliver anticipated strategic or operational benefits, our overall business, financial condition, and consolidated operating results could be adversely affected.

We may not realize the expected financial and operational benefits of our recently announced restructuring plan, and its implementation may negatively impact our business.

On July 22, 2026, our board of directors approved a reduction in workforce plan to reduce operating expenses by implementing an approximately 35% reduction in the current workforce and dedicated contractors across various geographies and functions. The reduction in workforce plan is intended to advance our path towards profitability and positive cash flow generation by streamlining our organizational structure, optimizing operating expenses, and preserving cash. There can be no assurance that our business will be more efficient or effective than prior to implementation of the plan. In addition, we cannot guarantee that this restructuring will achieve the desired and anticipated benefits within our desired and expected timeframe, and our expectations are subject to many estimates and assumptions, and the actual savings and costs, and the timing for those savings and costs, may vary materially based on factors such as local labor regulations, collective bargaining agreement requirements, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. The implementation of this restructuring plan may also be costly and disruptive to our business or have other negative consequences, such as litigation, attrition beyond our planned reduction in workforce, negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business.

The transition of our former CEO to a role focused on AI initiatives involves leadership transition and technology risks.

Jonah Peretti, our former CEO, has transitioned to the role of President of BuzzFeed AI, where he focuses on leading the research and development of new AI-driven tools, products, and content generation technologies. The transition of a long-term CEO from corporate leadership to a specialized technology development role presents inherent risks regarding executive team alignment, corporate culture, and management focus. Furthermore, the R&D and commercial deployment of generative AI technologies in digital media involve substantial uncertainties, including rapid technological change, evolving regulatory frameworks, potential intellectual property and brand safety issues, and the risk that newly developed

AI products may not achieve commercial adoption or yield expected technical capabilities. If our AI development efforts do not perform as anticipated or fail to gain market traction, our business, financial condition, and consolidated operating results could be adversely affected.

Ultimately, we are re-engineering the Company to balance our editorial roots with a new suite of AI-enhanced tools. This transition makes our future results difficult to predict compared to our 20-year history as a traditional digital media entity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, there were no unregistered sales of equity securities that were not previously disclosed in a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Insider Trading Arrangements
During the three months ended June 30, 2026, certain of our directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On June 18, 2026, Eric Gould, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Gould’s Rule 10b5-1 trading arrangement will commence on September 16, 2026, which is at least 90 days after the adoption date, and will continue until September 16, 2027, or earlier if all shares covered by the plan are sold. Mr. Gould’s Rule 10b5-1 trading arrangement provides for a sale of up to (1) 100% of his net vested restricted stock units received from his annual non-employee director equity grant (or 156,250 shares of Class A common stock), and (2) 10,000 shares of Class A common stock that he acquired pursuant to a private placement transaction.
On June 18, 2026, Sydnie Karras, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Karras’ Rule 10b5-1 trading arrangement will commence on September 16, 2026, which is at least 90 days after the adoption date, and will continue until September 16, 2027, or earlier if all shares covered by the plan are sold. Ms. Karras’ Rule 10b5-1 trading arrangement provides for a sale of up to (1) 50% of her net vested restricted stock units received from her annual non-employee director equity grant (or 78,125 shares of Class A common stock), and (2) 8,500 shares of Class A common stock that she acquired pursuant to a private placement transaction.

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

2.7†
Stock Purchase Agreement, dated May 11, 2026, by and between BuzzFeed, Inc. and Allen Family Digital (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2026).

2.8
Amendment No. 1 to the Stock Purchase Agreement, dated May 22, 2026, between BuzzFeed, Inc. and Allen Family Digital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2026).

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

10.15	Promissory Note, dated May 26, 2026, between BuzzFeed, Inc. and Allen Family Digital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 27, 2026)
10.16
Director Appointment Agreement, dated May 11, 2026, by and among BuzzFeed, Inc., Allen Family Digital, LLC, and Jonah Peretti, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 11, 2026).

10.17
Amendment No. 1 to the Director Appointment Agreement, dated May 22, 2026, by and among BuzzFeed, Inc., Allen Family Digital, LLC, and Jonah Peretti, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2026).

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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date:	August 6, 2026