Form 10-Q
period 2026-09-30
BuzzFeed, Inc.
filed 2026-11-09
CIK 1828972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 5, 2026, there were 89,796,289 shares of the registrant’s Class A common stock outstanding, 33,355 shares of the registrant’s Class B common stock outstanding and no shares of the registrant’s Class C common stock outstanding. Additionally, the registrant issued 14,498,356 shares of its Class A common stock on November 9, 2026, and will have 104,294,645 shares of Class A common stock outstanding.

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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements (unaudited)
BUZZFEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$8,828	$8,465
Restricted cash	525	15,750
Accounts receivable (net of allowance for credit losses of $1,035 and $683 as at September 30, 2026 and December 31, 2025, respectively)	23,829	45,496
Prepaid expenses and other current assets	14,914	16,411
Total current assets	48,096	86,122
Property and equipment, net	2,460	4,504
Right-of-use assets	12,385	23,002
Capitalized software costs, net	23,760	24,245
Intangible assets, net	9,245	10,167
Goodwill	13,105	13,105
Film costs, net	23,949	19,397
Noncurrent restricted cash	2,999	3,524
Prepaid expenses and other assets	1,896	4,073
Total assets	$137,895	$188,139

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,241	$19,548
Accrued expenses	10,510	12,411
Deferred revenue	11,364	7,405
Accrued compensation	8,325	8,305
Current lease liabilities	3,748	12,706
Current debt	7,810	30,524
Other current liabilities	3,185	4,319
Total current liabilities	60,183	95,218
Noncurrent lease liabilities	10,414	14,725
Debt	25,944	27,861
Other liabilities	254	250
Total liabilities	96,795	138,054

Commitments and contingencies

Stockholders’ Equity
Class A common stock, $0.0001 par value; 700,000 shares authorized; 89,757 and 37,857 shares issued; 89,757 and 36,030 shares outstanding at September 30, 2026 and December 31, 2025, respectively	9	3
Class B common stock, $0.0001 par value; 20,000 shares authorized; 33 and 1,343 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	870,787	735,992
Accumulated deficit	(724,961)	(679,588)
Accumulated other comprehensive loss	(3,470)	(3,715)
Treasury stock, at cost, 0 and 1,827 shares at September 30, 2026 and December 31, 2025, respectively	—	(3,332)
Stock subscription receivable	(101,739)	—
Total BuzzFeed, Inc. stockholders’ equity	40,626	49,361
Noncontrolling interests	474	724
Total stockholders’ equity	41,100	50,085
Total liabilities and stockholders’ equity	$137,895	$188,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$26,030	$46,317	$93,890	$128,732
Costs and expenses
Cost of revenue, excluding depreciation and amortization	19,823	29,582	64,973	81,061
Sales and marketing	2,910	3,944	9,129	12,444
General and administrative	12,252	12,732	39,194	37,778
Research and development	4,493	2,527	9,451	8,416
Depreciation and amortization	4,012	3,518	12,391	12,227
Total costs and expenses	43,490	52,303	135,138	151,926
Loss from operations	(17,460)	(5,986)	(41,248)	(23,194)
Other expense, net	(144)	(579)	(295)	(4,361)
Interest expense, net	(936)	(1,412)	(3,868)	(4,079)
Change in fair value of warrant liabilities	168	205	175	1,187
Loss before income taxes	(18,372)	(7,772)	(45,236)	(30,447)
Income tax provision (benefit)	290	(346)	382	67
Net loss	(18,662)	(7,426)	(45,618)	(30,514)
Less: net (loss) income attributable to noncontrolling interests	(218)	9	(245)	412
Net loss attributable to BuzzFeed, Inc.	$(18,444)	$(7,435)	$(45,373)	$(30,926)
Net loss attributable to holders of Class A and Class B common stock:
Basic and diluted	$(18,444)	$(7,435)	$(45,373)	$(30,926)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.22)	$(0.20)	$(0.77)	$(0.81)
Weighted average common shares outstanding:
Basic and diluted	84,362	37,212	59,196	37,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(18,662)	$(7,426)	$(45,618)	$(30,514)
Other comprehensive income
Foreign currency translation adjustment	436	511	240	1,283
Other comprehensive income	436	511	240	1,283
Comprehensive loss	(18,226)	(6,915)	(45,378)	(29,231)
Comprehensive (loss) income attributable to noncontrolling interests	(218)	9	(245)	412
Foreign currency translation adjustment attributable to noncontrolling interests	19	(69)	(5)	133
Comprehensive loss attributable to BuzzFeed, Inc.	$(18,027)	$(6,855)	$(45,128)	$(29,776)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	For the Three and Nine Months Ended September 30, 2026
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock	Stock Subscription Receivable	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	37,857	$3	1,343	$1	$735,992	$(679,588)	$(3,715)	$(3,332)	$—	$49,361	$724	$50,085
Net loss	—	—	—	—	—	(15,081)	—	—	—	(15,081)	(65)	(15,146)
Stock-based compensation	—	—	—	—	1,552	—	—	—	—	1,552	—	1,552
Issuance of common stock in connection with share-based plans	278	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	(9)	—	—	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	—	—	293	—	—	293	(13)	280
Balance at March 31, 2026	38,123	$3	1,343	$1	$737,535	$(694,669)	$(3,422)	$(3,332)	$—	$36,116	$646	$36,762
Net (loss) income	—	—	—	—	—	(11,848)	—	—	—	(11,848)	38	(11,810)
Stock-based compensation	—	—	—	—	1,550	—	—	—	—	1,550	—	1,550
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance costs	40,000	4	—	—	119,396	—	—	—	(100,000)	19,400	—	19,400
Interest accrued on stock subscription receivable	—	—	—	—	479	—	—	—	(479)	—		—
Issuance of common stock in connection with private placements	2,390	—	—	—	2,740	—	—	3,332	—	6,072	—	6,072
Issuance of common stock in connection with share-based plans	1,573	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(95)	—	—	—	(126)	—	—	—	—	(126)	—	(126)
Other comprehensive loss	—	—	—	—	—	—	(465)	—	—	(465)	(11)	(476)
Conversion of Class B common stock to Class A common stock	1,310	1	(1,310)	(1)	—	—	—	—	—	—	—	—
Balance at June 30, 2026	83,301	$8	33	$—	$861,574	$(706,517)	$(3,887)	$—	$(100,479)	$50,699	$673	$51,372
Net loss	—	—	—	—	—	(18,444)	—	—	—	(18,444)	(218)	(18,662)
Stock-based compensation	—	—	—	—	1,495	—	—	—	—	1,495	—	1,495

Interest accrued on stock subscription receivable	—	—	—	—	1,260	—	—	—	(1,260)	—	—	—
Issuance of common stock in connection with private placements	6,000	1	—	—	6,488	—	—	—	—	6,489	—	6,489
Issuance of common stock in connection with share-based plans	483	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(27)	—	—	—	(30)	—	—	—	—	(30)	—	(30)
Other comprehensive income	—	—	—	—	—	—	417	—	—	417	19	436
Balance at September 30, 2026	89,757	$9	33	$—	$870,787	$(724,961)	$(3,470)	$—	$(101,739)	$40,626	$474	$41,100

	For the Three and Nine Months Ended September 30, 2025
	Common Stock – Class A		Common Stock – Class B		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock	Total BuzzFeed, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	37,025	$3	1,343	$1	$730,369	$(621,864)	$(3,735)	$—	$104,774	$2,168	$106,942
Net (loss) income	—	—	—	—	—	(12,671)	—	—	(12,671)	210	(12,461)
Stock-based compensation	—	—	—	—	1,377	—	—	—	1,377	—	1,377
Issuance of common stock in connection with share-based plans	165	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(12)	—	—	—	(25)	—	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	—	—	328	—	328	118	446
Issuance of common stock in connection with at-the-market offering, net of issuance costs	4	—	—	—	13	—	—	—	13	—	13
Balance at March 31, 2025	37,182	$3	1,343	$1	$731,734	$(634,535)	$(3,407)	$—	$93,796	$2,496	$96,292
Net (loss) income	—	—	—	—	—	(10,820)	—	—	(10,820)	193	(10,627)
Stock-based compensation	—	—	—	—	1,326	—	—	—	1,326	—	1,326
Issuance of common stock in connection with share-based plans	392	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(53)	—	—	—	(85)	—	—	—	(85)	—	(85)
Other comprehensive income	—	—	—	—	—	—	242	—	242	84	326
Repurchase of common stock	—	—	—	—	—	—	—	(3,332)	(3,332)	—	(3,332)
Balance at June 30, 2025	37,521	$3	1,343	$1	$732,975	$(645,355)	$(3,165)	$(3,332)	$81,127	$2,773	$83,900
Net (loss) income	—	—	—	—	—	(7,435)	—	—	(7,435)	9	(7,426)
Stock-based compensation	—	—	—	—	1,660	—	—	—	1,660	—	1,660
Issuance of common stock in connection with share-based plans	203	—	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes	(33)	—	—	—	(66)	—	—	—	(66)	—	(66)
Other comprehensive income (loss)	—	—	—	—	—	—	580	—	580	(69)	511
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,923)	(1,923)
Balance at September 30, 2025	37,691	$3	1,343	$1	$734,569	$(652,790)	$(2,585)	$(3,332)	$75,866	$790	$76,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUZZFEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(45,618)	$(30,514)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,391	12,227
Unrealized loss (gain) on foreign currency	356	(81)
Stock-based compensation	4,597	4,363
Change in fair value of warrants	(175)	(1,187)
Amortization of debt discount and deferred issuance costs	817	6,867
Deferred income tax	37	121
Provision for credit losses	352	(254)
Non-cash portion of early termination on lease	1,259	—
Non-cash lease expense	8,663	13,511
Changes in operating assets and liabilities:
Accounts receivable	21,261	15,999
Prepaid expenses and other current assets and prepaid expenses and other assets	(2,949)	(450)
Film costs	(4,296)	(10,205)
Accounts payable	(3,969)	4,118
Accrued compensation	1,689	(350)
Accrued expenses, other current liabilities, and other liabilities	(2,966)	(9,580)
Lease liabilities	(10,819)	(16,808)
Deferred revenue	3,959	5,204
Cash used in operating activities	(15,411)	(7,019)

Investing activities:
Capital expenditures	(326)	(1,678)
Capitalization of internal-use software	(8,871)	(9,636)
Business combinations, net of cash acquired	—	(233)
Proceeds from sale of asset	75	300
Cash used in investing activities	(9,122)	(11,247)

Financing activities:
Borrowings from Term Loan	—	43,975
Borrowings from film financing arrangements	621	5,342
Proceeds from co-financing arrangements for feature films	—	2,662
Proceeds from issuance of common stock in connection with First Stock Purchase Agreement, net of issuance costs	19,400	—
Proceeds from private placements	10,909	—
Proceeds from exercise of stock options	—	16
Payment on Convertible Notes	—	(30,000)
Payment of consent solicitation fees	—	(2,089)
Payment on Term Loan	(20,000)	—
Payment of Term Loan's debt issuance / modification costs	(1,047)	(754)
Payment of film financing arrangements for feature films	(478)	—
Repurchase of common stock	—	(3,332)
Payment for shares withheld for employee taxes	(165)	(191)
Payment of at-the-market offering issuance costs, net	(69)	(175)
Distributions to noncontrolling interests	—	(1,923)
Cash provided by financing activities	9,171	13,531
Effect of currency translation on cash and cash equivalents	(25)	379
Net decrease in cash and cash equivalents	(15,387)	(4,356)
Cash and cash equivalents and restricted cash at beginning of period	27,739	38,648
Cash and cash equivalents and restricted cash at end of period	$12,352	$34,292
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
As of and for the nine months ended September 30, 2026, the Company had unrestricted cash and cash equivalents of $8.8 million. However, the Company has a history of losses, and had an accumulated deficit of $725.0 million as of

September 30, 2026. The Company has cash available on hand, and believes its existing capital resources will be sufficient to support the Company’s operations and meet its obligations as they become due within one year from the issuance date.
As disclosed within Notes 8 and 19 herein, as of September 30, 2026, the Company was not in compliance with the Credit Agreement’s borrowing base requirements. On November 3, 2026, the Company obtained a waiver for the Credit Agreement to waive any events of default that may have arisen directly from the borrowing base requirements.
Additionally, the Company may implement incremental cost savings actions (such as the recently implemented reduction in workforce plan; refer to Note 12 herein for additional details) and pursue additional sources of outside capital to supplement its funding obligations as they become due, which includes additional offerings of its Class A common stock under the at-the-market offering (refer to Note 19 herein for additional details), or other issuances of Class A common stock or other securities convertible into or exercisable or exchangeable for our Class A common stock. Specifically, on November 9, 2026, the Company entered into a stock purchase agreement with Allen Family Digital, LLC, pursuant to which Allen Family Digital, LLC purchased 14,498,356 newly-issued shares of the Company’s Class A common stock in a private placement transaction. The Company received aggregate proceeds of approximately $7.5 million on November 9, 2026. Refer to Note 19 herein for additional details. Other than this private placement transaction and the Company’s at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC, no additional sources of outside capital have been secured as of the issuance date.
Moreover, on an ongoing basis, the Company is evaluating strategic changes to its operations, including asset divestitures, restructurings (including the recently implemented reduction in workforce plan; refer to Note 12 herein for additional details), or the discontinuance of unprofitable lines of business. Any such transaction could be material to the Company’s business, financial condition, and results of operations. The nature and timing of any such changes depend on a variety of factors, including, as of the applicable time: the Company’s available cash, liquidity, and operating performance; its commitments and obligations; its capital requirements; limitations imposed under its credit arrangements; and overall market conditions.
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
The Company classifies all cash, the use of which is limited by contractual provisions, as restricted cash. Restricted cash primarily includes cash that is held as collateral for certain lease agreements which affect the amount of cash the Company has available for other uses. The Company classifies restricted cash as current or noncurrent based on the remaining contractual term of the underlying lease and the expected release date of the restriction. As of September 30, 2026 and December 31, 2025, restricted cash totaled $3.5 million and $19.3 million, respectively, of which approximately $0.5 million and $15.8 million was classified as current, and $3.0 million and $3.5 million was classified as noncurrent, respectively.
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
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) 270 and clarify when it applies. ASU 2025-11 also adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
3. Revenue Recognition
Disaggregated Revenue
The table below presents the Company’s revenue disaggregated based on the nature of its arrangements. Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advertising	$15,393	$22,150	$49,838	$66,126
Content	5,801	7,207	23,284	22,330
Commerce and other	4,836	16,960	20,768	40,276
Total	$26,030	$46,317	$93,890	$128,732
The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
United States	$24,566	$43,771	$88,425	$119,589
International	1,464	2,546	5,465	9,143
Total	$26,030	$46,317	$93,890	$128,732
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
The Company’s contract assets are presented in prepaid and other current assets on the accompanying condensed consolidated balance sheets and totaled $6.1 million and $7.5 million as of September 30, 2026 and December 31, 2025, respectively. These amounts relate to revenue recognized during the respective period that is expected to be invoiced and collected in future periods.
The Company’s contract liabilities, which are recorded in deferred revenue on the accompanying condensed consolidated balance sheets, are expected to be recognized as revenues during the succeeding 12-month period. Deferred revenue totaled $11.4 million and $7.4 million as of September 30, 2026 and December 31, 2025, respectively. The amount of revenue recognized during the nine months ended September 30, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $6.5 million.
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
4. Fair Value Measurements
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized below:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$3,542	$—	$—	$3,542
Total	$3,542	$—	$—	$3,542
Liabilities:
Other current liabilities:
Public Warrants	74	—	—	74
Private Placement Warrants	—	1	—	1
Total	$74	$1	$—	$75

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash:
Money market funds	$19,302	$—	$—	$19,302
Total	$19,302	$—	$—	$19,302
Liabilities:
Other current liabilities:
Public Warrants	247	—	—	247
Private Placement Warrants	—	2	—	2
Total	$247	$2	$—	$249
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
The Company’s warrant liability as of September 30, 2026 and December 31, 2025 includes public and private placement warrants that were originally issued by 890, but which were assumed by the Company in connection with the closing of the Business Combination (the “Public Warrants” and “Private Placement Warrants,” respectively, or together, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Public Warrants are publicly traded under the symbol “BZFDW,” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $0.01 and $0.03 as of September 30, 2026 and December 31, 2025, respectively.
The warrant liability was classified as a current liability, included within other current liabilities within the accompanying condensed consolidated balance sheets, as the expiration date of the warrants is less than one year as of both September 30, 2026 and December 31, 2025.
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2026.
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
As of September 30, 2026 and December 31, 2025, the Company had an investment in equity securities of a privately-held company without a readily determinable fair value. The total carrying value of the investment, included in prepaid and other assets on the condensed consolidated balance sheets, was $0.8 million as of both September 30, 2026 and December 31, 2025.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Leasehold improvements	$11,836	$48,651
Furniture and fixtures	1,057	3,788
Computer equipment	1,275	1,685
Video equipment	366	352
Gross carrying value	14,534	54,476
Less: accumulated depreciation	(12,074)	(49,972)
Net carrying value	$2,460	$4,504
During the nine months ended September 30, 2026, the Company wrote off approximately $40.0 million of property and equipment, along with the related accumulated depreciation, the majority of which related to leasehold improvements associated with the Company’s former corporate headquarters, as the related lease contractually expired during the period, at which time the related property and equipment no longer provided future benefit to the Company.
Depreciation totaled $0.5 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively, included in depreciation and amortization expense.

6. Capitalized Software Costs, net
Capitalized software costs, net consisted of the following:

	September 30, 2026	December 31, 2025
Website and internal-use software	$108,779	$101,084
Less: accumulated amortization	(85,019)	(76,839)
Net carrying value	$23,760	$24,245
The Company capitalized $2.0 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively, and $8.9 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively, included in capitalized software costs, net. The Company amortized $3.2 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $9.4 million and $8.0 million for the nine months ended September 30, 2026 and 2025, respectively, included in depreciation and amortization expense.
7. Intangible Assets, net
The following table presents the detail of intangible assets for the periods presented and the weighted average remaining useful lives:

	September 30, 2026				December 31, 2025
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks and Trade Names	9	14,000	5,250	8,750	14,000	4,550	9,450
Trademarks and Trade Names	Indefinite	68	—	68	68	—	68
Customer Relationships	1	887	460	427	887	238	649
Total		$14,955	$5,710	$9,245	$14,955	$4,788	$10,167
Amortization expense associated with intangible assets for the three months ended September 30, 2026 and 2025 was $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $0.9 million and $0.9 million, respectively, included in depreciation and amortization expense.
Estimated future amortization expense as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$307
2027	1,229
2028	991
2029	933
2030	933
Thereafter	4,784
Total	$9,177
Goodwill Impairment
The Company reviews goodwill for impairment annually as of October 1 and more frequently if events or changes in circumstances indicate an impairment may exist (a “triggering event”). As of September 30, 2026 and December 31, 2025, the Company had $13.1 million of goodwill recorded on its condensed consolidated balance sheets. The Company concluded there were no impairment triggering events as of, and for, the three and nine months ended September 30, 2026.

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
In the second quarter of 2026, a standby letter of credit in the amount of $15.0 million was terminated, in-line with the contractual termination of an operating lease. As of September 30, 2026, approximately $3.4 million in standby letters of credit remain outstanding. Refer to Note 13 herein for details with respect to our leases.
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
During the year ended December 31, 2024, the Company repurchased / redeemed $120.0 million of the Notes in connection with various transactions. The Company repurchased / redeemed the remaining $30.0 million during the year ended December 31, 2025 (approximately $0.3 million during the first quarter of 2025 and the remaining $29.7 million during the second quarter of 2025). A loss on early extinguishment of debt of approximately $5.5 million was recorded in other expense, net, for the nine months ended September 30, 2025.
Term Loan
On May 23, 2025 (the “Closing Date”), the Company entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a financial institution that provides for, among other things, an asset-backed term loan (i.e., the Term Loan), with a commitment amount of the greater of $40.0 million and a borrowing base calculated as a percentage of the face amount of certain eligible receivables, plus an overadvance amount of up to $25.0 million from August 25, 2025 through April 30, 2026 (as discussed below), $20.0 million through (i) the earlier of the date the Company received control over the funds collateralizing certain existing letters of credit or (ii) August 31, 2026, and thereafter $10.0 million until the second anniversary of the Closing Date, and $5.0 million thereafter. The Company borrowed $40.0 million on the Closing Date. The Term Loan matures on May 23, 2028, and bears interest at the rate of Secured Overnight Financing Rate (“SOFR”), plus 6.5% per annum, subject to a SOFR floor of 3.5% (the interest rate was approximately 10.4% at September 30, 2026).
As of September 30, 2026, the Company was not in compliance with the Credit Agreement’s borrowing base requirements. On November 3, 2026, the Company obtained a waiver for the Credit Agreement to waive any events of default that may have arisen directly from the borrowing base requirements.
The Term Loan is guaranteed by certain of the Company’s domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all assets of the Company and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, the Company must maintain minimum liquidity of $5.0 million ($3.5 million through April 30, 2026, as described below). No other financial maintenance covenants are applicable, and the Company was in compliance with the aforementioned covenant as of September 30, 2026.
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
On March 11, 2026, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amended Credit Agreement”), which provided for an extension of the $5.0 million due date to April 30, 2026, and during the period from, and including March 6, 2026 to and including the date the $5.0 million was repaid, an incremental 2.0% rate of interest applied (above the rate otherwise applicable under the Credit Agreement). Additionally, the minimum liquidity covenant of $5.0 million was reduced to $3.5 million at all times on or prior to April 30, 2026, and then it reverted back to $5.0 million at all times thereafter. The Third Amended Credit Agreement incurred a non-refundable amendment fee of approximately $0.2 million, which was paid in March 2026. Furthermore, the Third Amended Credit Agreement established four operational milestones, three of which were required to be achieved by March 31, 2026 and the remaining milestone by April 30, 2026, each subject to a penalty of approximately $0.2 million if not satisfied by the specified deadline. One operational milestone was not achieved as of March 31, 2026, and therefore the Company was required to remit $0.2 million to the Lender (paid in April 2026). The final operational milestone dated April 30, 2026 was not met, and therefore the Company was required to remit $0.2 million to the Lender (paid in May 2026).
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
$25.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of September 30, 2026.
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
Total debt discount / issuance costs related to the Term Loan totaled $3.6 million, and the unamortized amounts will be amortized to interest expense using the effective interest method over the contractual term.
Interest expense on the Term Loan is recognized at an effective interest rate of approximately 15.9% and totaled $0.9 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively, of which amortization of the debt discount and issuance costs comprised $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.
The net carrying amount of the Term Loan as of September 30, 2026 and December 31, 2025 was:

	September 30, 2026	December 31, 2025
Principal outstanding	$25,000	$45,000
Unamortized debt discount and issuance costs	(2,166)	(1,848)
Net carrying value	$22,834	$43,152
As of September 30, 2026, the Term Loan’s net carrying value of $22.8 million was classified as non-current debt within the condensed consolidated balance sheets. As of December 31, 2025, $19.2 million of the net carrying value of the Term Loan was classified as current debt and the remaining $24.0 million was classified as non-current debt on the condensed consolidated balance sheets. The estimated fair value of the Term Loan approximates the carrying value because the variable interest rate approximates current market rates.
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
As interest expense associated with film financing arrangements is generally fixed, debt discount / issuance costs are capitalized and included in film costs, net within the condensed consolidated balance sheets. These capitalized costs are amortized to cost of revenue, excluding depreciation and amortization, using the individual film forecast method, under which amortization is recognized in proportion to the ratio of current period revenue recognized to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received over the period of 10 years following release). The Company amortized no film-related interest expense for the three months ended September 30, 2026 and $0.6 million for the nine months ended September 30, 2026 (none for the three and nine months ended September 30, 2025).
A summary of these film financing arrangements outstanding as of September 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

		As of September 30, 2026			As of December 31, 2025
Film Financing Arrangement	Range of Contractual Maturity Dates(1)	Principal Outstanding / Carrying Value	Total Capitalized Debt Discount / Issuance Costs(2)	Remaining Capitalized Debt Discount / Issuance Costs	Principal Outstanding / Carrying Value	Total Capitalized Debt Discount / Issuance Costs(2)	Remaining Capitalized Debt Discount / Issuance Costs
2X Blind Partners, Inc.	March 2026 through September 2026	$3,617	$715	$479	$5,207	$715	$479
Adulting, Inc.	February 2026 through February 2029	1,673	485	466	1,394	206	187
Gloria De Film, Inc.	August 2026 through July 2027	2,400	520	442	3,599	520	520
Clover Film, Inc.	August 2026 through December 2027	3,230	1,615	1,115	4,815	1,615	1,615
Total		$10,920	$3,335	$2,502	$15,015	$3,056	$2,801
______________________________
(1)The original contractual maturity dates for 2X Blind Partners, Inc. were as follows: $2.6 million on March 16, 2026, $2.4 million on August 14, 2026, $0.2 million on September 14, 2026, and $0.2 million on September 17, 2026. For 2X Blind Partners, Inc., as of September 30, 2026, there was an additional $0.1 million of indebtedness available, but not yet incurred. In April 2026, in exchange for fees of $0.2 million, the Company and the lender for 2X Blind Partners, Inc. agreed to the following updated maturity schedules (this film financing indebtedness is repaid directly from customers and tax credit authorities): $1.4 million on May 15, 2026, $1.1 million on July 1, 2026, $2.0 million on August 14, 2026, and $0.5 million on September 14, 2026. Approximately $1.6 million of film indebtedness was repaid directly from a third party to 2X Blind Partners, Inc.’s lender in June 2026. In October 2026, the lender agreed to extend these remaining contractual maturity dates to November 9, 2026. The Company also received an extension on the contractual maturity date of the $0.2 million previously due on September 17, 2026 to December 18, 2026.
The contractual maturity dates for Adulting, Inc. are as follows: $0.1 million on February 14, 2026, $0.9 million on May 1, 2026, $0.2 million on September 17, 2026, and the remaining $0.3 million between May 15, 2028 and February 15, 2029. With respect to the February 14, 2026 and May 1, 2026 contractual maturity dates, these funds are remitted directly from a customer and tax credit authorities to the lender, and those parties are working together to resolve. In September 2026, the Company received an extension of the September 17, 2026 contractual maturity date to December 18, 2026.
The contractual maturity dates for Gloria De Film, Inc. are as follows: $0.4 million on August 5, 2026, $0.8 million on October 15, 2026, $0.2 million on November 14, 2026, $0.5 million on May 15, 2027, $1.6 million on July 29, 2027 (the earlier of July 29, 2027, or the date tax credit proceeds are received), and $0.4 million on July 31, 2027. For Gloria De Film, Inc., as of September 30, 2026, there was an additional $0.3 million of indebtedness available, but not yet incurred. Additionally, in August 2026, approximately $0.1 million of film indebtedness was repaid directly from a customer to Gloria De Film, Inc.’s lender, and in September 2026, approximately $1.1 million of film indebtedness was repaid directly from tax credit authorities to Gloria De Film, Inc.’s lender. The Company also received an extension for the $0.4 million film indebtedness originally due on August 5, 2026, to October 12, 2026.
The contractual maturity dates for Clover Film, Inc. are as follows: $0.3 million on August 15, 2026, $0.1 million between May 15, 2027 and November 15, 2027, $1.9 million on June 19, 2027 (the earlier of June 19, 2027, or the date tax credit proceeds are received), and the remaining $2.9 million on December 23, 2027. In May 2026, approximately $2.0 million of film indebtedness was repaid directly from tax credit authorities to Clover Film, Inc.’s lender. In September 2026, the Company obtained an extension on the maturity date of the August 15, 2026 maturity date to February 1, 2027.
Totals may not foot due to rounding.

(2)Interest is fixed, unless in the event of default.

As of September 30, 2026, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $7.8 million and $3.1 million, respectively. As of December 31, 2025, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively.
Future Principal Payments of Total Debt
The following table summarizes future principal payments of total debt outstanding as of September 30, 2026:

Year	Amount
Remainder of 2026	$6,398
2027	4,227
2028	25,039
2029	256
Thereafter	—
Total	$35,920
Weighted-Average Interest Rate on Short-Term Borrowings
As of September 30, 2026 and December 31, 2025, the weighted average interest rate on short-term borrowings was approximately 14.4% and 11.0%, respectively.
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized the issuance of 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of directors is authorized, without further stockholder approval, to issue such preferred stock in one or more series, to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional or other special rights, if any, of each such series and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. There were no issued and outstanding shares of preferred stock as of September 30, 2026 or December 31, 2025.
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
Accrued interest is recorded within equity, and totaled $1.3 million and $1.7 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, stock subscription receivable totaled $101.7 million, consisting of $100.0 million of principal and $1.7 million of accrued interest.
On June 17, 2026, the Company entered into a second stock purchase agreement (the “Second Stock Purchase Agreement”) with the Investor, pursuant to which the Investor purchased an additional 4,000,000 shares of the Company’s Class A common stock, consisting of 2,173,155 newly-issued shares and 1,826,845 treasury shares (as described below). The Investor paid a price of $1.44 per share, which represented the closing price of the Company’s Class A common stock on June 15, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on June 18, 2026, and the Company received aggregate proceeds of approximately $5.8 million, which were used for general corporate purposes.
Additionally, on June 17, 2026, the Company entered into a series of third stock purchase agreements (the “Third Stock Purchase Agreements”) with certain individual purchasers, who are affiliates of Byron Allen, pursuant to which the Company agreed to sell 216,999 shares of the Company’s Class A common stock in total, also at a price of $1.44 per share. The 216,999 shares of Class A common stock were issued to the certain individual purchasers on June 18, 2026 in connection with the Third Stock Purchase Agreements, and the Company received aggregate proceeds of approximately $0.3 million, which were used for general corporate purposes.
On September 11, 2026, the Company entered into a fourth stock purchase agreement (the “Fourth Stock Purchase Agreement”) with the Investor, pursuant to which the Investor purchased an additional 1,700,000 newly-issued shares of the Company’s Class A common stock. The Investor paid a price of $1.06 per share, which represented the closing price of the Company’s Class A common stock on September 10, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on September 11, 2026 for aggregate consideration of approximately $1.8 million. Of the total consideration, the Investor paid approximately $1.7 million directly to a vendor on behalf of the Company, and paid the remaining $0.1 million in cash.
On September 23, 2026, the Company entered into a fifth stock purchase agreement (the “Fifth Stock Purchase Agreement” and, together with the Second Stock Purchase Agreement, Third Stock Purchase Agreements, and Fourth Stock Purchase Agreement, the “Subsequent Stock Purchase Agreements”) with the Investor, pursuant to which the Investor purchased an additional 4,300,000 newly-issued shares of the Company’s Class A common stock. The Investor paid a price of $1.09 per share, which represented the closing price of the Company’s Class A common stock on September 22, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on September 23, 2026, and the Company received aggregate proceeds of approximately $4.7 million, which were used for general corporate purposes.
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
On June 18, 2026, in connection with the Second Stock Purchase Agreement described above, the Company reissued the 1,826,845 shares of treasury stock to the Investor. As a result, no shares remain classified as treasury stock within the Company’s condensed consolidated balance sheets as of September 30, 2026.
Related Party Transactions
The transactions with the Investor (including the First Stock Purchase Agreement, the Promissory Note, the Subsequent Stock Purchase Agreements, and the aforementioned reissuance of common stock, and any amendments thereto), represent related party transactions due to the Investor's controlling ownership stake and the executive roles held by Byron Allen.
Additionally, on June 11, 2026, the Company entered into an agreement with Allen Media, LLC (the “Service Provider”), an affiliate of the Investor. Pursuant to this agreement, the Service Provider agreed to provide non-exclusive advertising sales and support services in exchange for a commission on certain net revenues generated from selling the Company’s advertising inventory (excluding certain brands), subject to the Company retaining final approval over pricing, contracts, and content. There was no activity under this agreement for the three and nine months ended September 30, 2026.
Stock-Based Compensation
Stock Options
A summary of the stock option activity under the Company’s equity incentive plans is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance as of December 31, 2025	6,000	$2.85	7.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(183)	2.35	—	—
Expired	(296)	3.40	—	—
Balance as of September 30, 2026	5,521	$2.83	7.02	$—
Expected to vest at September 30, 2026	5,521	$2.83	7.02	$—
Exercisable at September 30, 2026	4,258	$3.02	6.84	$—
As of September 30, 2026, the total share-based compensation costs not yet recognized related to unvested stock options was $1.5 million, which is expected to be recognized over the weighted-average remaining requisite service period of 0.3 years.

Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding as of December 31, 2025	3,170	$1.84
Granted	3,858	1.11
Vested	(2,334)	1.50
Forfeited	(186)	1.97
Outstanding as of September 30, 2026	4,508	$1.38
As of September 30, 2026, there were approximately $5.7 million of unrecognized compensation costs related to RSUs.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue, excluding depreciation and amortization	$341	$380	$1,021	$966
Sales and marketing	86	229	303	535
General and administrative	917	880	2,797	2,446
Research and development	151	171	476	416
Total	$1,495	$1,660	$4,597	$4,363
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
At-The-Market Offering
On March 21, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which it may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, the Company entered into an At-The-Market Offering agreement with Craig-Hallum Capital Group LLC pursuant to which the Company was able to sell up to 3,316,503 shares of its Class A common stock. In July 2024, the Company increased the size of the offering available under the At-The-Market-Offering agreement to $150.0 million. As of September 30, 2026, the Company had sold, in the aggregate, 1,153,345 shares of its Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. The Company used the aggregate net proceeds for general corporate purposes. There were no proceeds raised related to this offering during the three and nine months ended September 30, 2026, and there were no and $nil proceeds raised related to this offering during the three and nine months ended September 30, 2025, respectively.
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
For the three and nine months ended September 30, 2026 and 2025, net loss per share amounts were the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends. There were no shares of Class C common stock outstanding for any period presented.
The table below presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(18,662)	$(7,426)	$(45,618)	$(30,514)
Less: net (loss) income attributable to noncontrolling interests	(218)	9	(245)	412
Net loss attributable to holders of Class A and Class B common stock	$(18,444)	$(7,435)	$(45,373)	$(30,926)

Denominator:
Weighted average common shares outstanding, basic and diluted	84,362	37,212	59,196	37,986

Net loss per common share, basic and diluted[1]	$(0.22)	$(0.20)	$(0.77)	$(0.81)
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
The table below presents the details of securities that were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	5,521	6,361	5,521	6,361
Restricted stock units	4,508	3,224	4,508	3,224
Warrants	2,469	2,469	2,469	2,469
11. Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax provision (benefit)	$290	$(346)	$382	$67
Effective tax rate	(1.6)%	4.5%	(0.8)%	(0.2)%

For the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
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
12. Restructuring Costs
Restructuring activities include costs associated with termination benefits, such as severance, outplacement services, and benefits continuation. Termination benefits included within restructuring activities are recognized in accordance with either ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), or ASC 712, Compensation—Nonretirement Postemployment Benefits (“ASC 712”), as applicable. Liabilities under ASC 420 are recognized when management has committed to a plan of termination, the employees to be terminated have been identified, the terms of the benefit arrangement have been established, it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, and the arrangement has been communicated to employees. Liabilities under ASC 712 are recognized when payment of the benefits is probable and the amount can be reasonably estimated.
In July 2026, the Company announced plans to reduce operating expenses by implementing an approximately 35% reduction in our then-current workforce and dedicated contractors across various geographies and functions. The reduction in workforce was intended to advance the Company’s path towards profitability and positive cash flow generation by streamlining its organizational structure, optimizing operating expenses, and preserving cash. The Company incurred approximately $7.2 million of restructuring costs for the three and nine months ended September 30, 2026, comprised mainly of severance and related benefits costs, of which $2.7 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, $1.0 million were included in general and administrative, and $3.1 million were included in research and development. As of September 30, 2026, approximately $2.8 million remain unpaid and were included in accrued compensation within the condensed consolidated balance sheet. These costs are expected to be paid primarily in the fourth quarter of 2026.
In August 2025, the Company announced plans to reduce its then-current workforce by approximately 6%. The reduction in workforce plan was intended to reduce operating expenses by further aligning its cost structure to focus on areas the Company believed were more likely to generate the best long-term results. The Company incurred approximately $1.6 million of restructuring costs for the three and nine months ended September 30, 2025, comprised mainly of severance and related benefits costs, of which $1.0 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
On June 23, 2026, the Company executed a lease termination agreement with the landlord of its corporate office in London, England (the “UK Lease Termination”). The underlying lease commenced on October 17, 2019, and was originally scheduled to expire on October 16, 2029. Pursuant to the UK Lease Termination, the Company paid a surrender fee of £0.4 million (approximately $0.6 million), and as additional consideration for the surrender, waived an existing security deposit held with the landlord in the amount of £1.3 million (approximately $1.7 million). The UK Lease Termination resulted in a decrease to the Company’s operating lease right-of-use assets totaling $1.9 million and a decrease in operating lease liabilities totaling $2.4 million ($0.8 million current and $1.6 million noncurrent). The Company recorded a loss of $1.9 million in connection with the UK Lease Termination, included in general and administrative expenses within the condensed consolidated statements of operations, for the nine months ended September 30, 2026.
Sublease rent income is recognized as an offset to rent expense on a straight-line basis over the lease term. In addition to sublease rent, other costs such as common-area maintenance, utilities, and real estate taxes are charged to subtenants over the duration of the lease for their proportionate share of these costs.
The following illustrates the lease costs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,831	$4,954	$12,283	$16,749
Sublease income	—	(3,836)	(6,300)	(12,802)
Total lease cost	$1,831	$1,118	$5,983	$3,947
All components of total lease cost are recorded within general and administrative expenses within the condensed consolidated statements of operations. The Company does not have material short-term or variable lease costs.

The following amounts were recorded in the Company’s condensed consolidated balance sheets related to operating leases:

	September 30, 2026	December 31, 2025
Assets
Right-of-use assets	$12,385	$23,002

Liabilities
Current lease liabilities	$3,748	$12,706
Noncurrent lease liabilities	10,414	14,725
Total lease liabilities	$14,162	$27,431
Other information related to leases was as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating lease liabilities	$12,548	$19,943
Non-cash transactions:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$11,747

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	4.3	3.4
Weighted average discount rate	11.9%	12.7%
Maturities of lease liabilities as of September 30, 2026 were as follows:

Year	Operating Leases
Remainder of 2026	$1,799
2027	3,888
2028	2,335
2029	2,382
2030	2,650
Thereafter	5,804
Total lease payments	18,858
Less: imputed interest	(4,696)
Total	$14,162
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
Additionally, the Company settled or resolved certain legal matters during the three and nine months ended September 30, 2026 and 2025 that did not individually or in the aggregate have a material impact on the Company’s business or its condensed consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Variable cost of revenue	$5,301	$14,189	$21,815	$33,589
Fixed cost of revenue	14,522	15,393	43,158	47,472
Total cost of revenue, excluding depreciation and amortization	$19,823	$29,582	$64,973	$81,061
All other significant segment expenses and other significant segment items that comprise consolidated net loss and are regularly provided to the CODM are consistent with what is presented on the condensed consolidated statements of operations. The aggregate total of such expenses, which are comprised of sales and marketing, general and administrative, research and development, depreciation and amortization, other expense, net, interest expense, net, change in fair value of warrant liabilities, and income tax provision (benefit), were $24.9 million and $24.2 million for the three months ended September 30, 2026 and 2025, respectively, and $74.5 million and $78.2 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Film costs, which were included in film costs, net, on the condensed consolidated balance sheets, were as follows:

	September 30, 2026	December 31, 2025
Individual Monetization:
Feature films in production	$8,428	$13,118
Completed feature films, less amortization	15,521	6,279
Total	$23,949	$19,397
The Company had no material amortization of film costs for the three months ended September 30, 2026 and 2025. Furthermore, the Company amortized $3.4 million and $3.9 million of film costs for the nine months ended September 30, 2026 and 2025, respectively. Film cost amortization is included in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations.
The Company enters into co-financing arrangements with third parties to jointly finance or distribute certain of its film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. The Company accounts for the proceeds received from the investor under these arrangements as a reduction of its capitalized film costs (which approximated $4.1 million and $4.7 million as of September 30, 2026 and December 31, 2025, respectively), and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
Governmental Assistance
Production tax incentives reduced capitalized film costs by $4.9 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively. Production tax incentives resulted in no reduction of cost of revenue, excluding depreciation and amortization, in the condensed consolidated statements of operations for the three months ended September 30, 2026 and September 30, 2025, and approximately $0.8 million and $0.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company had receivables related to production tax credits of $3.1 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively, included in prepaid and other current assets in the condensed consolidated balance sheets.
Prepaid Expenses and Other Current Assets
As of September 30, 2026 and December 31, 2025, prepaid expenses and other current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Non-trade accounts receivable	$4,246	$4,627
Unbilled revenue	6,072	7,451
Prepaid expenses	1,959	1,837
Other	2,637	2,496
Total	$14,914	$16,411
Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
	2026	2025
Cash paid for income taxes, net	$172	$543
Cash paid for interest	3,770	3,036
Non-cash investing and financing activities:
Debt assumed for acquisition of Girls Like Girls Film Inc.	—	4,790
Debt repaid against Girls Like Girls Film Inc. Indebtedness	—	3,600
Non-cash film financing repayments	4,736	—
Non-cash consideration from film financing arrangements	—	956
Non-cash consideration from co-financing arrangements for feature films	—	208
Non-cash consideration from private placement transaction	1,653	—
Accrued debt issuance / modification costs for Term Loan	85	640
Accrued deferred offering costs	—	67
Accounts payable and accrued expenses related to property and equipment	31	460
Non-cash contingent consideration for business combination	—	481
Promissory Note receivable from First Stock Purchase Agreement	(100,000)	—
Accrued interest for stock subscription receivable	(1,739)	—
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$8,828	$15,018
Restricted cash	525	15,750
Noncurrent restricted cash	2,999	3,524
Total cash and cash equivalents and restricted cash	$12,352	$34,292
17. Other Expense, net
Other expense, net consisted of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exchange (loss) gain	$(243)	$(582)	$(877)	$536
Other expense	—	(102)	(354)	(465)
Other income	99	105	936	1,100
Loss on extinguishment of debt	—	—	—	(5,532)
Total	$(144)	$(579)	$(295)	$(4,361)
18. Disposals and Licenses
License of BuzzFeed, Tasty, and HuffPost’s U.K. Operations
On March 28, 2024, BuzzFeed Media Enterprises, Inc., BuzzFeed UK Ltd., and TheHuffingtonPost.com, Inc., all of which are wholly-owned subsidiaries of the Company, entered into a license agreement and an ancillary asset purchase and employee transfer agreement and IT services agreement with Independent Digital News and Media Limited (“IDNM”). Under the license agreement, the above-referenced entities granted IDNM a license to use the intellectual property, websites, social media accounts, and content of the BuzzFeed, Tasty, and HuffPost brands in the U.K. The initial term is five years, unless earlier terminated pursuant to the terms of the license agreement. All employees who supported the BuzzFeed, Tasty, and HuffPost brands were transferred to IDNM as of April 1, 2024. Pursuant to the license agreement, IDNM pays an annual license fee of between £0.3 million and £0.5 million (or approximately between $0.3 million and $0.6 million as of September 30, 2026), plus a net revenue share of 25% if certain criteria are met, as set forth in the license agreement.

Sale of BringMe Brand
On June 13, 2024, the Company sold 100% of the assets related to the digital media brand known as BringMe for approximately $1.3 million in cash consideration, which is payable in installments through 2028 ($0.8 million has been received as of September 30, 2026).
Sale of Goodful and As/Is Brands
On December 9, 2025, the Company sold 100% of the assets related to the digital media brands known as Goodful and As/Is for approximately $0.5 million in fixed cash consideration, which is payable in installments through May 1, 2027 ($0.2 million of which was received as of September 30, 2026). Goodful or As/Is did not have a material impact on the Company’s net loss for any period presented herein.
19. Subsequent Events
As disclosed within Note 8 herein, as of September 30, 2026, the Company was not in compliance with the Credit Agreement’s borrowing base requirements. On November 3, 2026, the Company obtained a waiver for the Credit Agreement to waive any events of default that may have arisen directly from the borrowing base requirements.
On November 9, 2026, the Company entered into a stock purchase agreement with the Investor, pursuant to which the Investor purchased an additional 14,498,356 newly-issued shares of the Company’s Class A common stock. The Investor paid a price of $0.5173 per share, which represented the closing price of the Company’s Class A common stock on November 6, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on November 9, 2026, and the Company received aggregate proceeds of approximately $7.5 million, which will be used for general corporate purposes.
On November 9, 2026, the Company entered into a binding trademark license term sheet with LocalNow, LLC, an affiliate of the Investor. The binding trademark license term sheet provides LocalNow, LLC with a license to use certain licensed marks in the United States (as defined within the agreement) in connection with rebranding LocalNow to BuzzFeed TV and the advertising, marketing, promotion, and distribution of the same. The initial term is for a period of 12 months from November 9, 2026, and the term sheet will automatically renew upon written agreement of both parties. The binding term sheet provides an annual license fee of 20% of incremental revenue (revenue in excess of $25.0 million on an annualized basis, with revenue being defined as all gross revenue recognized by LocalNow, LLC, its affiliates, and sublicensees).
On November 9, 2026, the Company entered into a binding reciprocal media commitment term sheet with Allen Media, LLC, an affiliate of the Investor. The binding reciprocal media commitment term sheet provides that Allen Media, LLC will spend up to $12.0 million per year, which is an amount equal to 120% of the Company’s actual qualifying media spend (as defined in the agreement), and that the Company will spend up to $10.0 million per year, which is an amount equal to 83.3% of Allen Media, LLC’s qualifying media spend. The initial term is for a period of 12 months from November 9, 2026, and the term sheet will automatically renew upon written agreement of both parties.
Mr. Byron Allen Folks, the Chairman of the Company's board of directors, and Founder, Chairman, and CEO of Allen Family Digital, LLC (i.e., the Investor) as the Company’s controlling shareholder are both related-parties and both the binding trademark license term sheet and binding reciprocal media commitment term sheet qualify as related party transactions. Mr. Folks disclosed his interest and abstained from consenting to, voting on or otherwise approving the agreements. The audit committee approved the related party transactions pursuant to the Company’s related party transaction policy. All disinterested directors in attendance at the meeting approved the agreements after determining in good faith that the terms are fair and reasonable to, and in the best interests of, the Company and its stockholders. The approval of these transactions took place on November 8, 2026.

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
Accrued interest associated with the Promissory Note is recorded within equity and totaled $1.3 million and $1.7 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, stock subscription receivable totaled $101.7 million, consisting of $100.0 million of principal and $1.7 million of accrued interest.
On June 17, 2026, we entered into a second stock purchase agreement (the “Second Stock Purchase Agreement”) with the Investor, pursuant to which the Investor purchased an additional 4,000,000 shares of our Class A common stock, consisting of 2,173,155 newly-issued shares and 1,826,845 treasury shares (as described below). The Investor paid a price of $1.44 per share, which represented the closing price of our Class A common stock on June 15, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on June 18, 2026, and we received aggregate proceeds of approximately $5.8 million, which were used for general corporate purposes.
Additionally, on June 17, 2026, we entered into a series of third stock purchase agreements (the “Third Stock Purchase Agreements”) with certain individual purchasers, who are affiliates of Byron Allen, pursuant to which we agreed to sell 216,999 shares of our Class A common stock in total, also at a price of $1.44 per share. The 216,999 shares of Class A common stock were issued to the individual purchasers on June 18, 2026 in connection with the Third Stock Purchase Agreements, and we received aggregate proceeds of approximately $0.3 million, which were used for general corporate purposes.
On September 11, 2026, we entered into a fourth stock purchase agreement (the “Fourth Stock Purchase Agreement”) with the Investor, pursuant to which the Investor purchased an additional 1,700,000 newly-issued shares of our Class A common stock. The Investor paid a price of $1.06 per share, which represented the closing price of our Class A common stock on September 10, 2026 as reported by the Nasdaq Stock Market LLC. The shares were issued to the Investor on September 11, 2026, for aggregate consideration of approximately $1.8 million. Of the total consideration, the Investor paid approximately $1.7 million directly to a vendor on our behalf, and paid the remaining $0.1 million in cash.
On September 23, 2026, we entered into a fifth stock purchase agreement (the “Fifth Stock Purchase Agreement” and, together with the Second Stock Purchase Agreement, Third Stock Purchase Agreements, and Fourth Stock Purchase Agreement, the “Subsequent Stock Purchase Agreements”) with the Investor, pursuant to which the Investor purchased an additional 4,300,000 newly-issued shares of our Class A common stock. The Investor paid a price of $1.09 per share, which represented the closing price of our Class A common stock on September 22, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on September 23, 2026, and we received aggregate proceeds of approximately $4.7 million, which were used for general corporate purposes.
The Audit Committee of our board of directors (the “Audit Committee”) — which is responsible for the review, approval, and ratification of related party transactions in accordance with the Company’s Related Party Transaction Policy, applicable provisions of the Securities Exchange Act of 1934, as amended, and Nasdaq listing rules — ratified and approved the Subsequent Stock Purchase Agreements and the transactions contemplated thereby. At the time of the aforementioned transactions, the Audit Committee was comprised entirely of “independent directors,” as determined by our board of directors, and as defined under the applicable rules, regulations, and listing requirements of Nasdaq and the applicable rules and regulations promulgated by the SEC. All material information regarding the then-proposed Subsequent Stock Purchase Agreements was presented to the Audit Committee, including (i) the nature of the relationship giving rise to related party status, (ii) the material terms of the Subsequent Stock Purchase Agreements, (iii) the business purpose of the Subsequent Stock Purchase Agreements, and (iv) such other information as the Audit Committee deemed relevant for purposes of its review. The Audit Committee reviewed the Subsequent Stock Purchase Agreements in accordance with the Related Party Transaction Policy and determined that the Subsequent Stock Purchase Agreements and the transactions contemplated thereby complied with the Company’s Related Party Transaction Policy, applicable securities laws and Nasdaq Listing Rules, and were fair, reasonable, and in the best interests of the Company.
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
On June 18, 2026, in connection with the Second Stock Purchase Agreement described above, we reissued the 1,826,845 shares of treasury stock to the Investor. As a result, no shares remain classified as treasury stock within our condensed consolidated balance sheets as of September 30, 2026.
Entry into Binding Term Sheets
On November 9, 2026, we entered into a binding trademark license term sheet with LocalNow, LLC, an affiliate of the Investor. The binding trademark license term sheet provides LocalNow, LLC with a license to use certain licensed marks in the United States (as defined within the agreement) in connection with rebranding LocalNow to BuzzFeed TV and the advertising, marketing, promotion, and distribution of the same. The initial term is for a period of 12 months from November 9, 2026, and the term sheet will automatically renew upon written agreement of both parties. The binding term sheet provides an annual license fee of 20% of incremental revenue (revenue in excess of $25.0 million on an annualized basis, with revenue being defined as all gross revenue recognized by LocalNow, LLC, its affiliates, and sublicensees).
On November 9, 2026, we entered into a binding reciprocal media commitment term sheet with Allen Media, LLC, an affiliate of the Investor. The binding reciprocal media commitment term sheet provides that Allen Media, LLC will spend up to $12.0 million per year, which is an amount equal to 120% of our actual qualifying media spend (as defined in the agreement), and that we will spend up to $10.0 million per year, which is an amount equal to 83.3% of Allen Media, LLC’s qualifying media spend. The initial term is for a period of 12 months from November 9, 2026, and the term sheet will automatically renew upon written agreement of both parties.
Mr. Byron Allen Folks, the Chairman of our board of directors, and Founder, Chairman, and CEO of Allen Family Digital, LLC (i.e., the Investor) as our controlling shareholder are both related-parties and both the binding trademark license term sheet and binding reciprocal media commitment term sheet qualify as related party transactions. Mr. Folks disclosed his interest and abstained from consenting to, voting on or otherwise approving the agreements. The audit committee approved the related party transactions pursuant to our related party transaction policy. All disinterested directors in attendance at the meeting approved the agreements after determining in good faith that the terms are fair and reasonable to, and in the best interests of, the Company and its stockholders. The approval of these transactions took place on November 8, 2026.
Restructuring
In July 2026, we announced plans to reduce operating expenses by implementing an approximately 35% reduction in our then-current workforce and dedicated contractors across various geographies and functions. The reduction in workforce was intended to advance our path towards profitability and positive cash flow generation by streamlining our organizational structure, optimizing operating expenses, and preserving cash. We incurred approximately $7.2 million of restructuring costs for the three and nine months ended September 30, 2026, comprised mainly of severance and related benefits costs, of which $2.7 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, $1.0 million were included in general and administrative, and $3.1 million were included in research and development.
In August 2025, we announced plans to reduce our then-current workforce by approximately 6%. The reduction in workforce plan was intended to reduce operating expenses by further aligning our cost structure to focus on areas we believed were more likely to generate the best long-term results. We incurred approximately $1.6 million of restructuring costs for the three and nine months ended September 30, 2025, comprised mainly of severance and related benefits costs, of which $1.0 million were included in cost of revenue, excluding depreciation and amortization, $0.4 million were included in sales and marketing, and $0.2 million were included in general and administrative.
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
Executive Overview
The following table sets forth our operational highlights for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP
Total revenue	$26,030	$46,317	$93,890	$128,732
Loss from operations	(17,460)	(5,986)	(41,248)	(23,194)
Net loss	(18,662)	(7,426)	(45,618)	(30,514)
Non-GAAP
Adjusted EBITDA(1)	$(4,764)	$753	$(14,310)	$(3,157)
Non-Financial
Time Spent(2)	50,722	68,483	173,640	206,205
_________________________________
(1)See “Reconciliation from Net loss to Adjusted EBITDA” for a reconciliation of Adjusted EBITDA (as defined below) to the most directly comparable financial measure in accordance with accounting principles generally accepted in the U.S. (“ U.S. GAAP”).
(2)We define Time Spent as the estimated total number of hours spent by users on our owned and operated U.S. properties, our content on Apple News, and our content on YouTube in the U.S., in each case, as reported by Comscore. Time Spent does not reflect time spent with our content across all platforms, including some on which we generated a portion of our advertising revenue, and excludes time spent with our content on platforms for which we have minimal advertising capabilities that contribute to our advertising revenue, including Instagram, TikTok, Facebook, Snapchat, and X (formerly Twitter). There are inherent challenges in measuring the total actual number of hours spent with our content across all platforms; however, we consider the data reported by Comscore to represent industry-standard estimates of the time actually spent on our largest distribution platforms with our most significant monetization opportunities. We use Time Spent to evaluate the level of engagement of our audience. Trends in Time Spent affect our revenue and financial results by influencing the number of ads we are able to show. However, increases or decreases in Time Spent may not directly correspond to increases or decreases in our revenue. For example, the number of programmatic impressions served by third-party platforms can vary based on the advertising revenue optimization strategies of these platforms and, as a result, an increase or decrease in Time Spent does not necessarily correlate with a corresponding increase or decrease in the number of programmatic impressions served, but Time Spent can be a key indicator for our programmatic advertising revenue when the third-party platforms optimize revenue over programmatic impressions. Our definition of Time Spent is not based on any standardized industry methodology and is not necessarily defined in the same manner, or comparable to, similarly titled measures presented by other companies. For the three and nine months ended September 30, 2026, Time Spent decreased by 26% and 16%, respectively.
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
The following table sets forth certain operating metrics for our branded content revenue for the three months ended September 30, 2026 and 2025 (on a trailing 12-month basis):

	September 30,
	2026	2025
Net branded content advertiser revenue retention(1)	27%	39%
Branded content advertisers(2)	>10	>20
Net average branded content advertiser revenue(3)	$0.4	$0.5
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
Results of Operations:
Comparison of results for the three and nine months ended September 30, 2026 and 2025
The following tables set forth our condensed consolidated statements of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$26,030	$46,317	$93,890	$128,732
Costs and expenses
Cost of revenue, excluding depreciation and amortization	19,823	29,582	64,973	81,061
Sales and marketing	2,910	3,944	9,129	12,444
General and administrative	12,252	12,732	39,194	37,778
Research and development	4,493	2,527	9,451	8,416
Depreciation and amortization	4,012	3,518	12,391	12,227
Total costs and expenses	43,490	52,303	135,138	151,926
Loss from operations	(17,460)	(5,986)	(41,248)	(23,194)
Other expense, net	(144)	(579)	(295)	(4,361)
Interest expense, net	(936)	(1,412)	(3,868)	(4,079)
Change in fair value of warrant liabilities	168	205	175	1,187
Loss before income taxes	(18,372)	(7,772)	(45,236)	(30,447)
Income tax provision (benefit)	290	(346)	382	67
Net loss	(18,662)	(7,426)	(45,618)	(30,514)
Less: net (loss) income attributable to noncontrolling interests	(218)	9	(245)	412
Net loss attributable to BuzzFeed, Inc.	$(18,444)	$(7,435)	$(45,373)	$(30,926)
Costs and expenses included in stock-based compensation expense are included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue, excluding depreciation and amortization	$341	$380	$1,021	$966
Sales and marketing	86	229	303	535
General and administrative	917	880	2,797	2,446
Research and development	151	171	476	416
Total	$1,495	$1,660	$4,597	$4,363

The following table sets forth our condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, excluding depreciation and amortization	76%	64%	69%	63%
Sales and marketing	11%	9%	10%	10%
General and administrative	47%	27%	42%	29%
Research and development	17%	5%	10%	7%
Depreciation and amortization	15%	8%	13%	9%
Total costs and expenses	166%	113%	144%	118%
Loss from operations	(66)%	(13)%	(44)%	(18)%
Other expense, net	(1)%	(1)%	—%	(3)%
Interest expense, net	(4)%	(3)%	(4)%	(3)%
Change in fair value of warrant liabilities	1%	—%	—%	1%
Loss before income taxes	(70)%	(17)%	(48)%	(23)%
Income tax provision (benefit)	1%	(1)%	—%	—%
Net loss	(71)%	(16)%	(48)%	(23)%
Less: net (loss) income attributable to noncontrolling interests	(1)%	—%	—%	—%
Net loss attributable to BuzzFeed, Inc.	(70)%	(16)%	(48)%	(23)%
_________________________________
(1)Percentages have been rounded for presentation purposes and may differ from non-rounded results.
Revenue
Total revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Advertising	$15,393	$22,150	(31)%	$49,838	$66,126	(25)%
Content	5,801	7,207	(20)%	23,284	22,330	4%
Commerce and other	4,836	16,960	(71)%	20,768	40,276	(48)%
Total revenue	$26,030	$46,317	(44)%	$93,890	$128,732	(27)%
Advertising revenue decreased by $6.8 million, or 31%, for the three months ended September 30, 2026, driven by a $4.9 million decline in programmatic advertising revenue and a $1.9 million decline in direct sold advertising products. For the three months ended September 30, 2026 and 2025, programmatic advertising revenue was $12.1 million and $17.0 million, respectively, and direct sold advertising revenue was $3.3 million and $5.2 million, respectively. The decline in programmatic advertising reflects traffic headwinds, which offset improved pricing and monetization efficiency, and the decline in direct sold advertising reflects reduced advertiser demand and broader macroeconomic headwinds. We expect advertising revenue to decline in the short-term for these reasons.
Advertising revenue decreased by $16.3 million, or 25%, for the nine months ended September 30, 2026, driven by an $11.6 million decline in programmatic advertising revenue and a $4.7 million decline in direct sold advertising products.

For the nine months ended September 30, 2026 and 2025, programmatic advertising was $39.6 million and $51.2 million, respectively, and direct sold advertising was $10.2 million and $14.9 million, respectively.
Content revenue decreased by $1.4 million, or 20%, for the three months ended September 30, 2026, driven by a $2.8 million decline in direct sold content revenue, partially offset by a $1.4 million increase in studio revenue. For the three months ended September 30, 2026 and 2025, direct sold content revenue was $3.1 million and $5.9 million, respectively, and studio revenue was $2.7 million and $1.3 million, respectively. The decline in direct sold content revenue was primarily driven by a decrease in the number of branded content customers and reduced advertiser demand. The increase in studio revenue was largely driven by a number of bespoke custom marketing projects which were delivered in the current three-month period, with no comparable revenue in the prior three-month period.
Content revenue increased by $1.0 million, or 4%, for the nine months ended September 30, 2026, primarily driven by a $3.5 million increase in studio revenue, partially offset by a $2.5 million decrease in direct sold content revenue. For the nine months ended September 30, 2026 and 2025, studio revenue was $12.3 million and $8.8 million, respectively, and direct sold content revenue was $11.0 million and $13.5 million, respectively. The increase in studio revenue was largely driven by the timing of revenue recognition with respect to delivery and release of feature films.
Commerce and other decreased by $12.1 million, or 71%, for the three months ended September 30, 2026, driven by an $12.0 million decline in affiliate commerce revenue and a $0.1 million decline in other revenue. For the three months ended September 30, 2026 and 2025, affiliate commerce revenue was $4.7 million and $16.7 million, respectively, and other revenue, such as product licensing, was $0.1 million and $0.2 million, respectively. The decline in affiliate commerce revenue reflects the timing of Amazon Prime Day (there was an Amazon Prime Day during the third quarter of 2025, with no comparable event in the third quarter of 2026), coupled with an intentional reduction in marketing spend as we manage liquidity, and traffic headwinds. We expect affiliate commerce revenue to decline in the short-term for these reasons.
Commerce and other decreased by $19.5 million, or 48%, for the nine months ended September 30, 2026, driven by a $19.1 million decline in affiliate commerce revenue and a $0.4 million decline in other revenue. For the nine months ended September 30, 2026 and 2025, affiliate commerce revenue was $20.3 million and $39.4 million, respectively, and other revenue was $0.4 million and $0.8 million, respectively.
Cost of revenue, excluding depreciation and amortization:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Cost of revenue, excluding depreciation and amortization	$19,823	$29,582	(33)%	$64,973	$81,061	(20)%
As a percentage of revenue	76%	64%		69%	63%
Cost of revenue, excluding depreciation and amortization, decreased by $9.8 million, or 33%, for the three months ended September 30, 2026, driven by an $8.9 million decrease in variable cost of revenue reflecting the decline in revenue performance and a $2.7 million decrease in compensation expense reflecting our previous cost savings actions, partially offset by a $1.7 million increase in restructuring expenses.
Cost of revenue, excluding depreciation and amortization, decreased by $16.1 million, or 20%, for the nine months ended September 30, 2026, driven by an $11.8 million decrease in variable cost of revenue reflecting the decline in revenue performance and a $6.0 million decrease in compensation expense reflecting our previous cost savings actions, partially offset by a $1.4 million increase in consulting expense.
Sales and marketing:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Sales and marketing	$2,910	$3,944	(26)%	$9,129	$12,444	(27)%
As a percentage of revenue	11%	9%		10%	10%

Sales and marketing expenses decreased by $1.0 million, or 26%, for the three months ended September 30, 2026, driven by a $0.9 million decrease in compensation and related expenses reflecting our previous cost savings actions.
Sales and marketing expenses decreased by $3.3 million, or 27%, for the nine months ended September 30, 2026, driven by a $2.9 million decrease in compensation and related expenses reflecting our previous cost savings actions.
General and administrative:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
General and administrative	$12,252	$12,732	(4)%	$39,194	$37,778	4%
As a percentage of revenue	47%	27%		42%	29%
General and administrative expenses decreased by $0.5 million, or 4%, for the three months ended September 30, 2026, driven by a $3.3 million decrease in rent expense driven by a reduced real estate portfolio relative to the year-ago period, a $1.5 million decrease in compensation expense reflecting our previous cost savings actions and attrition, and a $0.5 million decrease in facilities’ expense, partially offset by a $3.8 million decrease in sublease income as all of our subleases have expired and a $0.8 million increase in restructuring expenses.
General and administrative expenses increased by $1.4 million, or 4%, for the nine months ended September 30, 2026, driven by a $6.5 million decrease in sublease income, a $2.4 million increase in software expense (reflecting the reversal of an accrual that we were no longer liable for during the nine months ended September 30, 2025), and a $0.8 million increase in restructuring expenses. These were partially offset by a $4.7 million decrease in rent expense, a $3.0 million decrease in compensation expense reflecting our previous cost savings actions and attrition, and a $0.6 million decrease in professional fees.
Research and development:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Research and development	$4,493	$2,527	78%	$9,451	$8,416	12%
As a percentage of revenue	17%	5%		10%	7%
Research and development expenses increased by $2.0 million, or 78%, for the three months ended September 30, 2026, driven by a $3.1 million increase in restructuring expenses, partially offset by a $1.1 million decrease in compensation expense reflecting our previous cost savings actions.
Research and development expenses increased by $1.0 million, or 12%, for the nine months ended September 30, 2026, driven by a $3.1 million increase in restructuring expenses, partially offset by a $2.2 million decrease in compensation expense reflecting our previous cost savings actions.
Depreciation and amortization:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Depreciation and amortization	$4,012	$3,518	14%	$12,391	$12,227	1%
As a percentage of revenue	15%	8%		13%	9%
For the three months ended September 30, 2026, depreciation and amortization expenses increased by $0.5 million, or 14%.
For the nine months ended September 30, 2026, depreciation and amortization expenses increased by $0.2 million, or 1%.

Other expense, net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Other expense, net	$(144)	$(579)	NM	$(295)	$(4,361)	NM
As a percentage of revenue	(1)%	(1)%		—%	(3)%
We recorded other expense, net of $0.1 million for the three months ended September 30, 2026, compared to other expense, net of $0.6 million for the three months ended September 30, 2025. The change of $0.4 million was primarily driven by a $0.3 million decrease in unrealized exchange losses.
We recorded other expense, net of $0.3 million for the nine months ended September 30, 2026, compared to other expense, net of $4.4 million for the nine months ended September 30, 2025. The change of $4.1 million was primarily driven by the comparison against a $5.5 million loss on extinguishment of debt recorded during the nine months ended September 30, 2025, partially offset by a $1.4 million change in unrealized exchange gains / losses.
NM: percentage is not meaningful
Interest expense, net:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Interest expense, net	$(936)	$(1,412)	(34)%	$(3,868)	$(4,079)	(5)%
As a percentage of revenue	(4)%	(3)%		(4)%	(3)%
Interest expense, net decreased by $0.5 million, or 34%, for the three months ended September 30, 2026, driven by less corporate debt outstanding relative to the year-ago period.
Interest expense, net decreased by $0.2 million, or 5%, for the nine months ended September 30, 2026.
Change in fair value of warrant liabilities:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Change in fair value of warrant liabilities	$168	$205	(18)%	$175	$1,187	NM
As a percentage of revenue	1%	—%		—%	1%
For the three months ended September 30, 2026, we recorded a gain related to the change in fair value of warrant liabilities of $0.2 million, compared to a gain of $0.2 million for the three months ended September 30, 2025.
For the nine months September 30, 2026, we recorded a gain related to the change in fair value of warrant liabilities of $0.2 million, compared to a gain of $1.2 million for the nine months ended September 30, 2025.
NM: percentage is not meaningful
Income tax provision (benefit):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Income tax provision (benefit)	$290	$(346)	NM	$382	$67	NM
As a percentage of revenue	1%	(1)%		—%	—%

For the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rate differed from the U.S. federal statutory income tax rate of 21% primarily due to limited tax benefits provided for against its current year pre-tax operating loss, as the Company maintains a full valuation allowance against its U.S. deferred tax assets that are not realizable on a more-likely-than-not basis.
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
Reconciliation from Net loss to Adjusted EBITDA
The following table reconciles consolidated Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(18,662)	$(7,426)	$(45,618)	$(30,514)
Income tax provision (benefit)	290	(346)	382	67
Interest expense, net	936	1,412	3,868	4,079
Other expense, net	144	579	295	4,361
Depreciation and amortization	4,012	3,518	12,391	12,227
Stock-based compensation	1,495	1,660	4,597	4,363
Change in fair value of warrant liabilities	(168)	(205)	(175)	(1,187)
Restructuring(1)	7,189	1,561	7,518	3,447
Amortization of capitalized interest for content(2)	—	—	579	—
Loss on early termination of lease(3)	—	—	1,853	—
Adjusted EBITDA	$(4,764)	$753	$(14,310)	$(3,157)
_________________________________
(1)Refer to elsewhere above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for a discussion of the distinct restructuring activities during the three and nine months ended September 30, 2026 and 2025. We exclude restructuring expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparison to our past operating performance.

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
As of and for the nine months ended September 30, 2026, we had unrestricted cash and cash equivalents of $8.8 million. However, we have a history of losses, and had an accumulated deficit of $725.0 million as of September 30, 2026. We have cash available on hand, and believe our existing capital resources will be sufficient to support our operations and meet its obligations as they become due within one year from the issuance date.
As disclosed within Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, as of September 30, 2026, we were not in compliance with the Credit Agreement’s borrowing base requirements. On November 3, 2026, we obtained a waiver for the Credit Agreement to waive any events of default that may have arisen directly from the borrowing base requirements.
Additionally, we may implement incremental cost savings actions (such as the recently implemented reduction in workforce plan; refer to Note 12 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details) and pursue additional sources of outside capital to supplement our funding obligations as they become due, which includes additional offerings of our Class A common stock under the at-the-market offering (refer to Note 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details), or other issuances of Class A common stock or other securities convertible into or exercisable or exchangeable for our Class A common stock. Specifically, on November 9, 2026, we entered into a stock purchase agreement with Allen Family Digital, LLC, pursuant to which Allen Family Digital, LLC purchased 14,498,356 newly-issued shares of our Class A common stock in a private placement transaction. We received aggregate proceeds of $7.5 million on the issuance date. Refer to Note 19 included elsewhere within this Quarterly Report on Form 10-Q for additional details. Other than this private placement transaction and our at-the-market-offering, which is subject to the conditions contained in the At-The-Market Offering Agreement dated June 20, 2023 with Craig-Hallum Capital Group LLC, no additional sources of outside capital have been secured as of the issuance date.
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
In the second quarter of 2026, a standby letter of credit in the amount of $15.0 million was terminated, in-line with the contractual termination of an operating lease. As of September 30, 2026, approximately $3.4 million in standby letters of credit remain outstanding. Refer to Note 13 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details with respect to our leases.
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
We repurchased / redeemed approximately $120.0 million of the Notes in 2024, and the remaining $30.0 million of the Notes were repurchased / redeemed in 2025. The Indenture has been satisfied and discharged in full, except for those provisions that expressly survive as provided in Section 3.01 of the Indenture, including without limitation, Section 7.06 of the Indenture.
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
As of September 30, 2026, we were not in compliance with the Credit Agreement’s borrowing base requirements. On November 3, 2026, we obtained a waiver for the Credit Agreement to waive any events of default that may have arisen directly from the borrowing base requirements.
The Term Loan is guaranteed by certain of our domestic and Canadian subsidiaries. The Term Loan’s lender has a first lien on substantially all of our assets and the Guarantors (as defined in the Credit Agreement). Pursuant to the Credit Agreement, we must maintain minimum liquidity of $5.0 million ($3.5 million through April 30, 2026, as discussed below). No other financial maintenance covenants are applicable, and we were in compliance with the aforementioned covenant as of September 30, 2026.
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
$25.0 million aggregate principal amount of indebtedness associated with the Term Loan remains outstanding as of September 30, 2026.
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
As of September 30, 2026, the carrying value (which approximates the principal amount) of short-term debt and long-term debt associated with film financing arrangements totaled $7.8 million and $3.1 million, respectively. As of December 31, 2025, the carrying value / principal amount of short-term debt and long-term debt associated with film financing arrangements totaled $11.1 million and $3.9 million, respectively. Refer to Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional details.
Cash flows (used in) provided by operating, investing, and financing activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(15,411)	$(7,019)
Cash used in investing activities	(9,122)	(11,247)
Cash provided by financing activities	9,171	13,531
At-The-Market-Offering
On March 21, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $150.0 million. The Shelf Registration Statement was declared effective as of April 5, 2023. On June 20, 2023, we entered into an At-The-Market Offering Agreement with Craig-Hallum Capital Group LLC pursuant to which we were able to sell up to 3,316,503 shares of our Class A common stock. In July 2024, we increased the size of the offering available under the At-The-Market-Offering Agreement to $150.0 million. As of September 30, 2026, we sold, in the aggregate, 1,153,345 shares of our Class A common stock, at an average price of $2.52 per share, for aggregate net proceeds of $2.8 million after deducting commissions and offering expenses. We used the aggregate net proceeds for general corporate purposes. There were no proceeds raised related to this offering during the three and nine months ended September 30, 2026, and there were no and $nil proceeds raised related to this offering during the three and nine months ended September 30, 2025, respectively.
Operating Activities
For the nine months ended September 30, 2026, cash used in operating activities was $15.4 million compared to cash used in operating activities of $7.0 million for the nine months ended September 30, 2025. The change was primarily driven by a $22.4 million change in net loss, adjusted for non-cash items, an $8.1 million decrease in the change in accounts payable, $2.5 million decrease in the change in prepaid expenses and other current assets and prepaid expenses and other assets, and a $1.2 million decrease in the change in deferred revenue. These were partially offset by a $6.6 million increase in the change in accrued expenses, other current liabilities, and other liabilities, a $6.0 million increase in the change in lease liabilities, a $5.9 million increase in the change in film costs, a $5.3 million increase in the change in accounts receivable, and a $2.0 million increase in the change in accrued compensation.

Investing Activities
For the nine months ended September 30, 2026, cash used in investing activities was $9.1 million, which consisted of $8.9 million of capital expenditures on internal-use software and $0.3 million of other capital expenditures, partially offset by $0.1 million of proceeds received from the sale of an asset.
For the nine months ended September 30, 2025, cash used in investing activities was $11.2 million, which consisted of $9.6 million of capital expenditures on internal-use software and $1.7 million of other capital expenditures, partially offset by $0.3 million in proceeds received from the previous sale of an asset.
Financing Activities
For the nine months ended September 30, 2026, cash provided by financing activities was $9.2 million, which consisted of $19.4 million in net proceeds from the First Stock Purchase Agreement ($20.0 million in cash, net of $0.6 million of legal expenses), $10.9 million in proceeds from various private placement transactions, and $0.6 million in borrowings from film financing arrangements. These were partially offset by $20.0 million of debt repayments under the Term Loan, $1.0 million in payments associated with modifications to the Credit Agreement / Term Loan and milestone fees, $0.5 million in payments of film financing arrangements for feature films, and $0.2 million in payments for withholding taxes on the vesting of certain RSUs.
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
Interest Rate Fluctuation Risk
We are exposed to market risks, which primarily include changes in interest rates. We receive interest payments on our cash and cash equivalents, including on our money market accounts. Changes in interest rates may impact the interest income we recognize in the future. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2026 or 2025.
Equity Investment Risk
We hold an investment in equity securities of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to: the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investment are complex due to the lack of readily available market data and observable transactions. The carrying value of our investment was $0.8 million as of both September 30, 2026 and December 31, 2025. Refer to Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the period covered in this report, our disclosure controls and procedures were not effective.
Notwithstanding the assessment that our disclosure controls and procedures are not effective and that a material weakness existed as of September 30, 2026, we believe that we have performed sufficient supplementary procedures to ensure that the condensed consolidated financial statements contained in this filing fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented, in accordance with U.S. Generally Accepted Accounting Principles.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The aggregate consideration was comprised of (i) $20.0 million in cash paid to the Company at the Closing, and (ii) a five-year secured promissory note in the principal amount of $100.0 million (the Promissory Note) issued at Closing, which matures in 2031 and accrues interest at an annual rate of 5%. The Promissory Note bears interest at a rate of 5% per annum, with interest payable semi-annually on the last business day of each June and December. The Promissory Note matures on the fifth anniversary of the Closing and is prepayable at any time at the Investor’s option without any prepayment penalty. The Promissory Note is secured by a first priority security interest in 33,333,333 of the shares of Class A Common Stock issued to the Investor.

To the Company’s knowledge, the Investor is a newly-formed entity that holds no assets other than the 50,000,000 shares of our Class A common stock which it purchased in connection with the Transaction and various private placement transactions. Accordingly, there is no assurance that the Investor will have sufficient cash resources to repay the

Promissory Note in five years at its maturity or to pay interest on the Promissory Note prior to maturity. If there is an event of default under the Promissory Note, the Company would be able to foreclose on the collateral securing the Promissory Note, which consists of 33,333,333 of the shares of Class A Common Stock being purchased by the Investor, but there is no assurance as to the value of such collateral at the time of any foreclosure.

The consummation of the Transaction caused substantial dilution to our stockholders.

In accordance with the Transaction, we issued 40,000,000 shares to the Investor at the Closing, which resulted in substantial dilution to our shareholders. We may also issue additional shares of Class A common stock in the future in connection with equity awards or for capital raising or other purposes, which would result in additional dilution to our shareholders (such as the private placement transactions as disclosed within Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, which resulted in an incremental 10,216,999 shares issued during the nine months ended September 30, 2026). This dilution could have an adverse impact on the trading price of our Class A common stock and could result in increased volatility in our stock price.

The trading price of our Class A common stock may continue to be volatile.

The trading price of our Class A common stock has been volatile in the recent period and we cannot assure you that this volatility will not continue in the future. In particular, following the announcement and consummation of the Transaction, the trading price of our Class A common stock experienced significant volatility, including a substantial increase in our stock price. While the Company believes that the Transaction was in the best interest of the Company and its stockholders, there is no assurance that our stock price will not decline in the near or long term. More recently, in November 2026, the trading price of our Class A common stock experienced a significant decline.

The trading of our Class A common stock may continue to be volatile in the future.

The public resale by the Investor of Class A common stock received in the Transaction, or the perception in the market that such resales could occur, could have a negative effect on the trading price of the Class A common stock following consummation of the Transaction.

We issued 40,000,000 shares of Class A common stock to the Investor upon the consummation of the Transaction. Additionally, we issued an incremental 10,216,999 shares pursuant to private placement transactions during the nine months ended September 30, 2026. None of these shares are currently registered under the Securities Act of 1933, as amended, and they will only be able to be sold pursuant to a separate registration statement or an applicable exemption from registration. However, we are required to file a resale registration statement on an appropriate form to register the resale of these shares in the public market upon the request of the Investor. Once registered, the shares held by the Investor will be freely tradable and will not be subject to any restrictions or require further registration.

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

We may not realize the expected financial and operational benefits of our recently implemented restructuring plan, and its implementation may negatively impact our business.

In July 2026, our board of directors approved a reduction in workforce plan to reduce operating expenses by implementing an approximately 35% reduction in the current workforce and dedicated contractors across various geographies and functions. The reduction in workforce plan was intended to advance our path towards profitability and positive cash flow generation by streamlining our organizational structure, optimizing operating expenses, and preserving cash. There can be no assurance that our business will be more efficient or effective than prior to implementation of the plan. In addition, we cannot guarantee that this restructuring will achieve the desired and anticipated benefits within our desired and expected timeframe, and our expectations are subject to many estimates and assumptions. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. The implementation of this restructuring plan may also be costly and disruptive to our business or have other negative consequences, such as litigation, attrition beyond our planned reduction in workforce, negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business.

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

Declines in audience engagement and the corresponding impact on revenue could continue to adversely affect our business and financial performance.

Our business depends on our ability to attract and retain audiences and drive engagement with our brands and content. We have experienced declines in audience traffic, which has coincided with declines in revenue, and there can be no assurance that these trends will stabilize or reverse. For example, for the nine months ended September 30, 2026, Time Spent on our properties declined 16%, and our advertising and commerce and other revenues declined 25% and 48%, respectively.

If declines in audience traffic, reach, or engagement continue or accelerate, we may experience further reductions in advertising inventory and monetization opportunities, lower affiliate commerce activity, and reduced demand for our content and other offerings. These pressures may be exacerbated by broader changes in audience behavior, content consumption patterns, and the digital media environment. Although we may pursue initiatives to improve audience engagement, monetization, and revenue diversification, we may be unable to offset the effects of continued audience and revenue declines. Any further deterioration could materially adversely affect our results of operations, financial condition, liquidity, and ability to achieve sustainable profitability.

We have not complied with certain requirements under the Credit Agreement, namely the borrowing base requirements.

As of September 30, 2026, there was $25.0 million aggregate principal amount outstanding under the Credit Agreement. As disclosed within Notes 8 and 19 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we were not in compliance with the borrowing base requirements as of September 30, 2026. Although, to date, we have been successful in obtaining forbearance agreements with respect to these matters and avoid defaults under the Credit Agreement, there can be no assurance that the lender will not declare an event of default and acceleration of all our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future.
In the event the Credit Agreement’s lender refuses to grant forbearance to avoid a future default, the lender might accelerate our obligations under the Credit Agreement. In order to satisfy such obligations, we would similarly have to refinance our obligations or seek additional capital. Our ability to refinance our existing debt is based upon credit markets and economic forces, whether on acceptable terms or at all, that are outside of our control. There can be no assurance that we will be successful in refinancing our debt or raising additional capital, whether on acceptable terms, or at all. Furthermore, if we were attempting to refinance our obligations or raise capital in response to an imminent or declared acceleration and default, we might have to do so on an expedited basis, which might further jeopardize our ability to successfully refinance or obtain capital. In the event we fail in any of the efforts described in the preceding sentences, our business may materially suffer.

Our trademark licensing and reciprocal media arrangements may not achieve anticipated commercial benefits and could expose us to brand dilution, reputational harm, and operational challenges.

In November 2026, we entered into binding term sheets for a trademark license with LocalNow, LLC and a reciprocal media commitment with Allen Media, LLC, both affiliates of the Investor. These arrangements involve risks that could adversely affect our business, brand, and operating results, including:

•Brand Dilution and Lack of Day-to-Day Operational Control: Permitting an affiliate to rebrand and operate as “BuzzFeed TV” creates inherent risks outside our direct editorial and programming control. Any substandard content, regulatory infractions, compliance issues, or negative publicity associated with LocalNow's distribution could dilute our core brand equity, impair our intellectual property, and alienate our existing audience and advertising partners.

•Uncertain Financial and Strategic Returns: Under the trademark license, our entitlement to license fees depends entirely on LocalNow generating annualized revenue in excess of $25.0 million. If that threshold is not reached, we will receive no license fees despite the widespread use of our marks. Furthermore, the reciprocal media spend commitment may fail to generate the anticipated audience growth, user engagement, or advertising value needed to realize the expected strategic benefits.

The risks described above are not exhaustive. The execution, implementation, and ongoing management of these commercial arrangements involve additional operational, legal, and strategic uncertainties that could harm our business, operating results, and overall financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, there were no unregistered sales of equity securities that were not previously disclosed in a Current Report on Form 8-K, other than the private placement transaction that took place on November 9, 2026, as described below.
On November 9, 2026, the Company entered into a stock purchase agreement with Allen Family Digital, LLC, pursuant to which Allen Family Digital, LLC purchased 14,498,356 newly-issued shares of the Company’s Class A common stock. Allen Family Digital, LLC paid a price of $0.5173 per share, which represented the closing price of the Company’s Class A common stock on November 6, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to Allen Family Digital, LLC on November 9, 2026, and the Company received aggregate proceeds of approximately $7.5 million, which will be used for general corporate purposes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Entry into Stock Purchase Agreement and Binding Term Sheets
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 - Entry into a Material Definitive Agreement” and “Item 3.02 - Unregistered Sales of Equity Securities” of Form 8-K.
On November 9, 2026, the Company entered into a stock purchase agreement with the Investor, pursuant to which the Investor purchased an additional 14,498,356 newly-issued shares of the Company’s Class A common stock. The Investor paid a price of $0.5173 per share, which represented the closing price of the Company’s Class A common stock on November 6, 2026 as reported by The Nasdaq Stock Market LLC. The shares were issued to the Investor on November 9,

2026, and the Company received aggregate proceeds of approximately $7.5 million, which will be used for general corporate purposes. The foregoing description of the stock purchase agreement is qualified in its entirety by the terms of such agreement, which is filed hereto as Exhibit 2.9 and incorporated herein by reference.
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K.
On November 9, 2026, the Company entered into a binding trademark license term sheet with LocalNow, LLC, an affiliate of the Investor. The binding trademark license term sheet provides LocalNow, LLC with a license to use certain licensed marks in the United States (as defined within the agreement) in connection with rebranding LocalNow to BuzzFeed TV and the advertising, marketing, promotion, and distribution of the same. The initial term is for a period of 12 months from November 9, 2026, and the term sheet will automatically renew upon written agreement of both parties. The binding term sheet provides an annual license fee of 20% of incremental revenue (revenue in excess of $25.0 million on an annualized basis, with revenue being defined as all gross revenue recognized by LocalNow, LLC, its affiliates, and sublicensees). The foregoing description of the binding trademark license term sheet is qualified in its entirety by the terms of such agreement, which is filed hereto as Exhibit 10.20 and incorporated herein by reference.
On November 9, 2026, the Company entered into a binding reciprocal media commitment term sheet with Allen Media, LLC, an affiliate of the Investor. The binding reciprocal media commitment term sheet provides that Allen Media, LLC will spend up to $12.0 million per year, which is an amount equal to 120% of the Company’s actual qualifying media spend (as defined in the agreement), and that the Company will spend up to $10.0 million per year, which is an amount equal to 83.3% of Allen Media, LLC’s qualifying media spend. The initial term is for a period of 12 months from November 9, 2026, and the term sheet will automatically renew upon written agreement of both parties. The foregoing description of the binding reciprocal media commitment term sheet is qualified in its entirety by the terms of such agreement, which is filed hereto as Exhibit 10.19 and incorporated herein by reference.
Mr. Byron Allen Folks, the Chairman of the Company's board of directors, and Founder, Chairman, and CEO of Allen Family Digital, LLC (i.e., the Investor) as the Company’s controlling shareholder are both related-parties and both the binding trademark license term sheet and binding reciprocal media commitment term sheet qualify as related party transactions. Mr. Folks disclosed his interest and abstained from consenting to, voting on or otherwise approving the agreements. The audit committee approved the related party transactions pursuant to the Company’s related party transaction policy. All disinterested directors in attendance at the meeting approved the agreements after determining in good faith that the terms are fair and reasonable to, and in the best interests of, the Company and its stockholders. The approval of these transactions took place on November 8, 2026.
Executive Compensation (amounts below are in actual dollars)
The information set forth below is included for the purpose of providing disclosure under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
On November 4, 2026, the Compensation Committee of the Company’s Board of Directors approved a new compensatory arrangement for Matt Omer, Chief Financial Officer. Mr. Omer and the Company entered into an employment agreement (the “Employment Agreement”), dated as of November 5, 2026, effective as of November 9, 2026 (the “Effective Date”).
The Employment Agreement provides that (1) Mr. Omer’s annual base salary was increased from $402,800 to $600,000 as of the Effective Date through November 8, 2027, and then will increase again to $620,000 from November 9, 2027 through November 8, 2028; (2) Mr. Omer’s annual discretionary bonus with a target value of 50% of his calendar year’s salary; (3) the Company, at its sole discretion, has the option to extend Mr. Omer’s employment contract for five additional, consecutive one-year renewal terms (“Renewal Option Term”); (4) Mr. Omer is entitled to a $20,000 increase to his annual base salary for each applicable Renewal Option Term (as defined in the Employment Agreement); (5) Mr. Omer is also entitled to a one-time retention bonus of $100,000, which shall be paid in March 2027; (6) Mr. Omer will receive an annual grant of restricted stock units, pursuant to the Company’s 2021 Equity Incentive Plan, in the amount of $400,000, which will vest one year after the grant date.
Under the Employment Agreement, Mr. Omer is required to work exclusively for BuzzFeed, subject to limited exceptions for personal investments and pre-approved, non-competing outside activities. BuzzFeed may terminate the employee at will, with a termination without cause providing remaining-term salary and COBRA continuation, net of any applicable company severance plan benefits, subject to a release of claims. The Renewal Option Term shall be automatically exercised annually unless notice to terminate the agreement is given by the Company to Mr. Omer with at least 60 days’ notice. The Company has agreed to provide the Mr. Omer with certain enhanced terms, benefits and / or compensation pursuant to Section 4 of the Employment Agreement. Such consideration was specifically negotiated in connection with, and in exchange for, Mr. Omer’s agreement to the exclusivity restrictions set forth in Section 6 (Exclusivity) and the termination provisions set forth in Section 12 (Termination at Will) of the Employment Agreement.
The Employment Agreement also entitles Mr. Omer to the Company’s customary employee benefits and binds him to restrictive covenants regarding confidentiality, non-competition, non-solicitation, non-disparagement and the Company’s ownership of intellectual property.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the applicable agreement, a copy of which is filed as Exhibit 10.18 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
(c) Insider Trading Arrangements
During the three months ended September 30, 2026, certain of our directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 19, 2026, Janet Rollé, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Rollé’s Rule 10b5-1 trading arrangement will commence on December 2, 2026, which is at least 90 days after the adoption date, and will continue until October 31, 2027, or earlier if all shares covered by the plan are sold. Ms. Rollé’s Rule 10b5-1 trading arrangement provides for a sale of up to (1) 38,209 shares of Class A common stock held from previously vested restricted from her annual non-employee director equity grant, and (2) 115,000 shares of Class A common stock of the vested restricted stock units that vest on or after May 27, 2027.
On September 2, 2026, Eric Gould, a member of the Company’s board of directors, terminated the Rule 10b5-1 trading arrangement and adopted a new Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Gould’s Rule 10b5-1 trading arrangement will commence on December 2, 2026, which is at least 90 days after the adoption date, and will continue until December 2, 2027, or earlier if all shares covered by the plan are sold. Mr. Gould’s Rule 10b5-1 trading arrangement provides for a sale of up to (1) 30,000 shares of Class A common stock from the vested restricted stock units received from his annual non-employee director equity grant, and (2) 10,000 shares of Class A common stock that he acquired pursuant to a private placement transaction.
On September 21, 2026, Stanley Washington, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Washington’s Rule 10b5-1 trading arrangement will commence on December 21, 2026, which is at least 90 days after the adoption date, and will continue until December 31, 2027, or earlier if all shares covered by the plan are sold. Mr. Washington’s Rule 10b5-1 trading arrangement provides for a sale of up to (1) a total of 60% of all vested restricted stock units held upon plan commencement from his annual non-employee director equity grant at various price points, and (2) a total of 60% of each future vested restricted stock units received at both market at various price points.

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

2.9	Stock Purchase Agreement, dated November 9, 2026, by and between BuzzFeed, Inc. and Allen Family Digital, LLC.
3.1	Second Amended and Restated Certificate of Incorporation of BuzzFeed, Inc., (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2021).
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

10.18‡	Employment Agreement, dated as of November 5, 2026, between BuzzFeed Media Enterprises, Inc., and Matthew Omer.
10.19	Allen Media and BuzzFeed Reciprocal Media Commitment Binding Term Sheet, effective November 9, 2026, by and among Allen Media, LLC, and BuzzFeed, Inc.
10.20†	Local Now and BuzzFeed Trademark License Binding Term Sheet, effective November 9, 2026, by and among LocalNow, LLC, BuzzFeed, Inc., and BuzzFeed Media Enterprises, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

BuzzFeed, Inc.

		By:	/s/ Matt Omer
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date:	November 9, 2026